Form 10-Q
period 2000-03-31
CHORDIANT SOFTWARE INC
filed 2000-05-15
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-29357

Chordiant Software, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	93-105328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Boulevard, Suite 400
Cupertino, CA    95014
(Address of Principal Executive Offices including Zip Code)

(408) 517-6100
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of May 5, 2000 was 36,678,956.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 (unaudited)	**

Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)	**

Notes to Condensed Consolidated Financial Statements (unaudited)	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

                                                     December 31,   March 31,
                                                         1999         2000
                                                    ------------  ------------
                          Assets
Current Assets:
  Cash and cash equivalents........................      $6,719       $77,891
  Short-term investments...........................       2,000         2,000
  Accounts receivable--third parties, net..........       7,233         1,864
  Accounts receivable--related parties.............       1,211         4,524
  Other current assets.............................       1,775         2,293
                                                    ------------  ------------
     Total current assets..........................      18,938        88,572
Property and equipment, net........................       2,580         2,799
Other assets.......................................         568           559
                                                    ------------  ------------
                                                        $22,086       $91,930
                                                    ============  ============

Liabilities, Mandatorily Redeemable Convertible
 Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
  Borrowings.......................................      $2,608        $1,097
  Accounts payable--related parties, net...........         --            100
  Accounts payable--third parties..................       2,101         2,057
  Accrued expenses.................................       2,493         3,256
  Deferred revenue.................................       9,903        10,755
                                                    ------------  ------------
     Total current liabilities.....................      17,105        17,265
Borrowings, long-term..............................      10,617           409
Deferred revenue...................................         293           --
Other liabilities..................................         244           239
                                                    ------------  ------------
     Total liabilities.............................      28,259        17,913
                                                    ------------  ------------
Mandatorily redeemable convertible
  preferred stock..................................      51,609           --

Stockholders' Equity (Deficit):
  Preferred stock..................................         --            --
  Common stock.....................................           6            37
  Additional paid-in capital.......................      14,652       161,313
  Note receivable from stockholder.................        (406)       (1,862)
  Unearned compensation............................      (9,470)       (9,712)
  Accumulated deficit..............................     (62,564)      (75,759)
                                                    ------------  ------------
     Total stockholders' equity
       (deficit)...................................     (57,782)       74,017
                                                    ------------  ------------
                                                        $22,086       $91,930
                                                    ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

                                        Three Months Ended
                                             March 31,
                                    -------------------------
                                        1999         2000
                                    ------------ ------------
Net revenues:
 License--third parties............      $1,769       $1,873
 License--related parties..........        --            264
 Service--third parties............       2,553        1,771
 Service--related parties..........         149        1,106
                                    ------------ ------------
     Total net revenues............       4,471        5,014

Cost of net revenues:
 License--third parties............           7          120
 License--related parties..........        --             39
 Service--third parties............       3,242        2,745
 Service--related parties..........          71          512
                                    ------------ ------------
     Total cost of net revenues....       3,320        3,416
                                    ------------ ------------
Gross profit.......................       1,151        1,598
                                    ------------ ------------
Operating expenses:
 Sales and marketing...............       2,959        4,772
 Research and development..........       1,632        6,809
 General and administrative........         578        1,053
 Stock-based compensation..........         268        2,451
                                    ------------ ------------
     Total operating expenses......       5,437       15,085
                                    ------------ ------------
Loss from operations...............      (4,286)     (13,487)
Interest expense...................         (67)        (189)
Other income (expense), net........          16          481
                                    ------------ ------------
Net loss...........................     ($4,337)    ($13,195)
                                    ============ ============
Net loss per share:
 Basic and diluted.................      ($0.83)      ($0.60)
                                    ============ ============
 Weighted average shares...........   5,219,766   21,972,306
                                    ============ ============
Pro forma net loss per share
(unaudited):
 Basic and diluted.................      ($0.20)      ($0.36)
                                    ============ ============
 Weighted average shares...........  21,668,804   36,385,767
                                    ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                         1999        2000
                                                    -----------  -----------
Cash flows from operating activities:
 Net loss........................................      ($4,337)    ($13,195)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................          309          331
  Stock-based compensation.......................          268        2,451
  Provision for doubtful accounts................           75          156
  Changes in assets and liabilities:
   Accounts receivable--third parties............         (769)       5,213
   Accounts receivable--related parties..........          102       (3,313)
   Other current assets..........................         (309)        (518)
   Other assets..................................         (104)           9
   Accounts payable--third parties...............         (136)         (44)
   Accounts payable--related parties.............         (206)         100
   Accrued expenses..............................         (538)         763
   Deferred revenue..............................         (663)         559
   Other liabilities.............................           56           (5)
                                                    -----------  -----------
     Net cash used in operating activities.......       (6,252)      (7,493)
                                                    -----------  -----------
Cash flows from investing activities:
 Purchases of property and equipment.............         (129)        (550)
 Proceeds from sales and maturities of
  short-term investments.........................        1,051           --
                                                    -----------  -----------
     Net cash provided by (used in) investing
     activities..................................          922         (550)
                                                    -----------  -----------
Cash flows from financing activities:
 Proceeds from common stock issuance.............           --       80,411
 Exercise of stock options.......................           12          523
 Repurchase of common stock......................          (41)          --
 Proceeds from borrowings........................        4,681           --
 Repayment of borrowings.........................         (147)      (1,719)
                                                    -----------  -----------
     Net cash provided by financing activities...        4,505       79,215
                                                    -----------  -----------
Net (decrease) increase in cash and cash
 equivalents.....................................         (825)      71,172
Cash and cash equivalents at beginning of
 period..........................................        1,713        6,719
                                                    -----------  -----------
Cash and cash equivalents at end of period.......         $888      $77,891
                                                    ===========  ===========
Supplemental cash flow information:
 Cash paid for interest..........................          $67          $76
                                                    ===========  ===========
 Cash paid for income taxes......................           --           --
                                                    ===========  ===========
Supplemental non-cash activities:
 Common stock issued for stockholder note........           --       $1,456
                                                    ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Chordiant provides e-business infrastructure software for customer interaction applications. Chordiant's product helps enable companies to offer their customers personalized marketing, sales programs, e-business services and customer support across multiple channels of communication.

The accompanying condensed consolidated financial statements for the three months ended March 31,1999 and 2000 are unaudited and have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

NOTE 2-STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

Effective upon the closing of our initial public offering, the outstanding shares of Series A, B, C, D and E Preferred Stock were converted into 6,838,905, 5,410,917, 4,199,216, 2,000,000, 5,963,156 shares of Common Stock, respectively.

Common Stock

On February 15, 2000, we completed our initial public offering of 4,500,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 675,000 shares. At the offering price of $18.00 per share, we received $80.4 million from these transactions, net of underwriting discounts and commissions.

On November 30, 1999, Chordiant's board of directors approved a one-for-two reverse stock split of its common stock. The stock split was effective on February 4, 2000. All shares and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

Upon the closing of the initial public offering in February 2000, Chordiant Software's certificate of incorporation was amended and restated to change its authorized capital stock to 300,000,000 shares of $0.001 par value common stock and 51,000,000 shares of $0.001 par value preferred stock.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net loss per share

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common stock consists of the incremental number of common stock issuable upon conversion of mandatorily redeemable convertible preferred stock (using the if-converted method), common stock issuable upon the exercise of stock options (using the treasury stock method), common stock issuable upon the assumed conversion of convertible debt (using the if-converted method) and common stock subject to repurchase by Chordiant. The calculation of diluted net loss per share excludes potential common shares if their effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (amounts in thousands, except share and per share data):

                                        Three Months Ended
                                             March 31,
                                    -------------------------
                                        1999         2000
                                    ------------ ------------
Net loss available to common
  stockholders.....................     ($4,337)    ($13,195)
                                    ------------ ------------
Weighted average common stock
  outstanding......................   5,219,945   22,577,170
Weighted average common stock
  subject to repurchase............        (179)    (604,864)
                                    ------------ ------------
Denominator for basic and
  diluted calculation..............   5,219,766   21,972,306
                                    ------------ ------------
Net loss per share - basic
  and diluted......................      ($0.83)      ($0.60)
                                    ============ ============

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the assumed conversion of Chordiant's mandatorily redeemable convertible preferred stock and the conversion of convertible debt that the holders committed to converting, into shares of Chordiant's common stock as if such conversion occurred on the first day of the period presented or at the date of original issuance, if later. The calculation of pro forma net loss per share excludes other potential common shares as the effect is anti-dilutive. Pro forma potential common shares are comprised of common stock subject to repurchase and incremental common stock issuable upon exercise of stock options. The following table sets forth the computation of pro forma net loss per share for the periods indicated (amounts in thousands, except share and per share data):

                                        Three Months Ended
                                             March 31,
                                    -------------------------
                                        1999         2000
                                    ------------ ------------
Net loss available to common
  stockholders.....................     ($4,337)    ($13,195)
                                    ------------ ------------
Weighted average common stock
  outstanding......................   5,219,945    7,653,437
Weighted average common stock
  subject to repurchase............        (179)    (604,864)
Weighted average preferred stock.... 16,449,038   27,337,194
Weighted average convertible debt...       --      2,000,000
                                    ------------ ------------
Denominator for basic and
  diluted calculation..............  21,668,804   36,385,767
                                    ------------ ------------
Net loss per share - basic
  and diluted......................      ($0.20)      ($0.36)
                                    ============ ============
Revenue Recognition

We recognize revenue based on the provisions of Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, and SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The American Institute of Certified Public Accountants recently issued SOP No. 98-9, which provides amendments to SOP No. 97-2, and was effective for transactions entered into beginning January 1, 2000. This pronouncement has not materially impacted our revenue recognition practices.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income (loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of the three months ended March 31, 1999 and March 31, 2000 respectively, we had not had any transactions that are required to be reported in comprehensive income (loss).

Derivative Instruments and Hedging Activities

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued. We will be required to adopt SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000.

Segment information

Chordiant has adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." We identify our operating segment based on business activities, management responsibility and geographic location. During all periods presented, we operated in a single business segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

                                        Three Months Ended
                                             March 31,
                                    ------------------------
                                        1999        2000
                                    ------------ -----------
United States......................      $2,458      $1,573
United Kingdom.....................         649       3,021
Canada.............................         280         122
Netherlands........................       1,084          46
Germany............................       --            252
                                    ------------ -----------
                                         $4,471      $5,014
                                    ============ ===========

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

                                     December 31,  March 31,
                                         1999        2000
                                    ------------ -----------
United States......................      $2,350      $2,561
United Kingdom.....................         230         238
                                    ------------ -----------
                                         $2,580      $2,799
                                    ============ ===========

Cash, cash equivalents, and short-term investments

Chordiant considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as short-term investments. Short-term investments consist of commercial paper and corporate bonds.

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2000, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statements of income. There have been no such transactions in the three months ended March 31, 1999 and 2000. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for- sale are included in interest income.

At March 31, 2000, Chordiant's available-for-sale securities consisted of the following: Commercial paper $68.8 million; corporate notes $1.0 million, medium term notes $2.1 million and United States government agencies $6.2 million and money market funds $774,000. Of these securities, $77.9 million and $2.0 million was classified as cash and cash equivalents and short-term investments, respectively.

As of March 31, 2000 the fair value of short-term investments approximates cost and the gross unrealized gains or losses were not significant. These securities mature within one year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking statements that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those referred to in the forward-looking statements. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," and other similar words and expressions. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Chordiant does not undertake an obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

Chordiant provides e-business infrastructure software that it believes enables companies to offer their customers personalized marketing, sales programs, e-business services and customer support across multiple communication channels. Our product, Customer Communications Solution, or CCS, is a suite of applications designed to integrate customer information from different data sources, automate business processes dependent on a customer's specific profile and request, and provide consistent service to customers across communications channels including the internet, telephone, e-mail and branch offices.

  Chordiant was incorporated in California in March 1991 and was reincorporated in Delaware in October 1997. Before 1997, we were primarily engaged in custom consulting services. We released the first version of our CCS product in September 1997. With the release of this product, we accelerated the development of our sales and marketing organizations.

We derive revenues primarily from licenses of our CCS product and from related services, which include implementation, consulting, customization and integration, post-contract customer support and training. Our product is typically licensed directly to customers for a perpetual term, with pricing based on the number of servers and the number of users.

On contracts involving significant implementation or customization essential to the functioning of our product, license and service revenues are recognized using the percentage-of-completion method using labor hours worked as the measure of progress towards completion. We classify revenues from these arrangements as license and services revenues based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. We expect that a majority of our license and service revenues will be recognized using this percentage-of- completion methodology.

On contracts that do not involve significant implementation or customization essential to the functioning of our product, license revenues are recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred. For arrangements with multiple elements, we recognize revenues for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

Service revenues from consulting and training services are recognized as these services are performed. Service revenues from post-contract customer support are recognized over the contractual support term, generally one year.

In the future, we expect to derive revenues from contracts that provide for implementation services at a fixed hourly rate. On other contracts we expect to derive revenues from the licensing of the installed product on a per transaction basis. In connection with these types of arrangements, we will recognize the fair value of the implementation services as the services are delivered and will recognize license fees on a monthly basis at the contractual rate.

We bill customers according to contract terms. Amounts billed to customers in excess of revenues recognized are recorded as deferred revenues.

Service revenues as a percentage of total revenues were 60% for the three months ended March 31, 1999 and 58% for the three months ended March 31, 2000. To help ensure the success of early product deployments by customers, in early 1998 we began establishing a significant service organization. The organization assists customers, and third parties such as system integrators, in the design and implementation of our product. Since service revenues have a lower gross margin than license revenues, this service activity resulted in reduced overall gross margins. During the three months ended March 31, 1999 and 2000 respectively, we engaged third parties to provide services to customers, who then billed us for their services. As a result of using third party resources, revenues from these contracts generated small gross margins. As a result of expansion of our service organization and use of system integrators that bill our customers directly for services, we believe that our use of third party service providers will decline substantially in future periods. We expect that service revenue will continue to represent over 30% of total revenues.

We sell our product through our direct sales force, and augment our sales efforts through relationships with system integrators, application service providers and technology vendors. During the three months ended March 31, 2000, we opened sales and delivery consulting offices in the Netherlands and Germany.

Our revenues during the three months ended March 31, 1999 were derived from customer accounts in the United States, United Kingdom, Netherlands and Canada. For the three months ended March 31, 2000, revenues were derived from customer accounts in the United States, United Kingdom, Netherlands, Canada and South Africa. During the three months ended March 31, 1999, international revenues were $2.0 million or approximately 45% of our total net revenues and for the three months ended March 31, 2000, international revenues were $3.4 million or approximately 69% of our total revenues. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

A small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a large impact on our revenues. For the three months ended March 31, 1999, revenues from Chase Manhattan Mortgage Corporation, KLM Royal Dutch Airlines, General Motors' United States OnStar Division, and Ventura accounted for 30%, 24%, 20%, and 13% of our total net revenues. For the three months ended March 31, 2000, revenues from Direct Line Group Services Limited and General Motors' United States OnStar Division accounted for 50% and 15% of our total net revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations. This was done to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 144 as of December 31, 1999, to 179 as of March 31, 2000 representing an increase of approximately 24%. We anticipate that our operating expenses will continue to increase as we expand our product development, sales and marketing and professional services organization. We expect to incur net losses in the future.

We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. In addition, although we have experienced revenue growth recently, this trend may not continue. In addition, we may not achieve or maintain profitability in the future.

Results of Operations

The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

                                        Three Months Ended
                                             March 31,
                                    -------------------------
                                        1999         2000
                                    ------------ ------------
Net revenues:
 License--third parties............          40%         37%
 License--related parties..........        --              5
 Service--third parties............          57           35
 Service--related parties..........           3           23
                                    ------------ ------------
     Total net revenues............         100          100
                                    ------------ ------------
Cost of net revenues:
 License--third parties............        --              2
 License--related parties..........        --              1
 Service--third parties............          73           55
 Service--related parties..........           1           10
                                    ------------ ------------
     Total cost of net revenues....          74           68
                                    ------------ ------------
Gross profit.......................          26           32
                                    ------------ ------------
Operating expenses:
 Sales and marketing...............          66           95
 Research and development..........          37          136
 General and administrative........          13           21
 Stock-based compensation..........           6           49
                                    ------------ ------------
     Total operating expenses......         122          301
                                    ------------ ------------
Loss from operations...............         (96)        (269)
Interest expense...................          (1)          (4)
Other income (expense), net........        --             10
                                    ------------ ------------
Net loss...........................         (97)%       (263)%
                                    ============ ============

License. License revenues consist of licenses of our CCS software. License revenues increased from $1.8 million for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000 due to the growth in the number of product implementations by new customers and higher average transaction size. Our average transaction size has increased due to deployments by our customers to larger numbers of users.

Service. Service revenues consist of consulting assistance and implementation, customization and integration, and post-contract customer support and training. Service revenues increased from $2.7 million for the three months ended March 31, 1999 to $2.9 million for the three months ended March 31, 2000. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. The increased cost of license revenues for the three months ended March 31, 2000 compared to March 31, 1999 is due primarily to increased royalty payments to third parties for technology incorporated in our product.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service revenue was $3.3 million for the three months ended March 31, 1999 and $3.3 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, we hired a number of additional service personnel in anticipation of supporting a larger customer base in future periods. These increased investment efforts to meet anticipated customer demand resulted in negative gross margins from service revenues for the three months ended March 31, 1999 and 2000. We expect that the cost of services revenues will continue to increase in dollar amounts as we continue to expand our professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses increased from $3.0 million for the three months ended March 31, 1999 to $4.8 million for the three months ended March 31, 2000. The increase in these expenses for the three months ended March 31, 2000 compared to the same time period in 1999 was attributable to increases of $1.3 million in personnel expenses, $200,000 in allocated depreciation and overhead costs, and $300,000 in marketing and advertising costs. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of our product, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement our internal development team. Due to the relatively short time between the date our products achieve technological feasibility and the date they become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses increased from $1.6 million for the three months ended March 31, 1999 to $6.8 million for the three months ended March 31, 2000. The increase in these expenses was attributable to a one-time charge of $3.5 million for purchased in process research and development related to a technology and intellectual property transfer agreement with Chase Manhattan Mortgage Corporation, $1.5 million of personnel related expenses and $200,000 in allocated depreciation and overhead costs. On March 10, 2000, the Company filed a Current Report on Form 8-K outlining the technology and Intellectual Property transfer agreement with Chase. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses increased from $578,000 for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000. The increase in these expenses for the three months ended March 31,1999 compared to the three months ended March 31, 2000 was attributable to increases of $330,000 in personnel related expenses and $145,000 in professional service fees. This increase was primarily the result of additional finance, executive and information services and an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the additional expenses associated with operating as a public company.

Amortization of stock-based compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four-year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation expense of $577,000 for the three months ended March 31, 1999 and $2.7 million for the three months ended March 31, 2000. Stock-based compensation included in operating expenses totaled $268,000 for the three months ended March 31, 1999 and $2.5 million for the three months ended March 31, 2000.

Interest and Other Income (Expense), and Interest Expense

Interest and other income (expense), net, and interest expense consists of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings and other non-operating income and expenses. Interest expense increased from $67,000 for the three months ended March 31, 1999 to $189,000 for the three months ended March 31, 2000. The increase is due primarily to increased borrowings. Other income (expense), net increased from $16,000 for the three months ended March 31, 1999 to $481,000 for the three months ended March 31, 2000. The increase is primarily attributable to increased interest income earned on our cash equivalents and short-term investments, which grew significantly following the completion of our initial public offering in February 2000.

Provision for Income Taxes

We have not generated taxable income since inception and, as a result, no provision for income taxes was recorded during the periods presented. Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

During the three months ended March 31, 2000, net cash used to fund operating activities was $7.5 million. Net cash used in investing activities was $550,000. Investing activities consist primarily of purchases of property and equipment. Net cash generated from financing activities occurred as we raised approximately $80.4 million in proceeds from the sale of equity securities, net of issuance costs. In addition, we repaid our outstanding accounts receivable line of credit. Our cash and cash equivalents increased by approximately $71.2 million.

As of March 31, 2000, we had two lines of credit with a bank permitting us to borrow up to an aggregate of $5.0 million.

The accounts receivable line of credit expired in January 2000. The bank has extended that credit facility through May 20, 2000 in order to negotiate a new line of credit. As of March 31, 2000, there were no outstanding borrowings under the accounts receivable line of credit. Borrowings under the accounts receivable line of credit bear interest at the lending bank's prime rate of 9.0% as of March 31, 2000, and are limited to 80% of eligible accounts receivable.

Borrowings under the equipment loan bear interest at the lending bank's prime rate plus 0.25%.

Our assets secure borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 1.25 to 1.00, a minimum liquidity ratio of 1.25 to 1.00, and a minimum capital base of $4,000,000 through December 31, 1999 and $7,000,000 afterward. As of March 31, 2000, we were in compliance with our financial covenants and we had borrowed $409,000 against the lines of credit.

We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of equity securities this quarter will be sufficient to meet our working capital and operating expense requirements for at least the next 12 months. After that period, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

RISK FACTORS

Risks Related to Chordiant

Because our short operating history makes it difficult to evaluate our prospects, our future financial performance may disappoint investors and result in a decline in our stock price.

You must consider our prospects given the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. Until September 1997, we were engaged primarily in the research and development of our CCS software product. We licensed our first product in September 1997 and our sales and service organizations are relatively new and still growing. Due to our short operating history, our future financial performance is not predictable and may disappoint investors and result in a decline in our stock price. The revenue and income potential of our product is unproven.

We expect to continue to incur losses and we may not achieve or maintain profitability, which may cause our stock price to decline.

We incurred net losses of $13.2 million for the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $75.8 million. We expect to continue to incur losses on both a quarterly and annual basis at least through 2000. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and to establish additional sales offices domestically and internationally, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth or that we will generate sufficient revenues to achieve profitability.

Our operating results fluctuate significantly and an unanticipated decline in revenues may disappoint investors and result in a decline in our stock price.

Our quarterly revenues will depend primarily upon product implementation by our customers. We have historically recognized most of our license and services revenue using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion of implementation of our product and we expect this practice to continue. Thus, delays in implementation by our customers will reduce our quarterly revenue. Historically, a substantial portion of new customer orders have been booked in the third month of the calendar quarter, with a concentration of these bookings in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly deferred revenue. If our revenues or operating margins are below the expectations of any securities analysts that may analyze us, or investors, our stock price is likely to decline.

We have limited experience with large-scale deployments and if our product does not successfully operate in a company- wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our product, particularly in large-scale deployments, it could damage our reputation and reduce our revenues. Our success requires that our product be highly scalable, or able to accommodate substantial increases in the number of users. To date, no large- scale deployment has been operating at any customer site and our product is currently being used by only a limited number of users. Our product is expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications by personnel who may have not previously used application software systems or our product. These deployments present very significant technical challenges, which are difficult or impossible to predict.

Failure to successfully customize or implement our product for a customer could prevent recognition of revenues, collection of amounts due or cause legal claims by the customer.

If a customer is not able to customize or deploy our product successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against Chordiant. We have in the past had disputes with customers concerning product performance. One dispute, from a 1995 consulting agreement, resulted in a settlement following contractually-required mediation. One, from a 1997 CCS product license, resulted in a settlement following litigation. One, from a CCS product license and related service agreements, was resolved in February, 2000 when the Company entered into a new agreement with Chase Manhattan Mortgage Corporation. As part of the agreement, Chase transferred ownership to us of certain technology and intellectual property developed by the parties under our prior agreements. In exchange, we agreed to pay Chase $3.5 million for the intellectual property rights to the technology. For more information regarding this matter, reference is made to the Current Report on Form 8-K filed by Chordiant on March 10, 2000.

Our product has a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our product is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, deferred revenue could vary significantly from quarter to quarter. Any delays in the implementation of our product could cause reductions in our revenues. The licensing of our CCS product is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our product. The implementation of our products involves significant commitment of resources and is commonly associated with substantial implementation efforts that may be performed by us, the customer or third-party system integrators. Customers generally consider a wide range of issues before committing to purchase our product, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability.

Because a small number of customers account for a substantial portion of our software license revenues, our revenues could decline if we lose a major customer.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three, months ended March 31, 1999, revenues from Chase Manhattan Mortgage Corporation, KLM Royal Dutch Airlines, General Motors' United States OnStar Division, and Ventura accounted for 30%, 24%, 20%, and 13% of our total net revenues. For the three, months ended March 31, 2000, revenues from Direct Line Group Services Limited and General Motors' United States OnStar Division accounted for 50% and 15% of our total net revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, if a contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Defects in our product could diminish demand for our products and result in loss of revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time to time in our new or enhanced products after commencement of commercial shipments resulting in loss of revenues, decreased sales, injury to our reputation or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products and as a result have experienced delays in shipment of products. The latest version of our CCS product was introduced in October, 1999.

Our failure to maintain strong relationships with system integrators would harm our ability to market and implement our product and reduce future revenues.

Failure to establish or maintain relationships with systems integrators would significantly harm our ability to license our software product. System integrators install and deploy our product, in addition to those of our competitors, and perform custom integration of systems and applications. Some system integrators also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our product than we would otherwise. Our efforts may also not be as effective as those of the system integrators, which could reduce revenues. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with these system integrators and, as a result, these system integrators may be more likely to recommend competitors' products and services.

In particular, we have established a non-exclusive relationship with Electronic Data Systems Corporation, or EDS, a large system integrator and one of our principal stockholders. For the three months ended March 31, 1999 and the three months ended March 31, 2000, approximately 23% and 14%, respectively, of our revenues were derived from customers for whom Electronic Data Systems has been engaged to provide system integration services. Deterioration of our relationship with Electronic Data Systems could have a material adverse effect on sales of our product.

To date, our sales have been concentrated in the financial services, travel, automotive and telecommunications markets and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in four markets--financial services, travel and leisure, automotive and telecommunications-- accounted for 93% of total net revenues for the three months ended March 31, 2000. We expect that revenues from these four markets will continue to account for a substantial portion of our total net revenues in 2000. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Continued negative gross margin in service revenues could adversely impact our overall gross margin and income.

Our services revenues have historically had lower gross margins than our license revenues. As a result, an increase in the percentage of total net revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. We anticipate that service revenues will continue to represent over 30% of total net revenues. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our service revenues.

We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our product.

We license technology from several software providers that is incorporated in our product. In particular, we license Forte Tool and related Forte products from Forte Software, a Sun Microsystems, Inc. company. Our license agreement with Forte expires in September 2001, and can be extended upon agreement of the parties. We anticipate that we will continue to license technology from Forte and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the Forte technology or other technology licenses could result in delays in the license of our product until equivalent technology, if available, is developed or identified, licensed and integrated into our product.

Defects in third party products associated with our CCS product could impair our CCS products' functionality and injure our reputation.

The effective implementation of our products depends upon the successful operation of third-party products in conjunction with our products. Any undetected errors in these products could prevent the implementation or impair the functionality of our product, delay new product introductions or injure our reputation. In the past, while our business has not been materially harmed, product releases have been delayed as a result of errors in third-party software and we have incurred expenses in investigating the cause of these errors.

Our customers have the ability to alter our source code and inappropriate alterations could adversely affect the performance of our product, cause injury to our reputation and increase operating expenses.

Customers have access to our computer source code when they license our product and may alter the source code. Alteration may lead to implementation, operation and upgrade problems for our customers. This could adversely affect the market acceptance of our products, and any necessary investigative work and repairs could cause us to incur significant expenses and delays in implementation.

If we fail to introduce new versions and releases of our CCS product in a timely manner customers may license competing products and our revenues may decline.

If we are unable to ship or implement enhancements to our CCS product when planned, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to achieve anticipated revenues. A majority of our total revenues have been, and are expected to be, derived from the license of our CCS product. Our future operating results will depend on the demand for this product by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our product in performance or price, or we fail to enhance our product and introduce new features and functionality in a timely manner, demand for our product may decline. We have in the past experienced delays in the planned release dates of new versions of our software product and upgrades. New versions may not be released on schedule or may contain defects when released.

If our product does not operate with the hardware and software platforms used by our customers, customers may license competing products and our revenues will decline.

If our product fails to satisfy advancing technological requirements, the market acceptance of our product could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our product depends on many factors such as:

    our ability to integrate our product with multiple platforms and existing, or legacy systems;
    our ability to anticipate and support new standards, especially internet standards; and
    the integration of additional software modules under development with our existing product.

Our reliance on international operations may cause increased operating expenses and cause our net income to decline.

For the three months ended March 31, 1999 and the three months ended March 31, 2000, international revenues were 45% and 69% of our total net revenues. We expect international revenues will continue to represent a significant portion of our total net revenues in future periods.

We have faced, and will continue to face, risks associated with:

    difficulties in managing our widespread operations;
    difficulties in hiring qualified local personnel;
    seasonal fluctuations in customer orders;
    longer accounts receivable collection cycles; and
    expenses associated with products used in foreign markets.

Any of these factors could have a significant impact on our ability to deliver products on a competitive and timely basis and adversely affect our operating expenses and net income.

Our international sales are both U.S. dollar and local currency denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We invoice some of our international customers in local currencies. This subjects us to fluctuations in exchange rates between the U.S. dollar and the particular local currency.

International expansion could be difficult and we may not achieve sales growth.

If we are unable to expand our international operations and sales, and build relationships with third parties outside the United States on a timely basis, we may not achieve anticipated sales growth. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. In October 1997, we opened an office in London, England and during the three months ended March 31, 2000 we opened offices in The Netherlands and Germany. As of March 31, 2000 we had 57 employees based internationally. To increase our international sales opportunities, we will need to further develop our international sales, professional services and support organizations, and we will need to form additional relationships with system integration partners worldwide.

Industry Risks

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our product is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Our current competitors include:

    Internal information technology departments. In-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our product. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.
    Point application vendors. We compete with providers of stand-alone point solutions for web-based customer relationship management and traditional client/server-based, call-center service customer and salesforce automation solution providers.

Many of our competitors have greater resources and broader customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our product.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or to reach expected levels of productivity, our ability to develop and market our product will be weakened. Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, including Samuel T. Spadafora, our chairman, president and chief executive officer. Except for our chief executive officer, we do not have employment agreements with any of our key personnel. We have experienced significant turnover in our key personnel in the recent past.

In particular, our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively generate and service large accounts. There is a shortage of sales personnel and competition for qualified personnel is intense, particularly in Silicon Valley.

If we are unable to protect our intellectual property we may lose a valuable asset or incur costly litigation to protect our rights.

Our success and ability to compete depend upon our proprietary technology. We rely on trademark, trade secret and copyright laws to protect our intellectual property. We have no patents or patent applications. We ship source code to our customers and third- party integrators are given access to it. Despite our efforts to protect our intellectual property, a third party could copy or obtain the source code to our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology or duplicate our products.

We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights. If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights.

If we become subject to intellectual property infringement claims, these claims could be costly and time-consuming to defend, divert management attention and cause product delays, and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of e-business software will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. Any claims, with or without merit, could be costly and time- consuming to defend, divert our management's attention, or cause product delays. We have no patents or patent applications that we could use defensively against any company bringing such a claim. If our product was found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Chordiant is exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures have been provided.

Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. Chordiant protects and preserves its invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Foreign Currency Risk.  International revenues denominated in the local currency of each country accounted for approximately 55% of total revenues in the quarter ended March 31, 2000. Our branches also incur most of their expenses in the local currency.

    Chordiant's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

In connection with its initial public offering in February 2000, the Company filed a Registration Statement on Form S-1, SEC File No. 333-92187 (the "Registration Statement"), which was declared effective by the Commission on February 14, 2000. The managing underwriters in the offering were Robertson Stephens, Dain Rauscher Wessels, and Thomas Weisel Partners LLC. Pursuant to the Registration Statement, the Company registered 4,925,000 shares of its Common Stock, $0.001 par value per share for its own account. In the initial public offering, the Company sold 4,500,000 shares of common stock at $18.00 per share resulting in gross proceeds of $81.0 million, $5.7 million of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $2.0 million and have been paid or are payable to unaffiliated parties. On February 25, 2000, the Underwriters exercised their over-allotment options and purchased 675,000 additional shares of common stock at the issuance price of $18.00 per share of which 425,000 shares were sold by the Company and 250,000 were sold by two of Chordiant's stockholders. In conjunction with its sale of the 425,000 shares, the Company received $7,114,500, net of commissions and costs. The total net proceeds to the Company from the initial public offering were approximately $80.4 million. The Company used a portion of the net proceeds to make a payment of $1,490,155 representing principal and accrued interest to the holder of our accounts receivable line of credit.

We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, we will invest the net proceeds in short-term, investment grade, and interest bearing securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index.

(b) Reports on Form 8-K.

On March 10, 2000, we filed a Current Report on Form 8-K that outlined the resolution of a dispute arising out of a product license and related service agreements with Chase Manhattan Mortgage Corporation. To resolve this dispute, we entered into a new agreement with Chase in which Chase transferred ownership to us of certain technology and intellectual property developed by the parties under our prior agreements. In exchange, we agreed to pay Chase $3.5 million for the intellectual property rights to the technology. We intend to use this technology to add additional functionality to our core CCS product as well as develop and market a credit and collections application for the financial services industry.

Chordiant Software, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000

Chordiant Software, Inc.

(Registrant)

By:	/s/ Steven R. Springsteel

Steven R. Springsteel
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule.

     All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.