Form 10-Q
period 2000-06-30
CHORDIANT SOFTWARE INC
filed 2000-08-14
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of August 4, 2000 was 36,814,108.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 (unaudited)	**

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 (unaudited)	**

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)	**

Notes to Condensed Consolidated Financial Statements (unaudited)	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

                                                      June 30,     December 31,
                                                        2000           1999
                                                    ------------  ------------
                          Assets                    (Unaudited)
Current Assets:
  Cash and cash equivalents........................     $66,148        $6,719
  Short-term investments...........................       8,322         2,000
  Accounts receivable--third parties, net..........      20,307         7,233
  Accounts receivable--related parties.............       1,211         1,211
  Other current assets.............................       6,018         1,775
                                                    ------------  ------------
     Total current assets..........................     102,006        18,938

Property and equipment, net........................       3,606         2,580
Long-term accounts receivable - third parties, net.       4,557           --
Other assets.......................................         531           568
                                                    ------------  ------------
                                                       $110,700       $22,086
                                                    ============  ============

Liabilities, Mandatorily Redeemable Convertible
 Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
  Borrowings.......................................      $1,097        $2,608
  Accounts payable--third parties..................       2,737         2,101
  Accrued expenses.................................       7,621         2,493
  Deferred revenue.................................      19,409         9,903
                                                    ------------  ------------
     Total current liabilities.....................      30,864        17,105

Borrowings, long-term..............................         134        10,617
Deferred revenue...................................      11,393           293
Other liabilities..................................         247           244
                                                    ------------  ------------
     Total liabilities.............................      42,638        28,259
                                                    ------------  ------------
Mandatorily redeemable convertible
  preferred stock..................................         --         51,609

Stockholders' Equity (Deficit):
  Common stock.....................................          37             6
  Additional paid-in capital.......................     161,225        14,652
  Note receivable from stockholder.................      (1,862)         (406)
  Unearned compensation............................      (7,727)       (9,470)
  Accumulated deficit..............................     (83,611)      (62,564)
                                                    ------------  ------------
     Total stockholders' equity
       (deficit)...................................      68,062       (57,782)
                                                    ------------  ------------
                                                       $110,700       $22,086
                                                    ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

                                        Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net revenues:
 License--third parties............      $1,852       $1,151       $3,724       $2,920
 License--related parties..........       1,431          520        1,695          520
 Service--third parties............       2,804        1,815        3,080        4,368
 Service--related parties..........       1,309          235        3,910          384
                                    ------------ ------------ ------------ ------------
     Total net revenues............       7,396        3,721       12,409        8,192

Cost of net revenues:
 License--third parties............          64           38          184           45
 License--related parties..........        --           --             39         --
 Service--third parties............       3,597        2,768        6,342        6,010
 Service--related parties..........         506          282        1,018          353
                                    ------------ ------------ ------------ ------------
     Total cost of net revenues....       4,167        3,088        7,583        6,408
                                    ------------ ------------ ------------ ------------
Gross profit.......................       3,229          633        4,826        1,784
                                    ------------ ------------ ------------ ------------
Operating expenses:
 Sales and marketing...............       5,304        3,315       10,076        6,274
 Research and development..........       3,601        1,671       10,410        3,303
 General and administrative........       1,326          633        2,379        1,211
 Stock-based compensation..........       1,858          294        4,309          562
                                    ------------ ------------ ------------ ------------
     Total operating expenses......      12,089        5,913       27,174       11,350
                                    ------------ ------------ ------------ ------------
Loss from operations...............      (8,860)      (5,280)     (22,348)      (9,566)
Interest expense...................         (32)        (324)        (220)        (391)
Other income (expense), net........       1,040           16        1,521           32
                                    ------------ ------------ ------------ ------------
Net loss...........................     ($7,852)     ($5,588)    ($21,047)     ($9,925)
                                    ============ ============ ============ ============
Net loss per share:
 Basic and diluted.................      ($0.21)      ($1.06)      ($0.71)      ($1.89)
                                    ============ ============ ============ ============
 Weighted average shares...........  36,756,839    5,260,139   29,491,815    5,239,649
                                    ============ ============ ============ ============
Pro forma net loss per share
(unaudited):
 Basic and diluted.................      ($0.21)      ($0.24)      ($0.57)      ($0.42)
                                    ============ ============ ============ ============
 Weighted average shares...........  36,756,839   23,755,260   36,646,989   23,599,798
                                    ============ ============ ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                        2000          1999
                                                    -----------  -----------
Cash flows from operating activities:
 Net loss........................................     ($21,047)     ($9,925)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................          724          643
  Stock-based compensation.......................        4,309          655
  Provision for doubtful accounts................         (379)        (475)
  Changes in assets and liabilities:
   Accounts receivable--third parties............      (17,252)         301
   Accounts receivable--related parties..........           --         (351)
   Other current assets..........................       (4,243)        (304)
   Other assets..................................           37          (86)
   Accounts payable--third parties...............          536       (3,184)
   Accounts payable--related parties.............          100          111
   Accrued expenses..............................        5,128          229
   Prepaid licenses--related parties.............           --       (1,018)
   Deferred revenue--short-term..................        9,506        1,061
   Deferred revenue--long-term...................       11,100           --
   Other liabilities.............................            3          112
                                                    -----------  -----------
     Net cash used in operating activities.......      (11,478)     (12,231)
                                                    -----------  -----------
Cash flows from investing activities:
 Purchases of property and equipment.............       (1,750)        (233)
 Purchases of short-term investments.............       (6,322)         251
                                                    -----------  -----------
     Net cash provided by (used in) investing
     activities..................................       (8,072)          18
                                                    -----------  -----------
Cash flows from financing activities:
 Proceeds from common stock issuance.............       80,411            5
 Exercise of stock options.......................          564           --
 Repurchase of common stock......................           (2)          --
 Proceeds from borrowings........................           --       14,607
 Repayment of borrowings.........................       (1,994)        (487)
                                                    -----------  -----------
     Net cash provided by financing activities...       78,979       14,125
                                                    -----------  -----------
Net (decrease) increase in cash and cash
 equivalents.....................................       59,429        1,912
Cash and cash equivalents at beginning of
 period..........................................        6,719        1,713
                                                    -----------  -----------
Cash and cash equivalents at end of period.......      $66,148       $3,625
                                                    ===========  ===========
Supplemental cash flow information:
 Cash paid for interest..........................         $221         $391
                                                    ===========  ===========
Supplemental non-cash activities:
 Common stock issued for stockholder note........       $1,456           --
                                                    ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Chordiant provides e-business infrastructure software for customer interaction applications. Chordiant's product helps enable companies to offer their customers personalized marketing, sales programs, e-business services and customer support across multiple channels of communication.

The accompanying condensed consolidated financial statements for the three and six months ended June 30,2000 and 1999 are unaudited and have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition

Chordiant derives revenues from licenses of its software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting.

On contracts involving significant implementation or customization essential to the functionality of the Chordiant's product, license and service revenues are recognized using the percentage-of- completion method using labor hours incurred as the measure of progress towards completion as proscribed by SOP No. 81-1, "Accounting for Performance of Construction-type and Certain Production-Type Contracts". Chordiant considers that a project is completed at the go-live date. When Chordiant sells additional licenses, revenue from additional seats is recognized at the go-live date if the seats have been delivered. Chordiant classifies revenues from these arrangements as license and services revenues, based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

On contracts that do not involve significant implementation or customization essential to the functionality of Chordiant's product, license fees are recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred. For arrangements with multiple elements, Chordiant recognizes revenue for services and post-contract customer support based upon vendor specific objective evidence (VSOE), VSOE for the services element is based upon the standard hourly rates it charges for services when such services are sold separately, VSOE for annual post- contract customer support is established with the stated future renewal rates included in the contracts. Chordiant recognizes revenue for the license portion of a multiple element arrangement based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SoP No. 97-2 with Respect to Certain Transactions."

Revenues from reseller arrangements are recognized when reported by the reseller upon re- licensing of Chordiant's software to end users. Chordiant's agreements with its customers and resellers do not contain product return rights.

Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive income (loss)

Chordiant reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of the three and six months ended June 30, 2000 and 1999 respectively, we had not had any transactions that are required to be reported in comprehensive income (loss).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issue SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. Chordiant will adopt SFAS No. 133 in our quarter ending March 31, 2001. Chordiant does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting priciples to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Chordiant does not expect the adoption of SAB 101 to have a material effect on it financial position or results of operations.

NOTE 3-INITIAL PUBLIC OFFERING

On February 15, 2000, Chordiant completed its initial public offering of 4,500,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 675,000 shares. At the offering price of $18.00 per share, we received $80.4 million from these transactions, net of underwriting discounts and commissions.

Effective upon the closing of our initial public offering, the outstanding shares of Series A, B, C, D and E Preferred Stock were converted into 6,838,905, 5,410,917, 4,199,216, 2,000,000, 5,963,156 shares of Common Stock, respectively.

NOTE 4-STOCK SPLIT

On November 30, 1999, Chordiant's board of directors approved a one-for-two reverse stock split of its common stock. The stock split was effective on February 4, 2000. All shares and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

NOTE 5-NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common stock consists of the incremental number of common stock issuable upon conversion of mandatorily redeemable convertible preferred stock (using the if-converted method), common stock issuable upon the exercise of stock options (using the treasury stock method), common stock issuable upon the assumed conversion of convertible debt (using the if-converted method) and common stock subject to repurchase by us. The calculation of diluted net loss per share excludes potential common shares if their effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (amounts in thousands, except share and per share data):

                                        Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net loss available to common
  stockholders.....................     ($7,852)     ($5,588)    ($21,047)     ($9,925)
                                    ------------ ------------ ------------ ------------
Weighted average common stock
  outstanding......................  37,233,682    5,270,785   29,957,638    5,245,397
Weighted average common stock
  subject to repurchase............    (476,843)     (10,646)    (465,823)      (5,748)
                                    ------------ ------------ ------------ ------------
Denominator for basic and
  diluted calculation..............  36,756,839    5,260,139   29,491,815    5,239,649
                                    ------------ ------------ ------------ ------------
Net loss per share - basic
  and diluted......................      ($0.21)      ($1.06)      ($0.71)      ($1.89)
                                    ============ ============ ============ ============

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the assumed conversion of our mandatorily redeemable convertible preferred stock and the conversion of convertible debt that the holders committed to converting, into shares of our common stock as if such conversion occurred on the first day of the period presented or at the date of original issuance, if later. The calculation of pro forma net loss per share excludes other potential common shares as the effect is anti-dilutive. Pro forma potential common shares are comprised of common stock subject to repurchase and incremental common stock issuable upon exercise of stock options. The following table sets forth the computation of pro forma net loss per share for the periods indicated (amounts in thousands, except share and per share data):

                                        Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net loss available to common
  stockholders.....................     ($7,852)     ($5,588)    ($21,047)     ($9,925)
                                    ------------ ------------ ------------ ------------
Weighted average common stock
  outstanding......................  37,233,682    5,405,757    7,775,618    5,245,397
Weighted average common stock
  subject to repurchase............    (476,843)     (10,646)    (465,823)      (5,748)
Weighted average preferred stock....       --     18,360,149   27,337,194   18,360,149
Weighted average convertible debt...       --           --      2,000,000         --
                                    ------------ ------------ ------------ ------------
Denominator for basic and
  diluted calculation..............  36,756,839   23,755,260   36,646,989   23,599,798
                                    ------------ ------------ ------------ ------------
Net loss per share - basic
  and diluted......................      ($0.21)      ($0.24)      ($0.57)      ($0.42)
                                    ============ ============ ============ ============

NOTE 6 - SEGMENT INFORMATION:

Chordiant has adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Chordiant identifies its operating segment based on business activities, management responsibility and geographic location. During all periods presented, Chordiant operated in a single business segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

                                        Three Months Ended           Six Months Ended
                                              June 30,                   June 30,
                                    ------------------------   -----------------------
                                        2000        1999          2000        1999
                                    ------------ -----------   ----------- -----------
United States......................      $1,794      $2,909        $3,367      $5,367
United Kingdom.....................       3,556         252         6,576         901
South Africa.......................       1,722        --           1,722        --
Germany............................         223        --             475        --
Canada.............................          55         102           177         382
The Netherlands....................          46         458            92       1,542
                                    ------------ -----------   ----------- -----------
                                         $7,396      $3,721       $12,409      $8,192
                                    ============ ===========   =========== ===========

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

                                      June 30,    December 31,
                                        2000          1999
                                    ------------ -----------
United States......................      $3,149      $2,350
United Kingdom.....................         457         230
                                    ------------ -----------
                                         $3,606      $2,580
                                    ============ ===========

NOTE 7 - ACQUISITION

On July 19, 2000 Chordiant completed its acquisition of White Spider Software, Inc. White Spider was an early stage software company in the development of knowledge management software. Under the terms of the acquisition Chordiant issued four hundred seventy-six thousand five hundred fifteen (476,515) shares of its common stock in exchange for all outstanding White Spider shares and assumed stock options. The acquisition will be accounted for as a purchase. As a result, the purchase price, estimated at approximately $6.0 million, will be allocated to the assets acquired and liabilities assumed based on Chordiant's estimates of fair value. The fair value assigned to intangible assets acquired will be based on a valuation prepared by an independent third-party appraisal company. Additional information for this acquisition will be included in the amended Form 8-K which will be filed within 60 days of the original Form 8-K filing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, these forward-looking statements which are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," and other similar words and expressions. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Results of Operations", "Cost of Net Revenues", "Operating Expenses", "Interest and other Income (Expense), and Interest Expense", "Provision for Income Taxes", "Liquidity and Capital Resources" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Actual results could differ materially from those projected in any such forward-looking statements. We do not undertake an obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Chordiant provides software that is designed for global consumer businesses serving the needs of one-to-one relationships in industries such as banking, financial services, insurance, telecommunications, travel and leisure, and other markets with diverse sets of customers and products. Our product, Customer Communications Solution, or CCS, is a suite of applications that enables companies to quickly access the right information and apply a common set of business rules across multiple contact channels to maximize customer retention and satisfaction. It applies personalized business processes to every business transaction in a consistent manner, no matter where the interaction occurs. It allows companies to implement a solution across a wide range of devices such as Internet Web sites, in-car concierge systems, WAP-enabled devices (Wireless Application Protocol), supporting mobile Internet phones and PalmPilot devices, traditional call centers, and retail sites.

  Chordiant was incorporated in California in March 1991 and was reincorporated in Delaware in October 1997. Before 1997, we were primarily engaged in custom consulting services. We released the first version of our CCS product in September 1997. With the release of this product, we accelerated the development of our sales and marketing organizations.

Chordiant derives revenues primarily from licenses of our software and from related services, which include implementation, consulting, customization and integration, post-contract customer support and training. Our product is typically licensed directly to customers for a perpetual term, with pricing based on the number of servers and the number of users.

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

In situations where we are not responsible for implementation services and are also obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription over the term of the commitment period.

Service revenues from consulting and training services are recognized as these services are performed. Service revenues from post-contract customer support are recognized over the contractual support term, generally one year.

In the future, Chordiant expects to derive revenues from contracts that provide for implementation services at a fixed hourly rate. On other contracts we expect to derive revenues from the licensing of the installed product on a per transaction basis. In connection with these types of arrangements, we will recognize the fair value of the implementation services as the services are delivered and will recognize license fees on a monthly basis at the contractual rate.

Chordiant bills customers according to contract terms. Amounts billed to customers in excess of revenues recognized are recorded as deferred revenues.

Service revenues as a percentage of total revenues were 56% for both the three and six months ended June 30, 2000 and 55% and 58% for the three and six months ended June 30, 1999. To help ensure the success of early product deployments by customers, in early 1998 we began establishing a significant service organization. The organization assists customers, and third parties such as system integrators, in the design and implementation of our product. Since service revenues have a lower gross margin than license revenues, this service activity resulted in reduced overall gross margins. During the three and six months ended June 30, 2000 and 1999 respectively, we engaged third parties to provide services to customers, who then billed us for their services. As a result of using third party resources, revenues from these contracts generated small gross margins. As a result of expansion of our service organization and use of system integrators that bill our customers directly for services, we believe that our use of third party service providers will decline substantially in future periods. We expect that service revenue will continue to represent over 30% of total revenues.

Chordiant sells its product through our direct sales force, and augment our sales efforts through relationships with system integrators, application service providers and technology vendors.

Our revenues during the three and six months ended June 30, 2000 were derived from customer accounts in the United States, United Kingdom, South Africa, Germany, Canada and The Netherlands. For the three and six months ended June 30, 1999, revenues were derived from customer accounts in the United States, United Kingdom, Canada, and The Netherlands. During the three and six months ended June 30, 2000, international revenues were $5.6 million and $9.0 million or approximately 76% and 73% of our total net revenues. During the three and six months ended June 30, 1999, international revenues were $812,000 and $2.8 million or approximately 22% and 34% of our total net revenues. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

A small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a large impact on our revenues. For the three months ended June 30, 2000, revenues from EDS, Direct Line Financial Services and Barclays Mercantile accounted for approximately 41%, 22% and 13% of our total net revenues. For the six months ended June 30, 2000, revenues from EDS and Direct Line Financial Services accounted for approximately 37% and 33% of our total net revenues. For the three months ended June 30, 1999, revenues from Chase Manhattan Mortgage Corporation, EDS, First USA, Carlson Wagonlit Corporation, and KLM Royal Dutch Airlines accounted for 31%, 19%, 18%, 13%, and 12% of our total net revenues. For the six months ended June 30, 1999, revenues from Chase Manhattan Mortgage Corporation, KLM Royal Dutch Airlines and General Motors' United States OnStar Division accounted for 30%, 19%, and 11% of our total net revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

During the three months ended June 30, 2000, Chordiant entered into a significant contract with Lloyds TSB Bank. We expect to recognize net revenues of approximately GBP16.0 million ratably over then next eight quarters. Net revenues from this customer will initially account for a significant portion of our total net revenues over the next several quarters. To the extent that total net revenues increase, the net revenues derived from Lloyds TSB Bank will most likely decrease as a percentage of total net revenues.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations. This was done to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 144 as of December 31, 1999, to 193 as of June 30, 2000 representing an increase of approximately 34%. We anticipate that our operating expenses will continue to increase as we expand our product development, sales and marketing and professional services organization. We expect to incur net losses in the future.

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

Results of Operations

The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

                                        Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net revenues:
 License--third parties............          25%         31%         30%         36%
 License--related parties..........          19           14           14            6
 Service--third parties............          38           49           25           53
 Service--related parties..........          18            6           31            5
                                    ------------ ------------ ------------ ------------
     Total net revenues............         100          100          100          100
                                    ------------ ------------ ------------ ------------
Cost of net revenues:
 License--third parties............           1            1            2            1
 License--related parties..........        --           --           --           --
 Service--third parties............          49           74           51           73
 Service--related parties..........           7            8            8            4
                                    ------------ ------------ ------------ ------------
     Total cost of net revenues....          57           83           61           78
                                    ------------ ------------ ------------ ------------
Gross profit.......................          43           17           39           22
                                    ------------ ------------ ------------ ------------
Operating expenses:
 Sales and marketing...............          72           89           81           77
 Research and development..........          49           45           84           40
 General and administrative........          18           17           19           15
 Stock-based compensation..........          25            8           35            7
                                    ------------ ------------ ------------ ------------
     Total operating expenses......         164          159          219          139
                                    ------------ ------------ ------------ ------------
Loss from operations...............        (121)        (142)        (180)        (117)
Interest expense...................           0           (9)          (2)          (5)
Other income (expense), net........          14         --             12         --
                                    ------------ ------------ ------------ ------------
Net loss...........................        (107)%       (151)%       (170)%       (122)%
                                    ============ ============ ============ ============

Comparison of the Three Months Ended June 30, 2000 and 1999

Net Revenues

License. License revenues consist of licenses of our e-business infrastructure software. License revenues increased $1.6 million or 94.1% to $3.3 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size. Our average transaction size has increased due to deployments by our customers to larger numbers of users.

Service. Service revenues consist of consulting assistance and implementation, customization and integration, and post-contract customer support and training. Service revenues increased $2.0 million or 95.2% to $4.1 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30,1999. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues consists primarily of royalty payments to third parties for technology incorporated into our product. Cost of net license revenues increased $26,000 or 68.4% to $64,000 from $38,000 for the three months ended June 30, 2000 and 1999. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues increased $1.0 million or 32.3% to $4.1 million from $3.1 million for the three months ended June 30, 2000 and 1999. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. We expect that the cost of net service revenues will continue to increase in dollar amounts as we continue to expand our professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses increased $2.0 million or 60.6% to $5.3 million from $3.3 million for the three months ended June 30, 2000 and 1999. The increase in these expenses for the three months ended June 30, 2000 compared to the same time period in 1999 were mainly attributable to increases of $1.2 million in personnel expenses, $532,000 in marketing and advertising costs, and $195,000 in allocated depreciation and overhead costs. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of our product, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement our internal development team. Due to the relatively short time between the date our products achieve technological feasibility and the date they become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses increased $1.9 million or 111.8% to $3.6 million from $1.7 million for the three months ended June 30, 2000 and 1999. The increase in these expenses was mainly attributable to $1.6 million of personnel related expenses and $346,000 in allocated depreciation and overhead costs. On July 19, 2000 we acquired a company called White Spider Software, Inc. On August 3, 2000, the Company filed a Current Report on Form 8-K outlining the purchase of White Spider Software, Inc. We anticipate devoting resources to research and development, and to maintaining and expanding the development of White Spider, which will remain in New Hampshire. We expect that these expenses will continue to increase in dollar amount.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses increased $693,000 or 109.5% to $1.3 million from $633,000 for the three months ended June 30, 2000 and 1999. The increase in these expenses was mainly attributable to increases of $550,000 in personnel related expenses, $184,000 in professional service fees and a net decrease of ($41,000) in allocated depreciation and overhead costs. This increase was primarily the result of additional finance, executive and information services and an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the additional expenses associated with operating as a public company.

Amortization of stock-based compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four-year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation expense of $0 and $60,000 for the three months ended June 30, 2000 and 1999. Stock-based compensation included in operating expenses totaled $1.9 million for the three months ended June 30, 2000 and $294,000 for the three months ended June 30, 1999.

Interest and Other Income (Expense), and Interest Expense. Interest and other income (expense), net, and interest expense consists primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased from $324,000 for the three months ended June 30, 1999 to $32,000 for the three months ended June 30, 2000. The decrease is due primarily to decreased borrowings. Other income (expense), net increased from $16,000 for the three months ended June 30, 1999 to $1.0 million for the three months ended June 30, 2000. The increase is primarily attributable to increased interest income earned on our cash equivalents and short-term investments, which grew significantly following the completion of our initial public offering in February 2000.

Comparison of Six Months Ended June 30, 2000 and 1999

Net Revenues

License. License revenues consist of licenses of our e-business infrastructure software. License revenues increased $2.0 million or 58.8% to $5.4 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size. Our average transaction size has increased due to deployments by our customers to larger numbers of users.

Service. Service revenues consist of consulting assistance and implementation, customization and integration, and post-contract customer support and training. Service revenues increased $2.2 million or 45.8% to $7.0 million for the six months ended June 30, 2000 from $4.8 million for the six months ended June 30,1999. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues consists primarily of royalty payments to third parties for technology incorporated into our product. Cost of net license revenues increased $178,000 or 395.5% to $223,000 from $45,000 for the six months ended June 30, 2000 and 1999. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues increased $1.0 million or 15.6% to $7.4 million from $6.4 million for the six months ended June 30, 2000 and 1999. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. We expect that the cost of net service revenues will continue to increase in dollar amounts as we continue to expand our professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses increased $3.8 million or 60.3% to $10.1 million from $6.3 million for the six months ended June 30, 2000 and 1999. The increase in these expenses for the six months ended June 30, 2000 compared to the same time period in 1999 were mainly attributable to increases of $2.5 million in personnel expenses, $424,000 in allocated depreciation and overhead costs, and $876,000 in marketing and advertising costs. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of our product, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement our internal development team. Due to the relatively short time between the date our products achieve technological feasibility and the date they become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses increased $7.1 million or 215.2% to $10.4 million from $3.3 million for the six months ended June 30, 2000 and 1999. The increase in these expenses was mainly attributable to a one-time charge of $3.5 million for purchased in-process research and development related to a technology and intellectual property transfer agreement with Chase Manhattan Mortgage Corporation, $3.2 million of personnel related expenses and $460,000 in allocated depreciation and overhead costs. On March 10, 2000, the Company filed a Current Report on Form 8-K outlining the technology and Intellectual Property transfer agreement with Chase. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses increased $1.2 million or 100.0% to $2.4 million from $1.2 million for the six months ended June 30, 2000 and 1999. The increase in these expenses was mainly attributable to increases of $1.2 million in personnel related expenses, $330,000 in professional service fees, and a net decrease in allocated depreciation and overhead costs of approximately ($363,000). This increase was primarily the result of additional finance, executive and information services and an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the additional expenses associated with operating as a public company.

Amortization of stock-based compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four-year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation expense of $2.7 million and $637,000 for the six months ended June 30, 2000 and 1999. Stock-based compensation included in operating expenses totaled $4.3 million for the six months ended June 30, 2000 and $562,000 for the three months ended June 30, 1999.

Interest and Other Income (Expense), and Interest Expense. Interest and other income (expense), net, and interest expense consists primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased from $391,000 for the six months ended June 30, 1999 to $220,000 for the six months ended June 30, 2000. The decrease is due primarily to decreased borrowings. Other income (expense), net increased from $32,000 for the six months ended June 30, 1999 to $1.5 million for the six months ended June 30, 2000. The increase is primarily attributable to increased interest income earned on our cash equivalents and short-term investments, which grew significantly following the completion of our initial public offering in February 2000.

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

Liquidity and Capital Resources

During the six months ended June 30, 2000, net cash used to fund operating activities was $11.5 million. Net cash used in investing activities was $8.1 million. Investing activities consist primarily of purchases of short-term investments and property and equipment. Net cash generated from financing activities occurred as we raised approximately $80.4 million in proceeds from the sale of equity securities, net of issuance costs. In addition, we repaid our outstanding accounts receivable line of credit. Our cash and cash equivalents increased by approximately $66.1 million.

As of June 30, 2000, we did not have any lines of credit with a bank. On August 2, 2000, we committed to new terms and conditions for a new line of credit composed of two elements; an accounts receivable line and an equipment line.

Under the new terms and conditions, the total amount of the line of credit is $11.5 million. At our option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate or the LIBOR Option (1,2,3 or 6 month maturity) plus 2.50 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable.

Borrowings under the equipment loan bear interest at the lending bank's prime rate.

Our assets secure borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 2.50 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants. Under the previous lines of credit, at June 30, 2000, we had outstanding borrowings of $134,000.

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

RISK FACTORS

As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. If any of those risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

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

We incurred net losses of $7.9 million and $21.0 million for the three months and six moths ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $83.6 million. We expect to continue to incur losses on both a quarterly and annual basis at least through 2000. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and to establish additional sales offices domestically and internationally, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth or that we will generate sufficient revenues to achieve profitability.

Our operating results fluctuate significantly and an unanticipated decline in revenues may disappoint investors and result in a decline in our stock price.

Our quarterly revenues will depend primarily upon product implementation by our customers. We have historically recognized most of our license and services revenue using the percentage-of- completion method using labor hours incurred as the measure of progress towards completion of implementation of our product and we expect this practice to continue. Thus, delays in implementation by our customers will reduce our quarterly revenue. Historically, a substantial portion of new customer orders have been booked in the third month of the calendar quarter, with a concentration of these bookings in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly deferred revenue. If our revenues or operating margins are below the expectations of any securities analysts that may analyze us, or investors, our stock price is likely to decline.

We have limited experience with large-scale deployments and if our product does not successfully operate in a company-wide environment, we may lose sales and suffer decreased revenues.

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

If a customer is not able to customize or deploy our product successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against Chordiant. We have in the past had disputes with customers concerning product performance. One dispute, from a 1995 consulting agreement, resulted in a settlement following contractually-required mediation. One, from a 1997 CCS product license, resulted in a settlement following litigation. One, from a CCS product license and related service agreements, was resolved in February, 2000 when the Company entered into a new agreement with the client, Chase Manhattan Mortgage Corporation. For more information regarding the matter involving Chase, reference is made to the Current Report on Form 8-K filed by Chordiant on March 10, 2000 which discusses the new technology and intellectual property transfer agreement with Chase.

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

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended June 30, 2000, revenues from EDS, Direct Line Financial Services and Barclays Mercantile accounted for approximately 41%, 22% and 13% of our total net revenues. For the six months ended June 30, 2000, revenues from EDS and Direct Line Financial Services accounted for approximately 37% and 33% of our total net revenues. For the three months ended June 30, 1999, revenues from Chase Manhattan Mortgage Corporation, EDS, First USA, Carlson Wagonlit Corporation, and KLM Royal Dutch Airlines accounted for 31%, 19%, 18%, 13%, and 12% of our total net revenues. For the six months ended June 30, 1999, revenues from Chase Manhattan Mortgage Corporation, KLM Royal Dutch Airlines and General Motors' United States OnStar Division accounted for 30%, 19%, and 11% of our total net revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, if a contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

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

In particular, we have established a non-exclusive relationship with Electronic Data Systems Corporation, or EDS, a large system integrator and one of our principal stockholders. For the three months and six months ended June 30, 2000, approximately 41% and 37%, respectively, of our revenues were derived from customers for whom Electronic Data Systems has been engaged to provide system integration services. Deterioration of our relationship with Electronic Data Systems could have a material adverse effect on sales of our product.

To date, our sales have been concentrated in the financial services, travel, automotive and telecommunications markets and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in four markets--financial services, travel and leisure, automotive and telecommunications--accounted for 99% and 97% of total net revenues for the three and six months ended June 30, 2000. We expect that revenues from these four markets will continue to account for a substantial portion of our total net revenues in 2000. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

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

During the three and six months ended June 30, 2000, international revenues were $5.6 million and $9.0 million or approximately 76% and 73% of our total net revenues. During the three and six months ended June 30, 1999, international revenues were $812,000 and $2.8 million or approximately 22% and 34% of our total net revenues. We expect international revenues will continue to represent a significant portion of our total net revenues in future periods.

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

If we are unable to expand our international operations and sales, and build relationships with third parties outside the United States on a timely basis, we may not achieve anticipated sales growth. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. In October 1997, we opened an office in London, England and during the six months ended June 30, 2000 we opened offices in The Netherlands and Germany. To increase our international sales opportunities, we will need to further develop our international sales, professional services and support organizations, and we will need to form additional relationships with system integration partners worldwide.

Our failure to integrate successfully our acquired companies could prevent us from operating efficiently.

On July 19, 2000 we completed an acquisition of White Spider Software, Inc., an early stage software company that has completed development of a beta version of a knowledge management software product. Upon the closing date, White Spider became a wholly owned subsidiary of Chordiant. For more information regarding the acquisition of White Spider, reference is made to the Current Report on Form 8-K filed by Chordiant on August 3, 2000. Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and various types of business combinations. To implement this strategy, we may in the future be involved in additional merger and acquisition transactions. Acquisition transactions are motivated by many factors, including our desire to acquire skilled personnel, our desire to obtain new technologies and our desire to expand and enhance our products offerings. Growth through acquisitions has several identifiable risks including difficulties associated with successfully integrating the previously distinct businesses into our organization, the substantial management time devoted to integrating the companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into our products and media properties (such as unanticipated expenses). Realization of any of these risks in connection with any merger and acquisitions we have entered into, or may enter into, could have a material adverse effect on our business, operating results, and financial condition.

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
  Point application vendors. We compete with providers of stand-alone point solutions for web- based customer relationship management and traditional client/server-based, call-center service customer and salesforce automation solution providers.

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

Our success and ability to compete depend upon our proprietary technology. We rely on trademark, trade secret and copyright laws to protect our intellectual property. We have no patents or patent applications. We ship source code to our customers and third-party integrators are given access to it. Despite our efforts to protect our intellectual property, a third party could copy or obtain the source code to our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology or duplicate our products.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short- term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures have been provided.

Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

Foreign Currency Exchange Rate Risk. International revenues denominated in the local currency of each country accounted for approximately 44% and 48% of total revenues for the three months and six months ended June 30, 2000. Our branches also incur most of their expenses in the local currency.

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain receivables that are denominated in British Pounds, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. At June 30, 2000, we did not have any foreign exchange contracts. Subsequently, we have entered into foreign exchange contracts all with maturities of less than six months to purchase and sell approximately $22.65 million in British Pounds.

Fair value represents the difference in value of the contracts at the spot rate and the forward rate. The counterparty to these contracts is a substantial and creditworthy multinational commercial bank. The risks of counterparty nonperformance associated with these contracts are considered not to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

While the contract amounts provide one measurement of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts (arising from the possible inabilities of the counterparty to meet the terms of it's contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed our obligations as these contracts can be settled on a net basis at our option. We control credit risk through limits and monitoring procedures.

    Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

In connection with its initial public offering in February 2000, the Company filed a Registration Statement on Form S-1, SEC File No. 333-92187 (the "Registration Statement"), which was declared effective by the Commission on February 14, 2000. The managing underwriters in the offering were Robertson Stephens, Dain Rauscher Wessels, and Thomas Weisel Partners LLC. Pursuant to the Registration Statement, the Company registered 4,925,000 shares of its Common Stock, $0.001 par value per share for its own account. In the initial public offering, the Company sold 4,500,000 shares of common stock at $18.00 per share resulting in gross proceeds of $81.0 million, $5.7 million of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $2.0 million and have been paid or are payable to unaffiliated parties. On February 25, 2000, the Underwriters exercised their over-allotment options and purchased 675,000 additional shares of common stock at the issuance price of $18.00 per share of which 425,000 shares were sold by the Company and 250,000 were sold by two of our stockholders. In conjunction with its sale of the 425,000 shares, the Company received $7,114,500, net of commissions and costs. The total net proceeds to the Company from the initial public offering were approximately $80.4 million. The Company used a portion of the net proceeds to make a payment of $1,490,155 representing principal and accrued interest to the holder of our accounts receivable line of credit.

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

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index.

(b) Reports on Form 8-K.

On August 3, 2000, we filed a Current Report on Form 8-K that outlined our purchase of White Spider,Inc. On July 19, 2000 we completed an acquisition in which we acquired White Spider Software, Inc. pursuant to a Stock Purchase Agreement. In connection with the acquisition, four hundred seventy-six thousand five hundred fifteen (476,515) shares of our common stock was exchanged for all outstanding White Spider shares and assumed stock options. The total consideration for the acquisition was six million dollars ($6,000,000) and each share of White Spider common stock and assumed options were exchanged for .074012776ths of a share of our common stock. As of the Closing Date, White Spider is a wholly owned subsidiary of Chordiant Software, Inc. The required financial statements and pro forma financial information for White Spider are going to be filed by amendment as soon as practicable, and in any event, no later than sixty (60) days after the date of the filing of the Current Report on Form 8-K.

Chordiant Software, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

Chordiant Software, Inc.

(Registrant)

By:	/s/ Steven R. Springsteel

Steven R. Springsteel
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
27.1+	Financial Data Schedule.

All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.