Form 10-Q
period 2000-09-30
CHORDIANT SOFTWARE INC
filed 2000-11-14
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of November 6, 2000 was 38,128,690.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 (unaudited)	**

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 (unaudited)	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)	**

Notes to Condensed Consolidated Financial Statements (unaudited)	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

                                                    September 30,  December 31,
                                                        2000           1999
                                                    ------------  ------------
                          Assets                    (Unaudited)
Current Assets:
  Cash and cash equivalents........................     $53,985        $6,719
  Short-term investments...........................      12,564         2,000
  Accounts receivable--third parties, net..........      17,904         7,233
  Accounts receivable--related parties.............       1,096         1,211
  Other current assets.............................       5,449         1,775
                                                    ------------  ------------
     Total current assets..........................      90,998        18,938

Property and equipment, net........................       4,046         2,580
Intangible assets, net.............................   4,848     --
Other assets.......................................       2,085           568
                                                    ------------  ------------
                                                       $101,977       $22,086
                                                    ============  ============

Liabilities, Mandatorily Redeemable Convertible
 Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
  Borrowings.......................................        $902        $2,608
  Accounts payable--third parties..................       3,379         2,101
  Accrued expenses.................................       3,130         2,493
  Deferred revenue.................................      15,185         9,903
                                                    ------------  ------------
     Total current liabilities.....................      22,596        17,105

Borrowings, long-term..............................          --        10,617
Deferred revenue...................................       8,810           293
Other liabilities..................................       1,591           244
                                                    ------------  ------------
     Total liabilities.............................      32,997        28,259
                                                    ------------  ------------
Mandatorily redeemable convertible
  preferred stock..................................         --         51,609

Stockholders' Equity (Deficit):
  Common stock.....................................          41             6
  Additional paid-in capital.......................     170,634        14,652
  Note receivable from stockholders................      (1,862)         (406)
  Deferred stock-based compensation................      (8,179)       (9,470)
  Accumulated deficit..............................     (91,654)      (62,564)
                                                    ------------  ------------
     Total stockholders' equity
       (deficit)...................................      68,980       (57,782)
                                                    ------------  ------------
                                                       $101,977       $22,086
                                                    ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net revenues:
 License--third parties............      $3,132         $443       $6,856       $3,363
 License--related parties..........       2,139        1,442        3,834        1,962
 Service--third parties............       3,669        2,324        6,749        6,692
 Service--related parties..........         760         (154)       4,670          230
                                    ------------ ------------ ------------ ------------
     Total net revenues............       9,700        4,055       22,109       12,247

Cost of net revenues:
 License--third parties............         221          113          405          158
 License--related parties..........          --           60           39           60
 Service--third parties............       4,744        3,402       11,087       9,412
 Service--related parties..........         373           --        1,391          353
                                    ------------ ------------ ------------ ------------
     Total cost of net revenues....       5,338        3,575       12,922        9,983
                                    ------------ ------------ ------------ ------------
Gross profit.......................       4,362          480        9,187        2,264
                                    ------------ ------------ ------------ ------------
Operating expenses:
 Sales and marketing...............       5,555        3,283       15,630        9,557
 Research and development..........       3,481        1,487       10,391        4,790
 Purchased in-process research and
 development.......................     734    --        4,234           --
 General and administrative........       1,689          701        4,068        1,912
 Stock-based compensation..........       1,581          202        5,889          764
 Amortization of goodwill..........         353    --       353     --
                                   ------------ ------------ ------------ ------------
     Total operating expenses......      13,393        5,673       40,565       17,023
                                    ------------ ------------ ------------ ------------
Loss from operations...............      (9,031)      (5,193)     (31,378)     (14,759)
Interest expense...................         (30)        (356)        (249)        (747)
Other income (expense), net........       1,018           38        2,537           70
                                    ------------ ------------ ------------ ------------
Net loss...........................     ($8,043)     ($5,511)    ($29,090)    ($15,436)
                                    ============ ============ ============ ============
Net loss per share:
 Basic and diluted.................      ($0.22)      ($1.02)      ($0.90)      ($2.93)
                                    ============ ============ ============ ============
 Weighted average shares...........  37,334,958    5,387,431   32,206,772    5,263,874
                                    ============ ============ ============ ============
Pro forma net loss per share:
 Basic and diluted.................      ($0.22)      ($0.23)      ($0.80)      ($0.67)
                                    ============ ============ ============ ============
 Weighted average shares...........  37,334,958   24,028,768   36,141,337   23,086,054
                                    ============ ============ ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                    ------------------------
                                                        2000          1999
                                                    -----------  -----------
Cash flows from operating activities:
 Net loss........................................     ($29,090)    ($15,436)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................        5,037          955
  Purchased in-process research and development..         (734)          --
  Stock-based compensation.......................        3,857          764
  Provision for doubtful accounts................         (379)         211
  Changes in assets and liabilities:
   Accounts receivable--third parties............      (10,292)       3,171
   Accounts receivable--related parties..........          115         (726)
   Other current assets..........................       (3,674)        (468)
   Other assets..................................       (1,517)         (82)
   Accounts payable--third parties...............        1,278       (1,774)
   Accounts payable--related parties.............           --         (206)
   Accrued expenses..............................          637          272
   Prepaid licenses--related parties.............           --           --
   Deferred revenue--short-term..................        5,282       (3,673)
   Deferred revenue--long-term...................        8,517           --
   Other liabilities.............................        1,347          125
                                                    -----------  -----------
     Net cash used in operating activities.......      (19,616)     (16,867)
                                                    -----------  -----------
Cash flows from investing activities:
 Purchases of property and equipment.............       (2,595)        (503)
 Purchases of short-term investments.............      (10,564)        (800)
 Proceeds from sales and maturities of short-term
 investments.....................................           --        1,851
                                                    -----------  -----------
     Net cash provided by (used in) investing
     activities..................................      (13,159)         548
                                                    -----------  -----------
Cash flows from financing activities:
 Issuance of Mandatorily Redeemable Convertible
 Preferred Stock, net............................           --       22,160
 Proceeds from common stock issuance.............       82,369           --
 Exercise of stock options.......................           --          108
 Repurchase of common stock......................           (5)         (39)
 Proceeds from borrowings........................           --       14,726
 Repayment of borrowings.........................       (2,323)      (1,272)
                                                    -----------  -----------
     Net cash provided by financing activities...       80,041       35,683
                                                    -----------  -----------
Net increase in cash and cash equivalents........       47,266       19,364
Cash and cash equivalents at beginning of
 period..........................................        6,719        1,713
                                                    -----------  -----------
Cash and cash equivalents at end of period.......      $53,985      $21,077
                                                    ===========  ===========
Supplemental cash flow information:
 Cash paid for interest..........................         $251         $747
                                                    ===========  ===========
Supplemental non-cash activities:
 Common stock issued for stockholder note........       $1,456          $--
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

The accompanying condensed consolidated financial statements for the three and nine months ended September 30,2000 and 1999 are unaudited and have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

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

Goodwill and other Intangible Assets

The cost of intangible assets is amortized, principally on a straight-line basis, over the estimated periods benefited, generally three years for goodwill and other intangible assets. The realizability of goodwill and other intangibles is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate the impact of the Company's existing businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. Historically, the Company has generated sufficient returns from acquired businesses to recover the cost of the goodwill and other intangible assets.

Comprehensive income (loss)

Chordiant reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of the three and nine months ended September 30, 2000 and 1999 respectively, we had not had any transactions that are required to be reported in comprehensive income (loss).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or in other comprehensive income depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. Chordiant will adopt SFAS No. 133 on January 1, 2001. In June 2000,  the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". Chordiant does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Chordiant does not expect the adoption of SAB 101 to have a material effect on it financial position or results of operations.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (amounts in thousands, except share and per share data):

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net loss available to common
  stockholders.....................     ($8,043)     ($5,511)    ($29,090)    ($15,436)
                                    ------------ ------------ ------------ ------------
Weighted average common stock
  outstanding......................  37,734,336    5,425,265   32,576,604    5,306,157
Weighted average common stock
  subject to repurchase............    (399,378)     (37,784)    (369,832)     (42,283)
                                    ------------ ------------ ------------ ------------
Denominator for basic and
  diluted calculation..............  37,334,958    5,387,481   32,206,772    5,263,874
                                    ------------ ------------ ------------ ------------
Net loss per share - basic
  and diluted......................      ($0.22)      ($1.02)      ($0.90)      ($2.93)
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

                                        Three Months Ended          Nine Months Ended
                                            September30,              September 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net loss available to common
  stockholders.....................     ($8,043)     ($5,511)    ($29,090)    ($15,436)
                                    ------------ ------------ ------------ ------------
Weighted average common stock
  outstanding......................  37,734,336    5,425,265    7,983,317    5,306,157
Weighted average common stock
  subject to repurchase............    (399,378)     (37,784)    (369,832)     (42,283)
Weighted average preferred stock....         --   18,641,287   28,527,852   17,822,180
Weighted average convertible debt...         --           --           --           --
                                    ------------ ------------ ------------ ------------
Denominator for basic and
  diluted calculation..............  37,334,958   24,028,768   36,141,337   23,086,054
                                    ------------ ------------ ------------ ------------
Net loss per share - basic
  and diluted......................      ($0.22)      ($0.23)      ($0.80)      ($0.67)
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

Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

                                       Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                    ------------------------   -----------------------
                                        2000        1999          2000        1999
                                    ------------ -----------   ----------- -----------
United States......................       $3,013      $2,877     $6,378      $8,244
United Kingdom.....................        6,505       1,066        13,082       1,967
South Africa.......................           16   --         1,739          --
Germany............................           80          --           555          --
Canada.............................           55          47           232         429
The Netherlands....................           31          65           123       1,607
                                    ------------ -----------   ----------- -----------
                                          $9,700      $4,055       $22,109     $12,247
                                    ============ ===========   =========== ===========

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

                                    September 30,December 31,
                                        2000          1999
                                    ------------ -----------
United States......................       $3,459      $2,350
United Kingdom.....................          587  230
                                    ------------ -----------
                         $4,046      $2,580
                                    ============ ===========

NOTE 7 - ACQUISITION

On July 19, 2000 Chordiant completed its acquisition of White Spider Software, Inc. White Spider was an early stage software company in the development of knowledge management software. On October 3, 2000, pursuant to Item 7(a)(4) of the Current Report on Form 8-K, we filed an Amendment to the Form 8-K filed by Chordiant on August 3, 2000. The Amendment to the Form 8-K contained the financial statements for White Spider Software, Inc. on a stand-alone and pro forma basis.  The financial statements filed include a balance sheet, income statement and cash flow statement for the business acquired.

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

Overview

Chordiant provides software that is designed for global consumer businesses serving the needs of one-to-one relationships in industries such as banking, financial services, insurance, telecommunications, travel and leisure, and other markets with diverse sets of customers and products. Our product, Customer Communications Solution, or CCS, is a suite of applications that enables companies to quickly access the right information and apply a common set of business rules across multiple contact channels to maximize customer retention and satisfaction. It applies personalized business processes to business transactions in a consistent manner, no matter where the interaction occurs. It allows companies to implement a solution across a wide range of devices such as Internet Web sites, in-car concierge systems, WAP-enabled devices (Wireless Application Protocol), supporting mobile Internet phones and PalmPilot devices, traditional call centers, and retail sites.

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

Service revenues as a percentage of total revenues were 46% and 52% for the three and nine months ended September 30, 2000 and 54 % and 57% for the three and nine months ended September 30, 1999. To help ensure the success of early product deployments by customers, in early 1998 we began establishing a significant service organization. The organization assists customers, and third parties such as system integrators, in the design and implementation of our product. Since service revenues have a lower gross margin than license revenues, this service activity resulted in reduced overall gross margins. During the three and nine months ended September 30, 2000 and 1999 respectively, we engaged third parties to provide services to customers, who then billed us for their services. As a result of using third party resources, revenues from these contracts generated small gross margins. As a result of expansion of our service organization and use of system integrators that bill our customers directly for services, we believe that our use of third party service providers will decline substantially in future periods. We expect that service revenue will continue to represent over 30% of total revenues.

Chordiant sells its product through our direct sales force, and augment our sales efforts through relationships with system integrators, application service providers and technology vendors.

Our revenues during the three and nine months ended September 30, 2000 were derived from customer accounts in the United States, United Kingdom, South Africa, Germany, Canada and The Netherlands. For the three and nine months ended September 30, 1999, revenues were derived from customer accounts in the United States, United Kingdom, Canada, and The Netherlands. During the three and nine months ended September 30, 2000, international revenues were $6.7 million and $15.7 million or approximately 69% and 71 % of our total net revenues. During the three and nine months ended September 30, 1999, international revenues were $1.2 million and $4.0 million or approximately 29% and 33% of our total net revenues. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

A small number of customers account for a significant portion of our total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a large impact on our revenues. For the three months ended September 30, 2000, revenues from Lloyds TSB, EDS, Barclays Mercantile and Metlife  accounted for approximately 31%, 30%, 15 % and 11% of our total net revenues. For the nine months ended September 30, 2000, revenues from EDS, Direct Line Financial Services, Lloyds TSB and Barclays Mercantile accounted for approximately 32%, 20%, 14% and 11% of our total net revenues. For the three months ended September 30, 1999, revenues from First USA, Chase Manhattan Mortgage Corporation, Bank One and EDS accounted for 48%, 26%, 12% and 10% of our total net revenues. For the nine months ended September 30, 1999, revenues from Chase Manhattan Mortgage Corporation, First USA and KLM Royal Dutch Airlines accounted for 29%, 22% and 13% of our total net revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations. This was done to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 144 as of December 31, 1999, to 234 as of September 30, 2000 representing an increase of approximately 62%. We anticipate that our operating expenses will continue to increase as we expand our product development, sales and marketing and professional services organization. We expect to incur net losses in the future.

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

Results of Operations

The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                    ------------------------- -------------------------
                                        2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
Net revenues:
 License--third parties............          32%          11%          30%          27%
 License--related parties..........          22           36           19           16
 Service--third parties............          39           57           38           55
 Service--related parties..........           7           (4)          13            2
                                    ------------ ------------ ------------ ------------
     Total net revenues............         100          100          100          100
                                    ------------ ------------ ------------ ------------
Cost of net revenues:
 License--third parties............           2            3            2            1
 License--related parties..........          --            1           --            1
 Service--third parties............          49           84           50           77
 Service--related parties..........           4           --            6            3
                                    ------------ ------------ ------------ ------------
     Total cost of net revenues....          55           88           58           82
                                    ------------ ------------ ------------ ------------
Gross profit.......................          45           12           42           18
                                    ------------ ------------ ------------ ------------
Operating expenses:
 Sales and marketing...............          57           81           71           78
 Research and development..........          36           37           47           39
 Purchased in-process research and
 development.......................           8           --           19           --
 General and administrative........          17           17           18           16
 Stock-based compensation..........          16            5           27            6
 Amortization of goodwill..........           4           --            2           --
                                    ------------ ------------ ------------ ------------
     Total operating expenses......         138          140          184          139
                                    ------------ ------------ ------------ ------------
Loss from operations...............         (93)        (128)        (142)        (121)
Interest expense...................          --           (9)          (1)          (6)
Other income (expense), net........          10            1           11            1
                                    ------------ ------------ ------------ ------------
Net loss...........................         (83)%       (136)%       (132)%       (126)%
                                    ============ ============ ============ ============

Comparison of the Three Months Ended September 30, 2000 and 1999

Net Revenues

License. License revenues consist of licenses of our e-business infrastructure software. License revenues increased $3.4 million or 179.6% to $5.3 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size. Our average transaction size has increased due to deployments by our customers to larger numbers of users.

Service. Service revenues consist of consulting assistance and implementation, customization and integration, and post-contract customer support and training. Service revenues increased $2.2 million or 104.1% to $4.4 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30,1999. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues consists primarily of royalty payments to third parties for technology incorporated into our product. Cost of net license revenues increased $48,000 or 27.7% to $221,000 from $173,000 for the three months ended September 30, 2000 and 1999. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues increased $1.7 million or 50.4% to $5.1 million from $3.4 million for the three months ended September 30, 2000 and 1999. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. We expect that the cost of net service revenues will continue to increase in dollar amounts as we continue to expand our professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses increased $2.3 million or 69.2% to $5.6 million from $3.3 million for the three months ended September 30, 2000 and 1999. The increase in these expenses for the three months ended September 30, 2000 compared to the same time period in 1999 were mainly attributable to increases of $1.5 million in personnel expenses, $682,000 in marketing and advertising costs, and $105,000 in allocated depreciation and overhead costs. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of our product, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement our internal development team. Due to the relatively short time between the date our products achieve technological feasibility and the date they become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses increased $2.0 million or 134.1% to $3.5 million from $1.5 million for the three months ended September 30, 2000 and 1999. The increase in these expenses was mainly attributable to $1.6 million of personnel related expenses and $330,000 in allocated depreciation and overhead costs.

Purchased in-process research and development.  In process research and development represents expense related to the transfer of technology. We recorded $734,000 in-process research and development expense as a result of the purchase of White Spider Software during the three months ended September 30, 2000.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses increased $988,000 or 140.9% to $1.7 million from $701,000 for the three months ended September 30, 2000 and 1999. The increase in these expenses was mainly attributable to increases of $362,000 in personnel related expenses, $462,000 in professional service fees and an increase in rent expenses of $100,000. This increase was primarily the result of additional finance, executive and information services and an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the additional expenses associated with operating as a public company.

Amortization of stock-based compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four-year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation expense of $2.0 million and $3,000 for the three months ended September 30, 2000 and 1999. Stock-based compensation included in operating expenses totaled $1.6 million for the three months ended September 30, 2000 and $202,000 for the three months ended September 30, 1999.

Amortization of goodwill.  In connection with the purchase of White Spider Software, we recorded intangibles in the amount of $5.4 million during the three months ended September 30, 2000.  Intangible assets are being amortized over a period of three years.  Amortization of goodwill for the three months ended September 30, 2000 was equal to $353,000.

Interest and Other Income (Expense), and Interest Expense. Interest and other income (expense), net, and interest expense consists primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased from $356,000 for the three months ended September 30, 1999 to $30,000 for the three months ended September 30, 2000. The decrease is due primarily to decreased borrowings. Other income (expense), net increased from $38,000 for the three months ended September 30, 1999 to $1.0 million for the three months ended September 30, 2000. The increase is primarily attributable to increased interest income earned on our cash equivalents and short-term investments, which grew significantly following the completion of our initial public offering in February 2000.

Comparison of Nine Months Ended September 30, 2000 and 1999

Net Revenues

License. License revenues consist of licenses of our e-business infrastructure software. License revenues increased $5.4 million or 100.8% to $10.7 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size. Our average transaction size has increased due to deployments by our customers to larger numbers of users.

Service. Service revenues consist of consulting assistance and implementation, customization and integration, and post-contract customer support and training. Service revenues increased $4.5 million or 65% to $11.4 million for the nine months ended September 30, 2000 from $6.9 million for the nine months ended September 30,1999. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues consists primarily of royalty payments to third parties for technology incorporated into our product. Cost of net license revenues increased $226,000 or 103.6% to $444,000 from $218,000 for the nine months ended September 30, 2000 and 1999. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues increased $2.7 million or 27.7% to $12.5 million from $9.8 million for the nine months ended September 30, 2000 and 1999. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. We expect that the cost of net service revenues will continue to increase in dollar amounts as we continue to expand our professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses increased $6.1 million or 63.5% to $15.6 million from $9.6 million for the nine months ended September 30, 2000 and 1999. The increase in these expenses for the nine months ended September 30, 2000 compared to the same time period in 1999 were mainly attributable to increases of $4.2 million in personnel expenses, $234,000 in allocated depreciation and overhead costs, and $1.6 million in marketing and advertising costs. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of our product, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement our internal development team. Due to the relatively short time between the date our products achieve technological feasibility and the date they become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses increased $5.6 million or 116.9% to $10.4 million from $4.8 million for the nine months ended September 30, 2000 and 1999. The increase was mainly due to an increase of $4.1 million in personnel related expenses and $780,000 in allocated depreciation and overhead costs. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

Purchased in-process research and development.  In process research and development represents expense related to the transfer of technology. We recorded $4.2 million in-process research and development expense during the nine months ended September 30, 2000.  This increase was mainly attributable to a one-time charge of $3.5 million for purchased in-process research and development related to a technology and intellectual property transfer agreement with Chase Manhattan Mortgage Corporation. On March 10, 2000, the Company filed a Current Report on Form 8-K outlining the technology and Intellectual Property transfer agreement with Chase.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses increased $2.2 million or 112.7% to $4.1 million from $1.9 million for the nine months ended September 30, 2000 and 1999. The increase in these expenses was mainly attributable to increases of $1.3 million in personnel related expenses, $624,000 in professional service fees, $152,000 in communications expenses and $91,000 in allocated depreciation and overhead costs. This increase was primarily the result of additional finance, executive and information services and an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the additional expenses associated with operating as a public company.

Amortization of stock-based compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four-year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation expense of $4.7 million and $640,000 for the nine months ended September 30, 2000 and 1999. Stock-based compensation included in operating expenses totaled $5.9 million for the nine months ended September 30, 2000 and $764,000 for the three months ended September 30, 1999.

Amortization of goodwill.  In connection with the purchase of White Spider Software, we recorded intangibles in the amount of $5.4 million during the nine months ended September 30, 2000.  Intangible assets are being amortized over a period of three years.  Amortization of goodwill for the nine months ended September 30, 2000 was equal to $353,000.

Interest and Other Income (Expense), and Interest Expense. Interest and other income (expense), net, and interest expense consists primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased from $747,000 for the nine months ended September 30, 1999 to $249,000 for the nine months ended September 30, 2000. The decrease is due primarily to decreased borrowings. Other income (expense), net increased from $70,000 for the nine months ended September 30, 1999 to $2.5 million for the nine months ended September 30, 2000. The increase is primarily attributable to increased interest income earned on our cash equivalents and short-term investments, which grew significantly following the completion of our initial public offering in February 2000.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2000, net cash used to fund operating activities was $19.6 million. Net cash used in investing activities was $13.2 million. Investing activities consist primarily of purchases of short-term investments and property and equipment. Net cash generated from financing activities of $80 million was primarily attributable to proceeds from the sale of equity securities, net of issuance costs. In addition, we repaid our outstanding accounts receivable line of credit. Our cash and cash equivalents increased by approximately $47.3 million.

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

Our assets secure borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 2.50 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants.  Under previous lines of credit, at September 30, 2000, we had outstanding borrowings of $902,000.

We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of equity securities this year will be sufficient to meet our working capital and operating expense requirements for at least the next 12 months. After that period, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

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

We incurred net losses of $8.0 million and $29.1 million for the three months and nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $91.7 million. We expect to continue to incur losses on both a quarterly and annual basis at least through 2000. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and to establish additional sales offices domestically and internationally, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth or that we will generate sufficient revenues to achieve profitability.

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

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended September 30, 2000, revenues from Lloyds TSB, EDS, Barclays Mercantile and Metlife  accounted for approximately 31%, 30%, 15% and 11% of our total net revenues. For the nine months ended September 30, 2000, revenues from EDS, Direct Line Financial Services, Lloyds TSB and Barclays Mercantile accounted for approximately 32%, 20%, 14% and 11% of our total net revenues. For the three months ended September 30, 1999, revenues from First USA, Chase Manhattan Mortgage Corporation, Bank One and EDS for 48%, 26%, 12% and 10% of our total net revenues. For the nine months ended September 30, 1999, revenues from Chase Manhattan Mortgage Corporation, First USA and KLM Royal Dutch Airlines accounted for 29%, 22%, and 13% of our total net revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, if a contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Defects in our product could diminish demand for our products and result in loss of revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time to time in our new or enhanced products after commencement of commercial shipments resulting in loss of revenues, decreased sales, injury to our reputation or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products and as a result have experienced delays in shipment of products. The latest version of our CCS product was introduced in June, 2000.

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

In particular, we have established a non-exclusive relationship with Electronic Data Systems Corporation, or EDS, a large system integrator and one of our principal stockholders. For the three months and nine months ended September 30, 2000, approximately 30% and 32%, respectively, of our revenues were derived from customers for whom Electronic Data Systems has been engaged to provide system integration services. Deterioration of our relationship with Electronic Data Systems could have a material adverse effect on sales of our product.

To date, our sales have been concentrated in the financial services, travel, automotive and telecommunications markets and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in four markets--financial services, travel and leisure, automotive and telecommunications--accounted for 82% of total net revenues for both the three and nine months ended September 30, 2000. We expect that revenues from these four markets will continue to account for a substantial portion of our total net revenues in 2000. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

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

During the three and nine months ended September 30, 2000, international revenues were $6.7 million and $15.7 million or approximately 68% and 69% of our total net revenues. During the three and nine months ended September 30, 1999, international revenues were $1.3 million and $4.1 million or approximately 31% and 33% of our total net revenues. We expect international revenues will continue to represent a significant portion of our total net revenues in future periods.

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

If we are unable to expand our international operations and sales, and build relationships with third parties outside the United States on a timely basis, we may not achieve anticipated sales growth. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. In October 1997, we opened an office in London, England and during the nine months ended September 30, 2000 we opened offices in The Netherlands and Germany. To increase our international sales opportunities, we will need to further develop our international sales, professional services and support organizations, and we will need to form additional relationships with system integration partners worldwide.

Our failure to integrate successfully our acquired companies could prevent us from operating efficiently.

On July 19, 2000 we completed an acquisition of White Spider Software, Inc., an early stage software company that has completed development of a beta version of a knowledge management software product. Upon the closing date, White Spider became a wholly owned subsidiary of Chordiant. For more information regarding the acquisition of White Spider, reference is made to the Current Report on Form 8-K filed by Chordiant on August 3, 2000 and the amendment to Form 8-K filed on October 3, 2000. Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and various types of business combinations. To implement this strategy, we may in the future be involved in additional merger and acquisition transactions. Acquisition transactions are motivated by many factors, including our desire to acquire skilled personnel, our desire to obtain new technologies and our desire to expand and enhance our products offerings. Growth through acquisitions has several identifiable risks including difficulties associated with successfully integrating the previously distinct businesses into our organization, the substantial management time devoted to integrating the companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into our products and media properties (such as unanticipated expenses). Realization of any of these risks in connection with any merger and acquisitions we have entered into, or may enter into, could have a material adverse effect on our business, operating results, and financial condition.

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

Foreign Currency Exchange Rate Risk. International revenues denominated in the local currency of each country accounted for approximately 55% and 51% of total revenues for the three months and nine months ended September 30, 2000. Our branches also incur most of their expenses in the local currency.

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain receivables that are denominated in British Pounds, thereby, limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. We have entered into foreign exchange contracts all with maturities of less than six months to purchase and sell approximately $15.12 million in British Pounds.

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

The table below provides information about our foreign currency forward exchange contracts at September 30, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

                                 --------------------------------------------------
                                                      Weighted
                                                      Average
                                 Contract Amount    Contract Rate     Fair Value
                                 ---------------    -------------     -------------
                                 (In thousands)                       (In thousands)
Foreign currency to be sold under
contract:
          British pounds                $15,120          1.5119  ($505)
                                 --------------                      -------------
          Total:                        $15,120    ($505)
                                 --------------                      -------------

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

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index.

(b) Reports on Form 8-K.

On October 3, 2000, pursuant to Item 7(a)(4) of the Current Report on Form 8-K, we filed an Amendment to the Form 8-K filed by Chordiant on August 3, 2000. The Amendment to the Form 8-K contained the financial statements for White Spider Software, Inc., a business acquired by Chordiant on July 19, 2000. The financial statements filed include a balance sheet, income statement and cash flow statement for the business acquired. For information on the acquisition of White Spider Software, Inc., please refer to the Form 8-K filed by Chordiant on August 3, 2000.

Chordiant Software, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000

Chordiant Software, Inc.

(Registrant)

By:	/s/ Cary G. Morgan

Cary G. Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
27.1+	Financial Data Schedule.

All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.