Form 10-K
period 2000-12-31
CHORDIANT SOFTWARE INC
filed 2001-03-27
CIK 1042134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the transition period from         to

                       Commission file number: 000-29357

                               ----------------

                            CHORDIANT SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 93-1051328
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

                     20400 Stevens Creek Blvd., Suite #400
                              Cupertino, CA 95014
         (Address, including zip code, of principal executive offices)

       Registrant's telephone number, includes area code: (408) 517-6100

                               ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the Nasdaq National Market on February 15, 2001 of $3.188, was:
$43,174,555.

   As of February 15, 2001, shares of the registrant's common stock outstanding: 38,106,262.

                      Documents incorporated by reference

   Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2001, in connection with the registrant's 2001 Annual Meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CHORDIANT SOFTWARE, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   23

 ITEM 3.  LEGAL PROCEEDINGS.............................................   23

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   23

                                      PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   24

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   26

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   27

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   35

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   36

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   59

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   59

 ITEM 11. EXECUTIVE COMPENSATION........................................   59

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   59

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   59

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   60

                                     PART I

FORWARD-LOOKING INFORMATION

   Except for the historical information contained herein, this Annual Report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Chordiant's future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue' or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Chordiant's or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These and many other factors could affect the future financial and operating results of Chordiant. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

ITEM 1. BUSINESS

 Overview

   Chordiant provides a customer relationship management (CRM) software infrastructure solution for customer relationship marketing, service, sales, knowledge management and real-time transactions across multiple communication channels. Chordiant believes its solution enables companies, who depend upon and value their customer relationships, to bolster customer retention and build long-term, profitable relationships with customers. Chordiant's primary target markets includes companies with demanding customer relationships involving a large number of individual customers with complex customer relationships that require high levels of personalized services. Chordiant's customers include global companies in the financial services, telecommunications, retail and integrated travel services industries. The Chordiant solution seeks to fulfill the requirements these companies have for an enterprise-wide CRM software infrastructure solution capable of servicing millions of individual customers across multiple communication channels in real-time.

Industry Background

   The CRM market is large, pervasive and rapidly growing. Today, Chordiant believes customers are placing increasing value on convenient access to information, products and services. To be successful in building long term and profitable relationships with customers, Chordiant believes companies must take a strategic approach to attract and retain valuable customers. To attract customers, companies must focus on developing and executing a new set of strategies that provide users with personalized experiences when they first contact a company. Companies must be more responsive to customer needs and must focus on delivering superior customer service and satisfaction to differentiate themselves from their competitors. Companies must work to retain their customers by providing relevant and targeted information and experiences each time an interaction between a business and individual takes place. Moreover, companies must recognize that every customer interaction provides an opportunity to sell additional, and more valuable, products and services and increase customer loyalty through personalized customer interaction.

   While the Internet has emerged as a significant channel to initiate and maintain customer relationships, Chordiant believes that existing and established customer communication channels have not become less significant. Specifically, to remain competitive, Chordiant believes that companies must provide consistent high quality customer service across all communication channels including self service systems such as the Internet, e-mail and automated telephony and assisted contact points such as call centers, branches and retail outlets. Companies that use organization and enterprise-wide customer information to provide consistent customer services through interactions across multiple channels and contact points will be able to compete more successfully in the rapidly changing Internet economy.

   There are many challenges to implementing an enterprise approach that is focused on individual customers. These challenges include providing customers access to information and functionality that traditionally resides within complex back end systems, integrating and managing disparate systems and generating relevant processes in real time. Successful integration of these systems and the creation of a comprehensive single view of the customer allows companies to control routing and prompting of appropriate responses to the customer in an automated and dynamic process.

   Many existing product technologies do not meet the new requirements of an enterprise view of customer relationships. Client/server technologies for sales force automation, call centers and field service management were originally designed for departmental functions and use by employees rather than customers. The growth of the Internet has given rise to a wide range of new products focused on a specific channel of customer contact such as Web self-service, e-mail response and marketing automation. These single function Web-based products are not likely to completely replace existing means of handling customer service and commerce. For instance, many companies continue to rely heavily on telephone-based customer service representatives and are struggling to integrate Web and e-mail products with the telephone. Companies have responded to the lack of integration among existing products by attempting to design and build their own e-business software applications. The cost and time to custom build these new systems can be prohibitive, and the expertise required to design and integrate the systems are often beyond the capabilities of most companies. Additionally, most commercially-available and custom-built systems do not have the flexibility to integrate existing and anticipated technologies or to allow customization to keep up with a constantly changing Internet economy.

   Chordiant believes that companies need a flexible, integrated software solution that supports all channels of customer contact with a comprehensive single view of the customer and consistent business services. Today, customer data must be accessed from multiple sources, applications and transaction systems to respond to customer inquiries following company specific business rules. Unlike traditional customer profiles, a comprehensive single view of the customer must be updated in real time for each customer contact and reflect the customer's contact history and other relevant information. A completely customer focused software solution improves the ability to attract, engage and retain customers on a personalized basis and understand their needs and preferences to provide consistent interactions with customers through any communication channel.

The Chordiant Solution

   Chordiant provides CRM infrastructure software and applications that Chordiant believes enables companies to offer their customers personalized marketing, sales programs, e-business services and customer support across multiple communication channels. Chordiant has designed its products to integrate customer information from different data sources, generate business processes based on a customer's specific profile and request, and provide uniform service and data to customers across multiple communications channels. Chordiant's products are designed to enable companies to deliver appropriate offers and information to a targeted customer at the time of customer need. Chordiant believes that companies that use its products can increase the value derived from their customers through improved retention rates and linked selling opportunities that result from a personalized customer interaction.

   Chordiant's product suite, Chordiant Unified CRM Solution, includes the Unified CRM Infrastructure, Unified Interfaces, common business services and relationship marketing, service, self-serve and knowledge management applications. The Chordiant Unified Infrastructure provides for intelligent customer interaction management across a client's entire business by unifying communication channels and business processes from different corporate data sources containing customer information. The Chordiant Unified Interfaces contain interface products including: Chordiant Unified Knowledge, Chordiant Unified Touch-Points, Chordiant Unified Response Center, Chordiant Unified Rules and Workflow. Chordiant's Unified Interface products are designed to unify the customer information, business processing and application services to provide consistent service to customers across communications channels including the Internet, telephone, e-mail and branch offices.

   Chordiant's product suite is designed to enable companies to increase the return from their customers by facilitating individual interactions between customers and companies that Chordiant believes will help retain customers, grow revenues and increase profits. Chordiant's customers include multinational market leading business-to-consumer companies such as: Bank One International, Barclays Mercantile, British Sky Broadcasting, Canadian Tire Acceptance Limited, Direct Line Group Services Limited, First USA Bank, OnStar, a division of General Motors, Lloyds TSB Bank, Metropolitan Life Insurance Company and Thomas Cook Global Services.

   Key benefits of the Chordiant solution include the following:

   Comprehensive single view of the customer. Companies that have a comprehensive single view of their customers and that distribute information throughout their enterprise to the points of customer contact can provide a more consistent and personalized consumer experience. Chordiant's data management technology helps companies develop a single view of the customer by integrating, consolidating and managing data derived from external and internal sources. Chordiant's product suite uses multiple data sources, existing applications and transaction systems to build a comprehensive single view of the customer and generate the appropriate response at time of contact. A bank, for example, might use Chordiant's products to integrate information about a customer contained in internal databases such as credit card, mortgage and savings account historical transaction systems, Web logs and e-mail management systems, as well as external databases such as national credit check services. By integrating this information, the bank has a more comprehensive understanding of the customer's ability to repay a loan and the value of that customer's relationship with the bank.

   Automated, sophisticated decision making processes. Workflow and rules driven business processes help companies to make automated, yet informed, decisions about customer inquiries. Chordiant's workflow processing system supports customizable business processes allowing companies to develop business rules that will be implemented consistently. Chordiant's workflow editor is a graphical user interface application that allows business analysts to customize and automate their company's unique business rules. Chordiant's sophisticated routing engine is designed to allow companies to instantly determine how to respond to specific customer inquiries and generate offers appropriate for particular customers. A bank, for example, could specify that at the time of contact, only customers with a solid credit card history, an existing home loan, a savings account with a minimum balance and a clean credit history should receive an attractive auto loan rate and free online bill payment services.

   Consistent customer experience across multiple channels. Chordiant believes that companies providing customers with a consistent experience across multiple communication channels enjoy greater customer satisfaction because customers are able to receive the same reliable service and information regardless of how they choose to contact the company. There are a large and increasing number of customer communications channels, including: Web, e-mail, fax, self-service systems, mobile devices, call centers and retail outlets. Chordiant's product suite implements a common set of business rules uniformly across systems already existing in different customer communications channels. A bank, for example, could ensure that a particular customer receives the same attractive auto loan rate and online bill payment service promotion, regardless of whether the customer contacts the bank through the Web, e-mail, a customer service call center or in person at a local branch.

   Standard and customizable business services. Chordiant believes that companies that implement their unique business services will realize greater levels of efficiency, consistency and customer satisfaction. Chordiant's products provide a broad set of standard business objects, or fundamental business functions, that are common across industries. These standard business objects can be modified to accommodate specific customer and business processes, policies and transactions of individual companies. A bank, for example, could customize Chordiant's business objects by activating specific financial services objects related to specific transactions, such as processing auto loans, and alter Chordiant's standard loan business processes to bypass an external credit check if the customer has a clean credit and mortgage history.

Strategy

   Chordiant's objective is to continue to provide innovative CRM infrastructure software that enables companies to provide superior relationship marketing, personalized service and customer support to their individual customers across multiple communication channels.

   Key elements of Chordiant's strategy include the following:

   Continue technology leadership. The increasing demands for multi-channel interactive CRM solutions require products that are adaptable, extensible and interoperable. To meet these requirements, Chordiant intends to continue to devote substantial resources to the development of new and innovative product capabilities. Because Chordiant has designed its products to utilize the capabilities of the Internet, Chordiant believes that its products are more easily adapted to a constantly changing e-business environment. For example, Chordiant's product suite is designed to accommodate additional contact points such as personal digital assistants, cellular telephones and digital television.

   Extend technology and integration alliances. Chordiant has sought, secured and continued to seek, strategic alliances to assist in developing, marketing and selling its product. This approach is intended to leverage the technology and resources available to perform application design and development services for Chordiant's customers and provide additional marketing and technical expertise in industry segments. To help ensure that Chordiant delivers comprehensive products to its customers, Chordiant has established strategic relationships with organizations in three general categories:

  . computing and network platform vendors;

  . software platform vendors; and

  . systems integrators.

   Target leading global business-to-consumer companies. Chordiant intends to continue targeting the global leaders in the primary business-to-consumer markets by providing solutions to the financial services, telecommunications, travel and retail industries. These industries are characterized by commodity-like products and large numbers of dispersed customers, partners, vendors and suppliers. Chordiant believes that companies in these industries will be early users, and early beneficiaries, of an integrated system that can deliver personalized, real-time processes utilizing a comprehensive single view of the customer.

   Expand worldwide infrastructure. Chordiant intends to continue to grow its global presence by expanding worldwide field sales, marketing and services organizations. Chordiant plans to continue expanding its international presence by adding direct sales personnel and increasing Chordiant's indirect sales channels. In particular, Chordiant plans to further expand its European operations from Chordiant's existing international headquarters in London, England. Chordiant has established regional offices in both Germany and the Netherlands.

   Growth through customer references. Chordiant plans to achieve additional market success as Chordiant's customers become successful in using their e-business initiatives to increase customer retention and revenues. Chordiant's most successful customers become valuable references for Chordiant's future sales opportunities. To ensure that all Chordiant customers become Chordiant references, Chordiant intends to:

  . deliver superior customer service to Chordiant's customers, to help ensure their long-term satisfaction and success with Chordiant's products;

  . work with experienced and knowledgeable systems integrators to help enable Chordiant's customers to implement large scale deployments successfully;

  . deliver high quality customer education and training on Chordiant's products to assist Chordiant's customers to meet and exceed their e-business expectations; and

  . hire and retain expert consultants to assist Chordiant's customers in implementation of Chordiant's products.

Products

   Chordiant's products are designed to address complex and extreme customer information demands placed on global companies who desire to treat millions of their customers in an individual, personalized way. Chordiant's Unified CRM Solution provides companies with e-business infrastructure software that is typically licensed as an integrated set of applications and functionality.

   Chordiant's Unified CRM Solution suite is designed using a three-tiered technology architecture. This layered architecture insulates software components from one another which allows enhancements and customization to the software to be made in a plug-and-play, modular manner. This three-tiered product architecture is summarized below:

   The Chordiant Unified Infrastructure. The Chordiant Unified Infrastructure brings together data from across the customer's enterprise to create the customer data model. This customer data model provides a single point of contact for customer transactions, affording efficient access to all customer account information. Chordiant's Unified Infrastructure integrates and communicates with telephony equipment, legacy systems and transactional applications. The Chordiant Unified Infrastructure enables workflow-driven interfaces and support for electronic communications, telephony systems and switches, SQL relational databases, back- office business applications and legacy data warehouses. As part of the Unified Infrastructure, Chordiant has developed a unique set of technologies that incorporate separate object-oriented communications managers for Internet, e-mail, CTI and fax customer communications. Each communications manager is responsible for representing the customer's request to the Chordiant workflow engine.

   The Chordiant Unified Infrastructure also hosts persistent data connectors and data routers, which manage communications between the Chordiant workflow engine and a company's legacy applications, mainframe databases, relational databases and data warehouses. The Chordiant Unified Infrastructure provides integration capabilities with these legacy database systems and relational databases, whether they reside locally or are dispersed across the corporate enterprise network. Through the persistent data manager and data router, Chordiant's Unified CRM Infrastructure opens, calls, encapsulates, updates and manages data resources from one or more databases, providing the complete set of data and information needed when interacting with a customer.

   Customers may also license Chordiant's Unified Rules and Unified Workflow with Chordiant's Unified Infrastructure. Chordiant Unified Rules and Chordiant Unified Workflow applications address functionality required by a customer business analyst who incorporates their company's business processes into the Chordiant Unified CRM Solution. The Unified Rules and Workflow allow for the creation of new business processes or the modification of existing ones. By using Unified Rules, processes can be strung together to provide a fully guided sequence for complex business process, or a large number of dissimilar transactions or services.

   Chordiant's Unified Touch-points. Chordiant's Unified Touch-points provide a dynamic interface for creating unique, personalized interactions between the business and individual. Individuals may contact companies through this layer by browser-based HTML/XML, e-mail, fax, telephony and mobile devices. Internal customer service representatives respond to each customer contact based upon the business process, the company's policies for that process and the customer's unique profile.

   Chordiant's Unified Response center. Chordiant's Unified Response center includes three applications: Live Response, Assisted Response and Automated Response. Live Response is the application used by customer service agents. The Live Response application uses guided transactions to ensure that the customer interaction is both personalized and consistent across all touch-points. Live Response provides a customer interaction environment that empowers a customer service agent to provide individualized, high-quality sales, support and service. Application functionality includes:

  . Customer Management (create, retrieve, update and delete customer information)

  . Account Management (view, add, delete, update)

  . Inquiries (directions, assistance)

  . Service Work (view queues, add activities, transfer work, defer work, view activities in process)

  . Local Administration (change password, modify screen layout)

   Chordiant's Assisted Response E-mail application routes incoming e-mail to a queue for assisted response dependent upon on the e-mail content, the customer profile, or the final results from the query to the Chordiant knowledge base application. This approach provides a highly flexible way to manage the routing of incoming messages dependent upon customer case history and profile.

   Chordiant's Automated Response E-mail application includes automated e-mail routing and e-mail response capabilities. This application will receive incoming e-mail and compare the e-mail to templates to determine if they should be automatically responded to, or if the e-mail should be immediately forwarded to a customer service agent for assisted response. When the automated response feature is enabled, the application will attempt to locate an answer from the knowledge base application. If an appropriate answer is found, a return answer to the customer (via e-mail) will be made and the event will be logged into the customer's case history.

Customers

   Chordiant targets multinational market leaders in business-to-consumer industries, particularly companies in the financial services, telecommunications, travel and leisure and automotive industries. In the future, Chordiant plans to expand into the retail and utilities industries. Below is a list of Chordiant's customers as of December 31, 2000, each of which during the past two years has purchased $500,000 or more of products from Chordiant.

  . Bank One International

  . British Sky Broadcasting (BskyB)

  . Barclays Mercantile

  . Direct Line Group Services Limited

  . First USA Bank

  . OnStar, a division of General Motors, Inc.

  . Lloyds TSB Bank

  . Metropolitan Life Insurance Company

  . The Royal Bank of Scotland plc

   A small number of customers account for a significant portion of Chordiant's total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a large impact on Chordiant's revenues. In 1998, revenues from KLM Royal Dutch Airlines, Thomas Cook Global Services, Canadian Tire Acceptance Limited and Chase Manhattan Mortgage Corporation accounted for 36%,

19%, 14% and 12% of Chordiant's total net revenues. In 1999, revenues from Chase Manhattan Mortgage Corporation, First USA, and Electronic Data Systems Corporation (EDS) accounted for 30%, 19% and 15% of Chordiant's total net revenues. For the year ended December 31, 2000, revenues from EDS, Lloyds TSB and Direct Line Group Services Limited accounted for approximately 30%, 19% and 14%, respectively, of Chordiant's total net revenues. Chordiant expects that revenues from a small number of customers will continue to account for a majority of Chordiant's total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Technology

   Chordiant designs and builds products to provide customer relationship management solutions for large enterprises. Chordiant's Unified CRM solution product suite consists of three layers. These layers are: e-business software infrastructure, e-business software application code and a software framework, including several software engines.

   The first software-layer, the e-business infrastructure, utilizes a four-tier architecture: (1) delivering functionality to desktop computers, (2) multiple consumer touch points (Web, e-mail, fax, etc.), (3) corporate computing centers, and (4) in the data centers and networks of the company. The first-tier is used by internal customer service representatives, marketing professionals, sales and service employees, supervisors, management and other staff of a company involved with customer contact. The second-tier is for the consumers who desire to interact with the company using telephones, Web browsers or wireless personal digital assistants and mobile devices. Telephone calls, e-mails, Web-collaboration and other interactions are managed by Chordiant's technology in this second-tier. The third-tier of the architecture configures and operates the multiple software servers in customer computing centers. This third-tier queues, routes, responds, initiates and computes the business processes and applications, based on distributed information and processing of business logic. All customer data comes from the fourth-tier, where existing corporate company information systems are accessed and data is integrated with connector architecture including caching and transactions capabilities. Underlying this architecture is a persistent data management system that integrates multiple real time data sources, utilizing object-computing models.

   The second software-layer, the Chordiant e-business application code, implements a wide variety of common functions often used by retail, financial, insurance, travel and telecommunications industries for customer relationship management functions. A flexible object model consisting of common business fundamentals is contained in this technology layer. For example, common objects include establishing the initial customer relationship, taking customer orders, opening accounts, accessing the customer's case history, fulfilling orders and case tracking.

   The third software-layer contains Chordiant's enterprise software framework. The framework itself implements workload balancing, fail over systems, data management systems and security systems. The framework also includes several software engines used by the first and second software-layers. These engines include a workflow system, a business rules system and a knowledge management system.

   Applications running in the context of this multi-layer, multi-tier environment, along with the data management system, object model and the software engines, assist in delivering distributed customer data throughout the company to form a single and unified view of a customer.

   Certain Chordiant products use technology modules from third party technology providers including Sun Microsystems, IBM and Ilog, Inc. Chordiant products are based on open system standards and are designed to be scalable and integrate with a company's various information technology systems, networks and telephony systems. Chordiant's products are based on industry standards including Java, CORBA, IIOP, RMI and XML. Chordiant's server software runs on both UNIX server platforms and Windows NT servers and can be configured for multiple servers.

Sales and Marketing

   Chordiant licenses its products and sells services primarily through a direct sales organization which is complemented by the selling and support efforts of systems integrators and technology vendors. Chordiant's market focus is in the business-to-consumer segment of the economy with a targeted effort on leading consumer focused companies and companies using multiple channels as the means of conducting business and serving customers. Chordiant targets its sales and marketing efforts, together with its product design efforts, on industries such as retail banking, consumer financial services, telecommunications, travel and leisure, automotive and retailers.

   The sales process generally ranges from three to twenty-four months depending on the level of education that prospective customers need about the use and benefits of Chordiant's products and the involvement of systems integrators. During the sales process, Chordiant typically approaches senior executive management teams including the senior marketing officer, chief information officer and chief executive officer of the potential customer. Chordiant utilizes sales teams consisting of sales and technical professionals who work with Chordiant's strategic partners to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer.

   Chordiant has sales offices in the greater metropolitan areas of Dallas, Chicago and New York, and in Cupertino, California, London, England, Munich, Germany and Amsterdam, the Netherlands. Technical sales consultants provide pre-sales support to potential customers on product information and deployment capabilities and complement the direct sales professionals. Chordiant plans to significantly expand the size of its direct sales organization and to establish additional sales offices domestically and internationally.

   Chordiant focuses its marketing efforts on educating potential customers, generating new sales opportunities and creating awareness of Chordiant's products. Chordiant conducts a variety of marketing programs to educate its target market, including seminars, trade shows, press relations and industry analyst programs.

   Chordiant's marketing organization serves an integral role in acquiring, organizing and prioritizing customer and industry feedback to help provide product direction to its development organization. Chordiant also has a detailed product management process that surveys customers and identifies market needs to help predict and prioritize future customer requirements.

Professional Services, Customer Support and Education Services

   Chordiant offers a broad range of customer services including professional consulting services and product support and training services. Chordiant believes that providing a high level of customer service is critical to achieving rapid product implementation, customer success and continued revenues growth.

 Professional Services

   Chordiant's professional services consulting teams assist their customers and systems integrator partners in the design and implementation of products. Chordiant's professional services organization deploys consultants as part of the project team alongside systems integration partners and members of the customer's internal team to provide technical knowledge, business engineering, project guidance and quality assessments during the project. In the design stage, Chordiant provides a variety of professional services that help determine a customer's business objectives and the technical requirements of the application implementation. In the implementation stage, Chordiant uses a delivery methodology to assist customers and integration partners in planning and managing the implementation. Systems integrators, supported by Chordiant's consultants, manage the overall project and implement the product with a customer's existing communications, applications, databases and transaction systems. In the final phases of an implementation, the systems integrators provide education and training to enable a customer's internal team to deploy the new system, train internal users and assume control over ongoing support.

   Chordiant's methodology includes:

  . user requirements and needs analysis;

  . business engineering consultation;

  . architectural analysis and performance planning;

  . project management support services;

  . engineering support for development and deployment; and

  . technical support for software integration and communications integration.

   Net services revenues provided by Chordiant in the fiscal year ended December 31, 2000 accounted for approximately 50% of Chordiant's total net revenues.

 Customer Support

   Chordiant's customers have a choice of support and maintenance options depending on the level of service desired. Chordiant's technical support is available to clients by telephone, over the Web and by e-mail. The company maintains a technical support hotline staffed by engineers from 8:00 a.m. to 9:00 p.m., Eastern time, Monday through Friday, from its corporate headquarters in Cupertino, California and local support during business hours for European customers from London, England. An optional premium service is available providing technical support 24 hours a day, seven days a week. Additionally, Chordiant provides product enhancement releases to all customers as part of their support and maintenance contract. Chordiant uses a customer service automation system to track each customer inquiry until it is resolved. Chordiant also makes use of its Website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

 Educational Services

   Chordiant provides educational services to train and enable its systems integrators and customers to use Chordiant's products. Chordiant offers a comprehensive series of training modules to provide the knowledge and skills to successfully deploy, use and maintain the company's products. These training courses focus on the technical aspects of Chordiant's products as well as business issues and processes. A complete set of modules covering business engineering, project management and development engineering are available. Training courses can be provided on-site for a custom session at a fee and are regularly scheduled through classroom and lab instruction at the company's Cupertino, California corporate headquarters, and at its London, England offices for European systems integrators and customers.

Product Development

   Chordiant has made substantial investments in research and development through internal development and technology licensing. Chordiant's product development efforts are focused on extending Chordiant's software infrastructure, CRM business services and application functionality, self-service and Web-based collaboration functionality, and continued integration of key industry-specific transaction systems and services.

   Chordiant's product development resources are organized into a number of development teams including:

  . system services and workflow development;

  . business services and application functionality and design;

  . tools and Internet development;

  . enterprise integration;

  . documentation; and

  . quality assurances.

   Chordiant's software and Internet applications teams have extensive experience in object oriented development, data management, workflow engineering, Java programming and Internet technologies. Chordiant's research and development expenditures before the effect of non-cash compensation expense and purchased in-process research and development were $5.9 million in fiscal year 1998, $6.5 million in fiscal year 1999, and $14.4 million for the year ended December 31, 2000.

Strategic Relationships

   To enhance the productivity of Chordiant's sales and service organizations, Chordiant has established relationships with systems integrators, complementary technology providers and alternative service providers.

 Systems integrators

   Chordiant has established relationships and trained professionals at a number of systems integrators including: Accenture (formerly known as Andersen Consulting); Computer Sciences Corporation; Electronic Data Systems Corporation and Logica plc. Chordiant plans to expand these relationships to increase its capacity to sell and implement its products. Chordiant has trained a significant number of consultants in these organizations for the implementation and support of its products. Chordiant believes that expanding its relationships with systems integrators and independent consulting firms will enable the company to gain a greater share of emerging markets more rapidly.

 Complementary technology providers

   Chordiant designs products to be based on industry standards and technologies, and to support a number of key software platforms. Chordiant has relationships with:

  . IBM Software for IBM Visual Age and MQ series development tools and interface software and support;

  . Sun Microsystems for Java and Forte developments tools in support of Chordiant's enterprise data and transaction management services;

  . Oracle Corporation and Sybase, Inc., providers of industry-standard relational databases;

  . Cisco Systems, Inc., Genesys Telecommunications Laboratories, Inc. and
    Lucent Technologies, Inc., providers of telephony equipment and software interfaces; and

  . Ilog, Inc. a software provider of resource optimization and business rules technology.

Competition

   The market for Chordiant's products is new and rapidly evolving, and is highly competitive. The competitive landscape is rapidly evolving to address the convergence of e-business services and customer interaction applications. To realize the potential of this convergence, companies must be able to offer personalized marketing and sales and extend e-business services to all points of customer contact. This must be done through an integrated system and customer data model tailored by each company to meet its specific customer requirements.

   Chordiant faces three main sources of competition:

  . custom-built solutions;

  . vendors with help desk, field service, call center or sales force automation products; and

  . vendors of enterprise resource planning products.

There is no one competitor, nor is there a small number of competitors, that are dominant in Chordiant's market.

 Custom-Built Solutions

   Existing enterprise systems supporting branch and call centers have historically been custom built by professional services organizations or internally developed. Custom development has the inherent limitation of being a high cost alternative because it relies on building the entire solution from scratch and the resulting configuration is difficult to upgrade to take advantage of new requirements and channels of communication such as the Internet. Chordiant expects that internal development will continue to be a significant source of competition.

 Stand-Alone Solution Vendors

   Chordiant competes with providers of stand-alone solutions for Web based customer relationship management, such as E.piphany, Inc. and Kana Communications, Inc. Chordiant also competes against traditional client/server-based, call center service customer and salesforce automation solutions, such as Siebel Systems, Inc., Nortel Networks Corporation (including Clarify Inc.) and Pegasystems Inc. Most point application providers started with a single application focus, such as service, salesforce automation or help desks, and then added additional software modules addressing other needs, such as e-mail, field service or quality tracking. Although these vendors have started to pursue the enterprise-wide opportunity of providing enterprise-wide solutions and services to all points of customer contact, their lack of multi-channel integration, real time data models for integration of multiple data sources and lack of personalization capability and their client/server architecture are limitations.

 Enterprise Application Vendors

   Chordiant anticipates competitive offerings and consolidation from several major enterprise software developers, such as Oracle, PeopleSoft Inc., IBM and SAP. Chordiant expects enterprise resource planning software vendors to acquire and integrate point solutions as they approach different segments of the e-business and customer relationship management markets.

 Other Potential Competitors

   The telephony market for equipment and software is in the midst of a major transition from proprietary systems to open software applications running on commodity hardware. Software acquisitions by traditional telephony vendors, such as Lucent Technologies' purchase of Mosaix, Inc. and Nortel Networks' purchase of Clarify are examples of the desire to move from hardware platforms into software applications. Examples of companies providing middleware in support of computer and telephony integration are Genesys Telecommunications Laboratories and Geotel Communications Corporation, purchased by Cisco Systems. Providers of client/server and mainframe call center systems include Pegasystems for financial services and IMA and Quintus for outsourcers and call centers. These companies have not historically provided enterprise level software infrastructure and customer management applications but may in the future.

   Chordiant believes that the principal competitive factors in the company's market include:

  . the breadth and depth of solutions;

  . product quality and performance;

  . relationships with systems integrators;

  . the ability to implement solutions;

  . establishment of a significant base of reference customers;

  . the ability of products to operate with multiple software applications;

  . customer service; and

  . product price.

   Although Chordiant believes that its product competes favorably with these factors, Chordiant's market is relatively new and is evolving rapidly. Chordiant may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial and personnel resources.

Intellectual Property and Propriety Rights

   Chordiant's success is dependent upon its ability to develop and protect proprietary technology and intellectual proprietary rights. Chordiant relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws to accomplish these goals.

   Chordiant licenses its product through non-exclusive license agreements that impose restrictions on customers' ability to utilize the software. In addition, Chordiant seeks to avoid disclosure of its trade secrets, including requiring employees, customers and others with access to Chordiant's proprietary information to execute confidentiality agreements with Chordiant and restricting access to Chordiant's source code. Chordiant also seeks to protect its rights in its products, documentation and other written materials under trade secret and copyright laws. Due to rapid technological change, Chordiant believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to its existing products are more important than the various legal protections of its technology to establishing and maintaining a technology leadership position.

   Chordiant integrates third party software into its products. This third party software may not continue to be available on commercially reasonable terms or at all. In particular, Chordiant licenses Forte Tool and related Forte products from Forte Software. If Chordiant cannot maintain licenses to the Forte products or other key third party software, shipments of Chordiant's products could be delayed until equivalent software is developed or licensed and integrated into Chordiant's products. Moreover, although Chordiant is generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from Chordiant's customers resulting from these claims will not be asserted or prosecuted against Chordiant. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

   Despite Chordiant's efforts to protect its proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of Chordiant's products or to obtain and use information that Chordiant regards as proprietary. There can be no assurance that Chordiant will be able to protect Chordiant's proprietary rights against unauthorized third party copying or use. Use by others of Chordiant's proprietary rights could materially harm Chordiant's business. Furthermore, policing the unauthorized use of Chordiant's products is difficult and expensive litigation may be necessary in the future to enforce Chordiant's intellectual property rights.

   It is also possible that third parties will claim that Chordiant has infringed their current or future products. Chordiant expects that software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require Chordiant to enter into royalty or licensing agreements, any of which could harm its business. Patent litigation in particular has complex technical issues and inherent uncertainties. If an infringement claim against the company was successful and it could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, Chordiant's business would be harmed.

Employees

   As of December 31, 2000, Chordiant employed 250 full time employees. Of that total, 84 were primarily engaged in product development, engineering or systems engineering, 57 were engaged in sales and marketing, 78 were engaged in professional services and 31 were engaged in operational, financial and administrative functions.

   None of Chordiant's employees are represented by a labor union and Chordiant has never experienced a work stoppage. Chordiant believes that its relations with its employees are good.

                                 BUSINESS RISKS

Because Chordiant's short operating history makes it difficult to evaluate its prospects, Chordiant's future financial performance may disappoint investors and result in a decline in Chordiant's stock price.

   You must consider Chordiant's prospects given the risks, expenses and challenges Chordiant might encounter because the company is at an early stage of development and growth in a new and rapidly evolving market. Until September 1997, Chordiant was engaged primarily in the research and development of its software products. Chordiant licensed its first product in September 1997 and Chordiant's sales and service organizations are relatively new and still growing. Due to Chordiant's short operating history, Chordiant's future financial performance is not predictable and may disappoint investors and result in a substantial decline in Chordiant's stock price. The revenue and income potential of Chordiant's products are unproven.

Chordiant expects to continue to incur losses and may not achieve or maintain profitability, which may cause Chordiant's stock price to decline.

   Chordiant incurred net losses of $35.4 million for the year ended December 31, 2000. As of December 31, 2000, Chordiant had an accumulated deficit of $97.9 million. Chordiant expects to continue to incur losses on both a quarterly and annual basis at least through the first half of 2001. Moreover, Chordiant expects to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally, and, as a result, Chordiant will need to generate significant revenues to achieve and maintain profitability. Chordiant cannot be certain that Chordiant can sustain this growth or that it will generate sufficient revenues to achieve profitability.

Chordiant's operating results fluctuate significantly and an unanticipated decline in revenues may disappoint investors and result in a decline in Chordiant's stock price.

   Chordiant's quarterly revenues will depend primarily upon product implementation by its customers. Chordiant has historically recognized most of the company's license and services revenue using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion of implementation of Chordiant's products and Chordiant expects this practice to continue. Thus, delays in implementation by Chordiant customers and system integration partners will reduce Chordiant's quarterly revenue. Historically, a substantial portion of new customer orders have been booked in the third month of the calendar quarter, with a concentration of these bookings in the last two weeks of the third month. Chordiant expects this trend to continue and, therefore, any failure or delay in bookings would decrease Chordiant's quarterly deferred revenue. If Chordiant's revenues or operating margins are below the expectations of any securities analysts that may analyze Chordiant, or investors, Chordiant's stock price is likely to decline.

Chordiant has limited experience with large-scale deployments and if Chordiant's products do not successfully operate in a company-wide environment, Chordiant may lose sales and suffer decreased revenues.

   If existing customers have difficulty deploying Chordiant's products or choose not to fully deploy the products, particularly in large-scale deployments, it could damage Chordiant's reputation and reduce revenues. Chordiant's success requires that the company's products be highly scalable, or able to accommodate substantial increases in the number of users. To date, no large-scale deployment has been operating at any customer site and Chordiant's products are currently being used by only a limited number of users. Chordiant's products are expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or Chordiant's products. These deployments present very significant technical challenges, which are difficult or impossible to predict.

Failure to successfully customize or implement Chordiant's products for a customer could prevent recognition of revenues, collection of amounts due or cause legal claims by the customer.

   If a customer is not able to customize or deploy Chordiant's products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against Chordiant. Chordiant has, in the past, had disputes with customers concerning product performance. One dispute, from a 1995 consulting agreement, resulted in a settlement following contractually-required mediation. One, from a 1997 product license, resulted in a settlement following litigation. One, from a product license and related service agreements, was resolved in February, 2000 when the company entered into a new agreement with the client, Chase Manhattan Mortgage Corporation. For further details regarding the Chase dispute, see "Chordiant Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

Chordiant's primary products have a long sales and implementation cycle, which makes it difficult to predict Chordiant's quarterly results and may cause operating results to vary significantly.

   The period between initial contact with a prospective customer and the implementation of Chordiant's products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, deferred revenue could vary significantly from quarter to quarter. Any delays in the implementation of Chordiant's products could cause reductions in Chordiant's revenues. The licensing of Chordiant's products is often an enterprise-wide decision that generally requires Chordiant to provide a significant level of education to prospective customers about the use and benefits of Chordiant's products. The implementation of Chordiant's products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by Chordiant, by the customer or by third-party system integrators. Customers generally consider a wide range of issues before committing to purchase Chordiant's products, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability.

Because a small number of customers account for a substantial portion of Chordiant's software license revenues, Chordiant's revenues could decline if Chordiant loses a major customer.

   Chordiant derives a significant portion of its software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the year ended December 31, 2000, revenues from Electronic Data Systems Corporation (EDS), Lloyds TSB and Direct Line Group Services Limited accounted for approximately 30%, 19% and 14% of Chordiant's total net revenues. For the fiscal year ended December 31, 1999, revenues from Chase Manhattan Mortgage Corporation, First USA and EDS accounted for 30%, 19%, and 15% of Chordiant's total net revenues. Chordiant expects that a limited number of customers will continue to account for a substantial portion of the company's revenues. As a result, if Chordiant loses a major customer, if a contract is delayed or cancelled, Chordiant's revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing Chordiant's failure to obtain new significant customers or additional orders from existing customers to materially affect Chordiant's operating results.

Defects in Chordiant's products could diminish demand for Chordiant's products and result in decreased revenues, decreased market acceptance and injury to Chordiant's reputation.

   Errors may be found from time to time in Chordiant's new or enhanced products after commencement of commercial shipments resulting in decreased revenues, decreased sales, injury to Chordiant's reputation and/or increased warranty and repair costs. Although Chordiant conducts extensive product testing during product development, Chordiant has in the past discovered software errors in Chordiant's products as well as in third party products, and as a result has experienced delays in the shipment of its new products. The latest version of Chordiant's primary product suite was introduced in June 2000.

Chordiant's failure to maintain strong relationships with system integrators would harm Chordiant's ability to market and implement Chordiant's products and reduce future revenues.

   Failure to establish or maintain relationships with systems integrators would significantly harm Chordiant's ability to license Chordiant's software products. System integrators install and deploy Chordiant's products, in addition to those of Chordiant's competitors, and perform custom integration of systems and applications. Some system integrators also engage in joint marketing and sales efforts with Chordiant. If these relationships fail, Chordiant will have to devote substantially more resources to the sales and marketing, implementation and support of Chordiant's products than it would have to otherwise. Chordiant's efforts may also not be as effective as those of the system integrators, which could reduce revenues. In many cases, these parties have extensive relationships with Chordiant's existing and potential customers and influence the decisions of these customers. A number of Chordiant's competitors have stronger relationships with these system integrators and, as a result, these system integrators may be more likely to recommend competitors' products and services.

   In particular, Chordiant has established a non-exclusive relationship with Electronic Data Systems Corporation, or EDS, a large system integrator and one of Chordiant's principal stockholders. For the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 1999, approximately 30% and 15%, respectively, of Chordiant's revenues were derived from customers for whom Electronic Data Systems has been engaged to provide software and system integration services. Deterioration of Chordiant's relationship with Electronic Data Systems could have a material adverse effect on sales of Chordiant's products.

To date, Chordiant's sales have been concentrated in the financial services, travel and leisure, automotive and telecommunications markets and if Chordiant is unable to continue sales in these markets or successfully penetrate new markets, Chordiant's revenues may decline.

   Sales of Chordiant's products and services in four markets -- financial services, travel and leisure, automotive and telecommunications -- accounted for 94% of total net revenues for the year ended December 31, 2000 and 87% of total net revenues for the fiscal year ended December 31, 1999. Chordiant expects that revenues from these four markets will continue to account for a substantial portion of Chordiant's total net revenues in 2001. If Chordiant is unable to successfully increase penetration of Chordiant's existing markets or achieve sales in additional markets, or if the overall economic climate of Chordiant's target markets deteriorates, Chordiant's revenues may decline.

Continued negative gross margin in services revenues could adversely impact Chordiant's overall gross margin and income.

   Chordiant's gross margin in services revenues has historically been negative. Service revenues have also had lower gross margins than Chordiant's license revenues. As a result, an increase in the percentage of total net revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on Chordiant's overall gross margins. Chordiant anticipates that service revenues will continue to represent over 40% of total net revenues. To increase services revenues, Chordiant must expand Chordiant's services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by Chordiant's customers. This expansion could further reduce gross margins in Chordiant's service revenues.

Because competition for qualified personnel is intense, Chordiant may not be able to retain or recruit personnel, which could impact the development and sales of Chordiant's products.

   If Chordiant is unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, Chordiant's ability to develop and market Chordiant's products will be weakened. Chordiant's success depends largely on the continued contributions of Chordiant's key management, engineering, sales and marketing and professional services personnel, including Samuel T. Spadafora, Chordiant's chairman of the board of directors and chief executive officer and

Stephen Kelly, Chordiant's president and chief operating officer. Except for Chordiant's chief executive officer and president and chief operating officer, Chordiant does not have employment agreements with any of Chordiant's key personnel. Chordiant has experienced turnover in Chordiant's key personnel in the recent past.

   In particular, Chordiant's ability to increase Chordiant's sales will depend on Chordiant's ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively generate and service large accounts. There is a shortage of qualified sales personnel and competition for such personnel is intense, particularly in the Silicon Valley, where Chordiant's principal offices are located, and in the markets in which Chordiant competes.

Chordiant depends on technology licensed to Chordiant by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of Chordiant's products.

   Chordiant licenses technology from several software providers that is incorporated in Chordiant's products. In particular, Chordiant licenses Forte Tool and related Forte products from Forte Software, Inc., a Sun Microsystems, Inc. company. Chordiant's license agreement with Forte expires in September 2001, and can be extended upon agreement of the parties. Chordiant anticipates that Chordiant will continue to license technology from Forte and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the Forte technology or other technology licenses could result in delays in the license of Chordiant's products until equivalent technology, if available, is developed or identified, licensed and integrated into Chordiant's products. Even if substitute technologies are available, there can be no guarantee that Chordiant will be able to license these technologies on commercially reasonable terms, if at all.

Defects in third party products associated with Chordiant's products could impair Chordiant's products' functionality and injure Chordiant's reputation.

   The effective implementation of Chordiant's products depends upon the successful operation of third party products in conjunction with Chordiant's products. Any undetected errors in these products could prevent the implementation or impair the functionality of Chordiant's products, delay new product introductions or injure Chordiant's reputation. In the past, while Chordiant's business has not been materially harmed, product releases have been delayed as a result of errors in third-party software and Chordiant has incurred significant expenses fixing and investigating the cause of these errors.

Chordiant's customers and system integration partners have the ability to alter Chordiant's source code and inappropriate alterations could adversely affect the performance of Chordiant's products, cause injury to Chordiant's reputation and increase operating expenses.

   Customers and system integration partners have access to Chordiant's computer source code when they license Chordiant's products and may alter the source code. Alteration may lead to implementation, operation, technical support and upgrade problems for Chordiant's customers. This could adversely affect the market acceptance of Chordiant's products, and any necessary investigative work and repairs could cause Chordiant to incur significant expenses and delays in implementation.

If Chordiant fails to introduce new versions and releases of Chordiant's products in a timely manner, customers may license competing products and Chordiant's revenues may decline.

   If Chordiant is unable to ship or implement enhancements to Chordiant's products when planned, or fails to achieve timely market acceptance of these enhancements, Chordiant may suffer lost sales and could fail to achieve anticipated revenues. A majority of Chordiant's total revenues has been, and is expected to be, derived from the license of Chordiant's primary product suite. Chordiant's future operating results will depend on the demand for these products by future customers, including new and enhanced releases that are subsequently introduced. If Chordiant's competitors release new products that are superior to Chordiant's products in performance or price, or if Chordiant fails to enhance Chordiant's products and introduce new features and functionality in a timely manner, demand for Chordiant's products may decline. Chordiant has in the past experienced delays in the planned release dates of new versions of Chordiant's software products and upgrades. New versions or Chordiant's products may not be released on schedule or may contain defects when released.

If Chordiant's products do not operate with the hardware and software platforms used by Chordiant's customers, customers may license competing products and Chordiant's revenues will decline.

   If Chordiant's products fail to satisfy advancing technological requirements, the market acceptance of these products could be reduced. Chordiant currently serves a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of Chordiant's products depends on many factors such as:

  . Chordiant's ability to integrate Chordiant's products with multiple platforms and existing or legacy systems;

  . Chordiant's ability to anticipate and support new standards, especially
    Internet and enterprise Java standards; and

  . the integration of additional software modules and third party software applications with Chordiant's existing products.

Chordiant's reliance on international operations may cause increased operating expenses and cause Chordiant's net income to decline.

   During the fiscal year ended December 31, 2000, international revenues were $25.8 million or approximately 77% of Chordiant's total net revenues. During the fiscal year ended December 31, 1999, international revenues were $6.6 million or approximately 38% of Chordiant's total net revenues. Chordiant expects international revenues will continue to represent a significant portion of Chordiant's total net revenues in future periods.

   Chordiant has faced, and will continue to face, risks associated with:

  . difficulties in managing Chordiant's widespread operations;

  . difficulties in hiring qualified local personnel;

  . seasonal fluctuations in customer orders;

  . longer accounts receivable collection cycles;

  . expenses associated with products used in foreign markets;

  . currency fluctuation and hedging activities; and

  . economic downturns in international economies.

   Any of these factors could have a significant impact on Chordiant's ability to license products on a competitive and timely basis and adversely affect Chordiant's operating expenses and net income.

   Chordiant's international sales are both U.S. dollar and local currency denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Chordiant's products less competitive in international markets and could negatively affect Chordiant's operating results and cash flows.

International expansion could be difficult and Chordiant may not achieve sales growth.

   If Chordiant is unable to expand Chordiant's international operations and sales, and build relationships with third parties outside the United States on a timely basis, Chordiant may not achieve anticipated sales growth. Chordiant has expanded, and intends to continue expanding, its international operations and enter additional international markets. In October 1997, Chordiant opened an office in London, England, and during 1999 and 2000, Chordiant opened offices in the Netherlands and Germany, respectively. To increase Chordiant's international sales opportunities, Chordiant will need to further develop Chordiant's international sales, professional services and support organizations, and Chordiant will need to form additional relationships with system integration partners worldwide.

Chordiant's failure to integrate successfully Chordiant's acquired companies could prevent Chordiant from operating efficiently.

   On July 19, 2000, Chordiant completed its acquisition of White Spider Software, Inc., an early stage software company that had completed development of a beta version of a knowledge management software product. Upon the closing date, White Spider became a wholly-owned subsidiary of Chordiant.

   On January 8, 2001, Chordiant entered into an agreement and plan of merger and reorganization with Prime Response Inc., a Delaware corporation, whose common stock is listed on the Nasdaq National Market under the symbol "PRME", pursuant to which Chordiant exchanged 0.60 shares of its common stock for each outstanding share of Prime Response common stock. On March 27, 2001, the stockholders of Prime Response approved the merger agreement and the stockholders of Chordiant approved the issuance of shares of Chordiant common stock to the stockholders of Prime Response. As of March 27, 2001, Prime Response is a wholly-owned subsidiary of Chordiant. Prime Response is a provider of integrated relationship marketing software solutions.

   Chordiant's business strategy includes pursuing opportunities to grow Chordiant's business, both internally and through selective acquisitions and various types of business combinations. To implement this strategy, Chordiant may in the future be involved in additional merger and acquisition transactions. Acquisition transactions are motivated by many factors, including Chordiant's desire to acquire skilled personnel, Chordiant's desire to obtain new technologies and Chordiant's desire to expand and enhance Chordiant's product offerings. Growth through acquisitions has several identifiable risks including difficulties associated with successfully integrating the previously distinct businesses into Chordiant's organization, the substantial management time devoted to integrating the companies, the possibility that Chordiant might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into Chordiant's products and media properties (such as unanticipated expenses). Realization of any of these risks in connection with any mergers or acquisitions Chordiant has entered into, or may enter into, could have a material adverse effect on Chordiant's business, operating results and financial condition.

Competition in Chordiant's markets is intense and could reduce Chordiant's sales and prevent Chordiant from achieving profitability.

   Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce Chordiant's future revenues. The market for Chordiant's products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Chordiant's current competitors include:

  . Internal information technology departments: In-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of

   Chordiant's products. Chordiant expects that internally developed application integration and process automation efforts will continue to be a significant source of competition.

  . Point application vendors: Chordiant competes with providers of stand-alone point solutions for Web-based customer relationship management and traditional client/server-based, call-center service customer and salesforce automation solution providers.

   Many of Chordiant's competitors have greater resources and broader customer relationships than Chordiant does. In addition, many of these competitors have extensive knowledge of Chordiant's industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

If Chordiant is unable to protect Chordiant's intellectual property, Chordiant may lose a valuable asset or incur costly litigation to protect Chordiant's rights.

   Chordiant's success and ability to compete depends upon Chordiant's proprietary technology. Chordiant relies on trademark, trade secret and copyright laws to protect Chordiant's intellectual property. Chordiant has no patents or patent applications. Chordiant ships source code to Chordiant's customers, and third party system integrators and partners are given access to it. Despite Chordiant's efforts to protect Chordiant's intellectual property, a third party could copy or obtain the source code to Chordiant's software or other proprietary information without authorization and/or could develop software competitive to the company's. Chordiant's means of protecting Chordiant's proprietary rights may not be adequate and Chordiant's competitors may independently develop similar technology or duplicate Chordiant's products.

   Chordiant may have to litigate to enforce Chordiant's intellectual property rights, to protect Chordiant's trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending Chordiant's proprietary technology is expensive, could cause the diversion of Chordiant's resources and may not prove successful. Chordiant's protective measures may prove inadequate to protect Chordiant's proprietary rights. If Chordiant is unable to protect Chordiant's intellectual property, Chordiant may lose a valuable asset or incur costly litigation to protect Chordiant's rights.

If Chordiant becomes subject to intellectual property infringement claims, these claims could be costly and time-consuming to defend, divert management's attention and cause product delays, and have an adverse effect on Chordiant's revenues and net income.

   Chordiant expects that software product developers and providers of software in markets similar to Chordiant's target markets will increasingly be subject to infringement claims as the number of products and competitors in Chordiant's industry grows and the functionality of products overlaps. Any claims, with or without merit, could be costly and time-consuming to defend, divert Chordiant's management's attention, or cause product delays. Chordiant has no patents or patent applications that Chordiant could use defensively against any company bringing such a claim. If any of Chordiant's products were found to infringe a third party's proprietary rights, Chordiant could be required to enter into royalty or licensing agreements to be able to sell Chordiant's products. Royalty and licensing agreements, if required, may not be available on terms acceptable to Chordiant or at all.

Chordiant's stock price is subject to significant fluctuations.

   Since Chordiant's initial public offering in February 2000, the price of Chordiant's common stock has fluctuated widely. Chordiant believes that factors such as the risks described herein or other factors could cause the price of its common stock to fluctuate, perhaps substantially. In addition, recently, the stock market, in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of Chordiant's common stock.

ITEM 2. FACILITIES

   Chordiant's headquarters are located in offices that are approximately 31,000 square feet in Cupertino, California pursuant to an office lease expiring in July 2004. Chordiant also leases office space in New York, New York, Mahwah, New Jersey; Irving, Texas; Chicago, Illinois; Manchester, New Hampshire; London, England; Neu-Isenberg, Germany; Munich, Germany and Amsterdam, the Netherlands.

ITEM 3. LEGAL PROCEEDINGS

   Chordiant is not a party to any material legal proceedings. Chordiant may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of Chordiant during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "CHRD." Public trading of our common stock commenced on February 14, 2000. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market.

   Quarter Ended                                                    Low    High
   -------------                                                   ------ ------
   First Quarter.................................................. $16.25 $39.44
   Second Quarter................................................. $ 5.44 $16.63
   Third Quarter.................................................. $ 7.38 $17.98
   Fourth Quarter................................................. $ 1.88 $ 8.00

   As of February 15, 2001, there were approximately 205 stockholders of record of our common stock. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

Recent Sales of Unregistered Securities

   We have sold and issued the following unregistered securities during the period covered by this Annual Report:

     (1) In July, 2000, Chordiant issued an aggregate of 476,515 shares of common stock in exchange for all outstanding shares of White Spider Software, Inc. and assumed employee stock options granted by White Spider and exercisable into shares of Chordiant common stock over a term of ten years from the date of grant of such options, the latest possible date of exercise being June 23, 2010. Each share of White Spider was exchanged for approximately .074ths of a share of Chordiant common stock. As of the closing date of the acquisition, White Spider Software is a wholly owned subsidiary of Chordiant.

     (2) From January 1, 2000 through April 11, 2000, Chordiant issued, pursuant to the exercise of stock options granted to certain employees, consultants and directors under our 1999 Equity Incentive Plan, 1,977,823 shares of common stock. All common stock issuable pursuant to then outstanding options and common stock available for grant under the 1999 Equity Incentive Plan was registered pursuant to a Form S-8 Registration Statement filed on April 11, 2000.

   The sales and issuances of securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 506 of Regulation D of the Securities Act of 1933. Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions.

   The sales and issuances of securities described in paragraph (2) were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act of 1933 in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on February 14, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-92187) (the "Registration Statement"), which was declared effective on February 14, 2000. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Robertson Stephens, Dain Rauscher Wessels and Thomas Weisel Partners LLC (the "Underwriters"). Pursuant to the Registration Statement, the Company sold 4,500,000 shares of common stock at $18.00 per share resulting in gross proceeds of $81.0 million, $5.7 million of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $2.0 million and have been paid or are payable to unaffiliated parties. On February 25, 2000, the Underwriters exercised their over-allotment options and purchased 675,000 additional shares of common stock at the issuance price of $18.00 per share, of which 425,000 shares were sold by the Company and 250,000 were sold by two of our stockholders. In conjunction with its sale of the 425,000 shares, the Company received $7,114,500, net of commissions and costs. The total net proceeds to the Company from the initial public offering were approximately $80.4 million. The Company used a portion of the net proceeds to make a payment of $1,490,155 representing principal and accrued interest to the holder of our accounts receivable line of credit. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, we will invest the net proceeds in short-term, investment grade, and interest bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

   You should read the following selected financial data in conjunction with the consolidated financial statements and related notes of Chordiant and "Chordiant Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from the audited consolidated financial statements included in this Annual Report. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements not included in this Annual Report. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options and warrants to purchase common stock and common stock subject to repurchase rights that Chordiant holds), since their effect would be antidilutive. See the notes to Chordiant's consolidated financial statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Chordiant's historical results are not necessarily indicative of results to be expected for future periods.

                                          Year-Ended December 31,
                                -----------------------------------------------
                                 1996      1997      1998      1999      2000
                                -------  --------  --------  --------  --------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues:
 License......................  $    --  $  1,142  $  4,360  $  8,007  $ 16,896
 Service......................    2,312     1,766     8,105     9,581    16,793
                                -------  --------  --------  --------  --------
 Total net revenues...........    2,312     2,908    12,465    17,588    33,689
                                -------  --------  --------  --------  --------
Cost of net revenues:
 License......................       --        73       425       397       912
 Service......................    2,353     1,462     8,947    14,352    17,510
 Non-cash compensation
  expense.....................       --       129       127       692     2,040
                                -------  --------  --------  --------  --------
 Total cost of net revenues...    2,353     1,664     9,449    15,441    20,462
                                -------  --------  --------  --------  --------
Gross profit (loss)...........      (41)    1,244     2,966     2,147    13,227
                                -------  --------  --------  --------  --------
Operating expenses:
 Sales and marketing:
 Non-cash compensation
  expense.....................       --       125       122       739     1,488
 Other sales and marketing....    1,140     5,142    12,580    13,368    22,422
 Research and development:
 Non-cash compensation
  expense.....................       --       158       155       846     2,039
 Other research and
  development.................    4,598     6,240     5,858     6,494    14,437
 Purchased in-process research
  and development.............       --        --        --        --     4,234
 General and administrative:
 Non-cash compensation
  expense.....................        3        86        85       383       689
 Other general and
  administrative..............    1,860     1,416     2,046     2,668     5,493
 Amortization of intangible
  assets......................       --        --        --        --       802
                                -------  --------  --------  --------  --------
 Total operating expenses.....    7,601    13,167    20,846    24,498    51,604
                                -------  --------  --------  --------  --------
Loss form operations..........   (7,642)  (11,923)  (17,880)  (22,351)  (38,377)
Interest expense..............      (55)     (112)     (121)   (1,067)     (269)
Interest income and other
 income, net..................      135       442       561       281     3,290
                                -------  --------  --------  --------  --------
Net loss......................  $(7,562) $(11,593) $(17,440) $(23,137) $(35,356)
                                =======  ========  ========  ========  ========
Net loss per share:
 Basic and diluted............  $ (1.51) $  (2.31) $  (3.44) $  (4.34) $  (1.05)
                                =======  ========  ========  ========  ========
 Weighted average shares used
  in computing basic and
  diluted net loss per share..    5,002     5,009     5,075     5,327    33,690
                                =======  ========  ========  ========  ========

                                            As of December 31,
                                -----------------------------------------------
                                 1996      1997      1998      1999      2000
                                -------  --------  --------  --------  --------
                                   (in thousands, except per share data)
Consolidated Balance Sheet
 Data:
Cash and cash equivialents....  $ 2,678  $ 18,916  $  1,713  $  6,719  $ 41,465
Working capital (deficit).....   (1,368)    7,767   (10,162)    1,833    60,529
Total assets..................    7,282    21,360    11,521    22,086   107,448
Short-term and long-term
 borrowings...................    1,045     1,268     1,687    13,225       595
Short-term and long-term
 deferred revenue.............    4,179    10,487     5,719    10,196    30,045
Mandatorily redeemable
 convertible preferred stock..    9,047    28,949    28,949    51,609        --
Stockholders' equity
 (deficit)....................   (9,586)  (20,682)  (37,604)  (57,782)   63,320

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

   Chordiant provides software that is designed for global consumer businesses serving the needs of one-to-one relationships in industries such as banking, financial services, insurance, telecommunications, travel and leisure, and other markets with diverse sets of customers and products. Chordiant's products are a suite of applications that enables companies to quickly access the right information and apply a common set of business rules across multiple contact channels to maximize customer retention and satisfaction. It applies personalized business processes to business transactions in a consistent manner, no matter where the interaction occurs. It allows companies to implement a solution across a wide range of devices such as Internet Websites, in-car concierge systems, wireless application protocol enabled devices that support mobile Internet phones and personal digital appliance devices, traditional call centers and retail sites.

   Chordiant was incorporated in California in March 1991 and was reincorporated in Delaware in October 1997. Before 1997, Chordiant was primarily engaged in custom consulting services. Chordiant released the first version of its product suite in September 1997. With the release of this product suite, Chordiant accelerated the development of its sales and marketing organizations.

   Chordiant derives revenues primarily from licenses of its software and from related services, which include implementation, consulting, customization and integration, post-contract customer support and training. Its products are typically licensed directly to customers for a perpetual term, with pricing based on the number of servers and the number of users.

   On contracts involving significant implementation or customization essential to the functionality of its products, Chordiant recognizes license and service revenues under the percentage-of-completion method of accounting using labor hours worked as the measure of progress towards completion. Chordiant classifies revenues from these arrangements as license and service revenues based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When Chordiant sells existing customers additional seats, revenue for the license of the additional seats is recognized at either the go-live date or the delivery date, whichever is later.

   On contracts not involving significant implementation or customization essential to the functionality of its products, Chordiant recognizes license revenues when there is persuasive evidence of an arrangement, the fee is fixed and determinable, there is probability of collection and delivery has occurred. For arrangements with multiple elements, Chordiant recognizes revenues for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

   In situations in which Chordiant is not responsible for implementation services but is obligated to provide unspecified additional software products in the future, Chordiant recognizes revenue as a subscription ratably over the term of the commitment period.

   Chordiant recognizes service revenues from consulting and training services as these services are performed. It recognizes service revenues from post-contract customer support ratably over the contractual support term, generally one year.

   In the future, Chordiant expects to derive revenues from contracts that provide for implementation services at a fixed hourly rate. On other contracts, Chordiant expects to derive revenues from the licensing of the installed product on a per transaction basis. In connection with these types of arrangements, Chordiant will recognize the fair value of the implementation services as the services are delivered and will recognize license fees on a monthly basis at the contractual rate.

   Chordiant bills customers according to contract terms. Chordiant records as deferred revenues amounts billed to customers in excess of revenues recognized.

   Service revenues as a percentage of total revenues were 65%, 54% and 50% for the fiscal years ended December 31, 1998, 1999, and 2000, respectively. To help ensure the success of early product deployments by customers, in early 1998 Chordiant began establishing a significant service organization. The organization assists customers, and third parties, such as system integrators, in the design and implementation of Chordiant's products. Since service revenues have a lower gross margin than license revenues, this service activity resulted in reduced overall gross margins. Since the fourth quarter of 1998, Chordiant engaged third parties to provide services to customers, who then billed Chordiant for their services. As a result of using third party resources, revenues from these contracts generated small gross margins. As a result of expansion of its service organization and use of system integrators that bill its customers directly for services, Chordiant believes that its use of third party service providers will decline substantially in future periods. Chordiant expects that service revenue will continue to represent over 40% of total revenues.

   Chordiant sells its products through its direct sales force, and augments its sales efforts through relationships with system integrators, application service providers and technology vendors.

   For the fiscal years ended December 31, 1998, 1999 and 2000, revenues were derived from customer accounts in the United States, United Kingdom, South Africa, Germany, Canada and the Netherlands. For the fiscal years ended December 31, 1998, 1999 and 2000, international revenues were $9.7 million, $6.6 million and $25.8 million or approximately 78%, 38%, and 77% of Chordiant's total net revenues, respectively. Chordiant believes international revenues will continue to represent a significant portion of its total revenues in future periods.

   A small number of customers account for a significant portion of Chordiant's total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on its revenues. For the year ended December 31, 2000, revenues from EDS, Lloyds TSB and Direct Line Group Services Limited accounted for approximately 30%, 19% and 14% of its total net revenues, respectively. For the year ended December 31, 1999, revenues from Chase Manhattan Mortgage Corporation, First USA and EDS accounted for 30%, 19% and 15% of its total net revenues, respectively. Chordiant expects that revenues from a small number of customers will continue to account for a majority of its total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

   Since its inception, Chordiant has incurred substantial research and development costs and has invested heavily in the expansion of its product development, sales, marketing and professional services organizations in order to build an infrastructure to support its long-term growth strategy. The number of Chordiant's fulltime employees increased from 118 at December 31, 1998, to 144 at December 31, 1999, to 250 at December 31, 2000, representing increases of approximately 22% and 74%, respectively. Chordiant anticipates that its operating expenses will continue to increase as it expands its product development, sales and marketing and professional services organization. Chordiant expects to incur net losses in the future.

   Chordiant believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as indicative of future performance. Chordiant's prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving businesses. There can be no assurance Chordiant will be successful in addressing these risks and difficulties. In addition, although Chordiant has experienced revenue growth recently, this trend may not continue. In addition, Chordiant may not achieve or maintain profitability in the future.

Results of Operations

   The following table provides the percentage of Chordiant's total net revenues represented by each for the fiscal years ended December 31, 1998, 1999 and 2000. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report. The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

                                                  Year ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------   -------   -------
As a Percentage of Total Net Revenues:
  Net revenues License-third parties.............      35 %      34 %      32 %
  License-related parties........................       0        12        18
  Service-third parties..........................      64        51        12
  Service-related parties........................       1         3        38
                                                  -------   -------   -------
    Total net revenues...........................     100       100       100
                                                  -------   -------   -------
Cost of net revenues:
  License-third parties..........................       3         1         3
  License-related parties........................       0         1         0
  Service-third parties..........................      71        80        47
  Service-related parties........................       1         2         5
  Non-cash compensation expense..................       1         4         6
                                                  -------   -------   -------
    Total costs of net revenues..................      76        88        61
                                                  -------   -------   -------
Gross profit.....................................      24        12        39
                                                  -------   -------   -------
Operating expenses:
 Sales and marketing;
  Non-cash compensation expense..................       1         4         4
Other sales and marketing........................     101        76        67
 Research and development:
  Non-cash compensation expense..................       1         5         6
  Other research and development.................      47        37        43
  Purchased in-process research and development..       0         0        13
 General and administrative Non-cash compensation
  expense........................................       1         2         2
  Other general and administrative...............      16        15        16
  Amortization of intangibles....................       0         0         2
                                                  -------   -------   -------
    Total operating expenses.....................     167       139       153
                                                  -------   -------   -------
Loss from operations.............................    (143)     (127)     (114)
Interest expense.................................      (1)       (6)       (1)
Interest income and other income, net............       4         1        10
                                                  -------   -------   -------
Net loss.........................................    (140)%    (132)%    (105)%
                                                  =======   =======   =======

Comparison of Fiscal Years Ended December 31, 1999 and 2000

 Net Revenues

   License. License revenues consist of licenses of Chordiant's e-business infrastructure software. License revenues increased from $8.0 million for the year ended December 31, 1999 to $16.9 million, or approximately 111%, for the year ended December 31, 2000. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size. Chordiant's average transaction size has increased due to an increased number of users per deployment.

   Service. Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Service revenues increased from $9.6 million for the year ended December 31,1999 to $16.8 million, or approximately 75%, for the year ended December 31, 2000. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

 Cost of Net Revenues

   License. Cost of net license revenues consists primarily of royalty payments to third parties, primarily Forte Software, for technology incorporated into Chordiant's products. Chordiant expects the relationship with Forte Software to continue for at least the next twelve months. Cost of net license revenues increased from $397,000 for the year ended December 31, 1999 to $912,000, or approximately 130%, for the year ended December 31, 2000. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

   Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues, before the effect of non-cash compensation expense, increased from $14.4 million for the year ended December 31, 1999 to $17.5 million, or approximately 22%, for the year ended December 31, 2000. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. Chordiant expects that the cost of net service revenues will continue to increase in dollar amounts as it continues to expand its professional services organization to meet anticipated customer demand.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and allocated facility costs. Sales and marketing expenses, before the effect of non-cash compensation expense, increased from $13.4 million for the year ended December 31, 1999 to $22.4 million, or approximately 67%, for the year ended December 31, 2000. The increase in these expenses were mainly attributable to increases of $6.3 million in personnel expenses, $700,000 in allocated depreciation and overhead costs and $2.0 million in marketing and advertising costs. Chordiant expects that sales and marketing expenses will continue to increase in dollar amounts as it continues to expand its sales and marketing efforts through the establishment of additional domestic and international sales offices and increased promotional activities.

   Research and development. Research and development expenses include costs associated with the development and enhancement of Chordiant's products, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement its internal development team. Due to the relatively short time between the date Chordiant's products achieve technological feasibility and the date its products become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased from $6.5 million for the year ended December 31, 1999 to $14.4 million, or approximately 122%, for the year ended December 31, 2000. The increase was mainly due to an increase of $6.6 million in personnel related expenses and $1.3 million in allocated depreciation and overhead costs. Chordiant anticipates that it will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

   Purchased in-process research and development. In-process research and development expense represents technology acquired which, on the date of acquisition, had not achieved technological feasibility and had no alternative future use based on the state of development. The product under development may not achieve commercial viability. Accordingly, the amount of acquired in-process research and development of $4.2 million was immediately expensed, of which $700,000 was attributable to the acquisition of White Spider. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

   In 1998, Chordiant entered into a license for its products and related service agreements with Chase Manhattan Mortgage Corporation (Chase). In 2000, Chase alleged a breach of the agreements between the parties. At December 31, 1999, Chordiant's outstanding receivable balance from Chase was $1.7 million. On March 1, 2000, Chordiant agreed with Chase to terminate the existing agreements between them, and Chase agreed to pay Chordiant the $1.7 million receivable balance under the agreements as of December 31, 1999. The parties also entered into a separate agreement whereby Chase transferred to Chordiant ownership of certain technology and intellectual property developed by the parties under their prior agreements. Chordiant intends to use this technology to add additional functionality to its core products as well as develop and market a credit and collections application for the financial services industry. Chordiant agreed to pay Chase $3.5 million for the intellectual property rights to the technology. Chase retains an option to purchase a license to the credit and collections application when it is made commercially available by Chordiant. Chase has also agreed to assist Chordiant by providing certain consulting services in designing the application. This acquired technology was still in development on March 1, 2000 so the entire $3.5 million paid by Chordiant to Chase was expensed by Chordiant as in-process research and development. Development work on the acquired technology was completed during the fourth quarter in 2000. Revenues in connection with the developed technology also began during the fourth quarter of 2000.

   The value of the purchase in-process research and development was determined by estimating the projected net cash flows related to the product, determined based upon Chordiant's estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) for each project was calculated and then was applied to the net cash flows for the product. The cash flows were then discounted back to their net present value.

   General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses, before the effect of non-cash compensation expense, increased from $2.7 million for the year ended December 31, 1999 to $5.5 million, or 104%, for the year ended December 31, 2000. The increase in these expenses was mainly attributable to increases of $1.8 million in personnel related expenses and $1.0 million in professional service fees due to an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. Chordiant believes that its general and administrative expenses will continue to increase in dollar amounts as a result of its growing operations.

   Non-cash compensation expense. Amortization of stock-based compensation is allocated as non-cash compensation expense to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense and includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, Chordiant recorded aggregate unearned stock-based compensation expenses of $11.3 million for the year ended December 31, 1999 and $4.1 million for the year ended December 31, 2000. The amount recorded in fiscal year 2000 included $2.0 million associated with the acquisition of White Spider. Stock-based compensation included in operating expenses totaled $2.7 million for the year ended December 31, 1999 and $6.3 million for the year ended December 31, 2000.

   Amortization of intangibles. Amortization of intangibles for the year ended December 31, 2000 was $802,000. Chordiant recorded intangibles in the amount of $5.4 million ,of which $5.2 million was attributed to goodwill, during the year ended December 31, 2000 due to the July 2000 purchase of White Spider. Intangible assets for the White Spider acquisition are being amortized over a period of three years.

 Interest and other Income, net, and Interest Expense

   Interest and other income, net, and interest expense consists primarily of interest income generated from Chordiant's cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased from $1.1 million for the year ended December 31, 1999 to $269,000 for the year ended December 31, 2000. The decrease is due primarily to decreased borrowings. Interest and other income, net increased from $281,000 for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000. The increase is primarily attributable to increased interest income earned on Chordiant's cash, cash equivalents and short-term investments, which grew significantly following the completion of its initial public offering in February 2000. Additionally, within the net increase of $3.3 million for other income for the year ended December 31, 2000 is a loss of approximately $460,000 attributable to foreign exchange transaction losses.

Comparison of the Fiscal Years Ended December 31, 1998 and 1999

 Net Revenues

   License. License revenues increased from $4.4 million for the fiscal year ended December 31, 1998 to $8.0 million or approximately 82% for the fiscal year ended December 31, 1999, due to the growth in the number of product implementations by new customers and higher average transaction size. Chordiant's average transaction size has increased due to deployments by its customers to larger numbers of users.

   Service. Service revenues increased from $8.1 million for the fiscal year ended December 31, 1998 to $9.6 million for the fiscal year ended December 31, 1999. The service revenue increase in 1999 was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

 Cost of Net Revenues

   License. Cost of license revenues consist primarily of royalty payments to third parties for technology incorporated into Chordiant's products. Chordiant began paying royalties for the fiscal year ended December 31, 1997.

   Service. Cost of service revenue was $8.9 million for the fiscal year ended December 31, 1998 and $14.4 million for the fiscal year ended December 31, 1999. During the fiscal years ended December 31, 1998 and 1999, Chordiant hired a number of additional service personnel in anticipation of supporting a larger customer base in future periods. These increased investment efforts to meet anticipated customer demand resulted in negative gross margins from service revenues for the fiscal years ended December 31, 1998 and 1999.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, increased from $12.6 million for the fiscal year ended December 31, 1998 to $13.4 million for the fiscal year ended December 31, 1999. The increase of $788,000 in these expenses for the fiscal year ended December 31, 1999, as compared to the fiscal year ended December 31, 1998, was attributable to a $1.4 million increase in personnel expenses, offset by a decrease in $612,000 of advertising cost.

   Research and development. Research and development expenses, before the effect of non-cash compensation expense, increased from $5.9 million for the fiscal year ended December 31, 1998 to $6.5 million for the fiscal year ended December 31, 1999. The increase of $600,000 in these expenses for the fiscal year ended December 31, 1999, as compared to the fiscal year ended December 31, 1998, was attributable to an increase of $350,000 in personnel expenses and an increase of $250,000 in overhead costs.

   General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, increased from $2.0 million for the fiscal year ended December 31, 1998 to $2.7 million for the fiscal year ended December 31, 1999. The increase of $700,000 in these expenses for the fiscal year ended December 31, 1999, as compared to the fiscal year ended December 31, 1998, was attributable to increases in personnel related expenses in connection with additional finance, executive and information services and an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs.

   In connection with the grant of some employee stock options, Chordiant recorded an aggregate unearned stock-based compensation expense of $11.3 million for the fiscal year ended December 31, 1999. Stock-based compensation totalling $489,000 for the fiscal year ended December 31, 1998 and $2.7 million for the fiscal year ended December 31, 1999 was allocated to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative.

 Interest and other Income, net, and Interest Expense

   Interest and other income, net decreased from $561,000 for the fiscal year ended December 31, 1998 to $281,000 for the fiscal year and December 31, 1999. Interest expense increased from $121,000 for the fiscal year ended December 31, 1999 to $1,067,000 for the fiscal year ended December 31, 2000. The increase in interest expense was attributable to an increase in borrowings.

 Provision for Income Taxes

   Chordiant has not generated taxable income since inception and, as a result, no provision for income taxes was recorded during the periods presented. Its deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. Chordiant has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

 Liquidity and Capital Resources

   Since inception, Chordiant has financed its operations primarily through private sales of common and preferred stock, with net proceeds totaling $51.6 million, through the sale of $10.0 million in convertible debentures, and through the issuance of 4,925,000 shares of Chordiant common stock to the public from which Chordiant raised approximately $80.4 million in net proceeds.

   Net cash used in operating activities was $14.6 million for the fiscal year ended December 31, 1998, $27.6 million for the fiscal year ended December 31, 1999 and $17.1 million for the fiscal year ended December 31, 2000.

   Net cash used in investing activities was $3.1 million for the fiscal year ended December 31, 1998, $1.9 million for the fiscal year ended December 31, 1999 and $28.1 million for the fiscal year ended December 31, 2000. Investing activities consist primarily of purchases of property and equipment and net proceeds from transactions involving Chordiant's short-term investments.

   Net cash generated from financing activities was $448,000 for the fiscal year ended December 31, 1998, $34.5 million for the fiscal year ended December 31, 1999 and $80.1 million for the fiscal year ended December 31, 2000. Net cash generated from financing activities consisted primarily of net proceeds from the issuance of preferred stock and proceeds from the issuance of common stock through an initial public offering and borrowings.

   On August 2, 2000, Chordiant committed to new terms and conditions for a new line of credit composed of two elements, an accounts receivable line and an equipment line.

   Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $11.5 million. At Chordiant's option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate or the LIBOR Option (1,2,3 or 6 month maturity) plus 2.50 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There was no borrowing outstanding at December 31, 2000 under the line of credit.

   Borrowings under Chordiant's $3.4 million equipment line bear interest at the lending bank's prime rate. Borrowings outstanding under the equipment line were $595,000 at December 31, 2000.

   Chordiant's assets secure borrowings under both lines of credit. The lines of credit require Chordiant to maintain a minimum quick ratio of 2.50 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants.

   Chordiant expects to continue to experience growth in its operating expenses. Chordiant anticipates that operating expenses and planned capital expenditures will continue to be a material use of its cash resources. In addition, Chordiant may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. Chordiant believes that available cash and cash equivalents and the net proceeds from the sale of equity securities this year will be sufficient to meet its working capital and operating expense requirements for at least the next 12 months. After that period, Chordiant may require additional funds to support its working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. Chordiant will adopt SFAS No. 133 in its quarter ending March 31, 2001. Chordiant does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on Chordiant's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT CHORDIANT'S MARKET RISK

   Chordiant is exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

   Interest Rate and Foreign Exchange Rate Risk. Chordiant's exposure to market rate risk due to changes in interest rates relates primarily to the company's investment portfolio. Chordiant has not used derivative financial instruments in Chordiant's investment portfolio. Chordiant invests Chordiant's excess cash in debt instruments of the U.S. government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. Chordiant protects and preserves Chordiant's invested funds by limiting default, market and reinvestment risk. Chordiant's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of Chordiant's investments are in short-term instruments. Due to the short-term nature of Chordiant's investments, Chordiant believes that there is no material risk exposure. Therefore, no quantitative tabular disclosures have been provided.

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, Chordiant's future investment income may fall short of expectations due to changes in interest rates or Chordiant may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

   Chordiant utilizes foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain receivables that are denominated in British Pounds, thereby limiting Chordiant's risk. Gains and losses on foreign exchange contracts are reflected in the income statement. Chordiant has entered into foreign exchange contracts, all with maturities of less than nine months, to sell approximately (Pounds)8.5 million.

   Fair value represents the difference in value of the contracts at the spot rate and the forward rate. The counterparty to these contracts is a substantial and creditworthy multinational commercial bank. The risks of counterparty nonperformance associated with these contracts are considered to be not material. Notwithstanding Chordiant's efforts to manage foreign exchange risks, there can be no assurances that Chordiant's hedging activities will adequately protect Chordiant against the risks associated with foreign currency fluctuations.

   The table below provides information about Chordiant's foreign currency forward exchange contracts at December 31, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (forward amount), the weighted average contractual foreign currency exchange rates and fair value.

                             Contract      Weighted       Contract
                            amount in       Average       Amount in    Fair
                          British Pounds Contract Rate  U.S. Dollars   Value
                          -------------- -------------  -------------  -----
                          (in thousands) (in thousands) (in thousands)
Foreign currency to be
 sold under contract:
 British Pounds.......... (Pounds) 8,500    1.4623         $12,429     $(280)

   While the contract amounts provide one measurement of the volume of these transactions, they do not represent the amount of Chordiant's exposure to credit risk. The amounts (arising from the possible inabilities of the counterparty to meet the terms of its contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed Chordiant's obligations as these contracts can be settled on a net basis at Chordiant's option. Chordiant controls credit risk through limits and monitoring procedures.

   Chordiant's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, Chordiant's future results could be materially adversely impacted by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Chordiant Software, Inc. and Subsidiaries: Financial Statements for the Fiscal Years Ended December 31, 1998, 1999 and 2000.

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  37
Consolidated Balance Sheets................................................  38
Consolidated Statements of Operations......................................  39
Consolidated Statements of Stockholders' Equity (Deficit)..................  40
Consolidated Statements of Cash Flows......................................  41
Notes to Consolidated Financial Statements.................................  42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chordiant Software, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Chordiant Software, Inc. ("Chordiant") and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Chordiant's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 1, 2001

                            CHORDIANT SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                               December 31
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  6,719  $ 41,465
  Short-term investments...................................    2,000    26,203
  Accounts receivable--third parties, net..................    7,233    19,423
  Accounts receivable--related parties.....................    1,211     1,057
  Other current assets.....................................    1,775     7,149
                                                            --------  --------
    Total current assets...................................   18,938    95,297
Property and equipment, net................................    2,580     5,050
Intangible assets, net.....................................       --     4,585
Other assets...............................................      568     2,516
                                                            --------  --------
    Total assets........................................... $ 22,086  $107,448
                                                            ========  ========
 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
         STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Borrowings............................................... $  2,608  $    595
  Accounts payable.........................................    2,101     5,081
  Accrued expenses.........................................    2,493     8,163
  Deferred revenue--third parties..........................    6,031    17,441
  Deferred revenue--related parties........................    3,872     3,488
                                                            --------  --------
    Total current liabilities..............................   17,105    34,768
Borrowings, long-term......................................   10,617        --
Deferred revenue--third parties............................      293     8,013
Deferred revenue--related parties..........................       --     1,103
Other liabilities..........................................      244       244
                                                            --------  --------
    Total liabilities......................................   28,259    44,128
                                                            --------  --------
Mandatorily redeemable convertible preferred stock, $0.001
 par value; 25,028 shares authorized; 22,412 and no shares
 issued and outstanding....................................   51,609        --
                                                            --------  --------
Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
  Common Stock, $0.001 par value; 300,000 shares
   authorized; 5,906 and 38,206 shares issued and
   outstanding.............................................        6        41
  Additional paid-in capital...............................   14,652   170,386
  Notes receivable from stockholders.......................     (406)   (1,799)
  Unearned compensation....................................   (9,470)   (7,290)
  Accumulated deficit......................................  (62,564)  (97,920)
  Accumulated other comprehensive loss.....................       --       (98)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (57,782)   63,320
                                                            --------  --------
      Total liabilities, mandatorily redeemable convertible
       preferred stock and stockholders' equity (deficit).. $ 22,086  $107,448
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Net revenues:
  License-third parties.......................... $  4,360  $  5,938  $ 10,728
  License-related parties........................       --     2,069     6,168
  Service-third parties..........................    8,013     9,007     3,980
  Service-related parties........................       92       574    12,813
                                                  --------  --------  --------
    Total net revenues...........................   12,465    17,588    33,689
Cost of net revenues:
  License-third parties..........................      425       263       873
  License-related parties........................       --       134        39
  Service-third parties..........................    8,846    13,999    15,878
  Service-related parties........................      101       353     1,632
  Non-cash compensation expense..................      127       692     2,040
                                                  --------  --------  --------
    Total costs of net revenues..................    9,499    15,441    20,462
                                                  --------  --------  --------
Gross profit.....................................    2,966     2,147    13,227
                                                  --------  --------  --------
Operating expenses:
  Sales and marketing:
    Non-cash compensation expense................      122       739     1,488
    Other sales and marketing....................   12,580    13,368    22,422
  Research and development:
    Non-cash compensation expense................      155       846     2,039
    Other research and development...............    5,858     6,494    14,437
    Purchased in-process research and
     development.................................       --        --     4,234
  General and administrative:
    Non-cash compensation expense................       85       383       689
    Other general and administrative.............    2,046     2,668     5,493
  Amortization of intangible assets..............       --        --       802
                                                  --------  --------  --------
    Total operating expenses.....................   20,846    24,498    51,604
                                                  --------  --------  --------
Loss from operations.............................  (17,880)  (22,351)  (38,377)
Interest expense.................................     (121)   (1,067)     (269)
Interest income and other income, net............      561       281     3,290
                                                  --------  --------  --------
Net loss......................................... $(17,440) $(23,137) $(35,356)
                                                  ========  ========  ========
Net loss per share:
  Basic and diluted.............................. $  (3.44) $  (4.34) $  (1.05)
                                                  ========  ========  ========
  Weighted average shares used in computing basic
   and diluted net loss per share................    5,075     5,327    33,690
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                               Note                               Accumulated      Total
                  Common Stock   Additional Receivable                               Other     Stockholders'
                  --------------  Paid-in      from       Unearned   Accumulated Comprehensive    Equity     Comprehensive
                  Shares  Amount  Capital   Stockholder Compensation   Deficit       Loss        (Deficit)       Loss
                  ------  ------ ---------- ----------- ------------ ----------- ------------- ------------- -------------
Balance at
 December 31,
 1997...........   5,013   $ 5    $  1,300    $    --     $    --     $(21,987)      $ --        $(20,682)
Exercise of
 stock options..     236    --          56         --          --           --         --              56
Repurchase of
 Common Stock...     (30)   --         (27)        --          --           --         --             (27)
Unearned
 compensation...      --    --       1,500         --      (1,500)          --         --              --
Amortization of
 unearned
 compensation...      --    --          --         --         489           --         --             489
Stock option
 cancellations..      --    --          (9)        --           9           --         --              --
Comprehensive
 loss:
Net loss........      --    --          --         --          --      (17,440)        --         (17,440)     $(17,440)
Comprehensive
 loss...........      --    --          --         --          --           --         --              --      $(17,440)
                  ------   ---    --------    -------     -------     --------       ----        --------      --------
Balance at
 December 31,
 1998...........   5,219     5       2,820         --      (1,002)     (39,427)        --         (37,604)
Exercise of
 stock options..     713     1         745       (406)         --           --         --             340
Repurchase of
 Common Stock...     (26)   --         (41)        --          --           --         --             (41)
Unearned
 compensation...      --    --      11,274         --     (11,274)          --         --              --
Amortization of
 unearned
 compensation...      --    --          --         --       2,660           --         --           2,660
Stock option
 cancellations..      --    --        (146)        --         146           --         --              --
Comprehensive
 loss:
Net loss........      --    --          --         --          --      (23,137)        --         (23,137)     $(23,137)
Comprehensive
 loss...........      --    --          --         --          --           --         --              --      $(23,137)
                  ------   ---    --------    -------     -------     --------       ----        --------      --------
Balance at
 December 31,
 1999...........   5,906     6      14,652       (406)     (9,470)     (62,564)        --         (57,782)
Exercise of
 stock options..   2,581     2       2,798     (1,456)         --           --         --           1,344
Repurchase of
 Common Stock...     (86)   --         (77)        63          --           --         --             (14)
Conversion of
 Preferred Stock
 into Common
 Stock..........  22,412    22      51,587         --          --           --         --          51,609
Conversion of
 debt into
 Common Stock...   2,000     2       9,998         --          --           --         --          10,000
Issuance of
 Common Stock in
 initial public
 offering.......   4,925     5      80,406         --          --           --         --          80,411
Unearned
 compensation...      --    --       2,043         --      (2,043)          --         --              --
Amortization of
 unearned
 compensation...      --    --          --         --       6,256           --         --           6,256
Common Stock
 issued in
 connection with
 White Spider
 acquisition....     350     4       8,022         --      (2,033)          --         --           5,993
Issuance of
 Common Stock
 for Employee
 Stock Purchase
 Plan...........     118    --         957         --          --           --         --             957
Comprehensive
 loss:
Net loss........      --    --          --         --          --      (35,356)        --         (35,356)     $(35,356)
Foreign currency
 translation....      --    --          --         --          --           --        (98)            (98)          (98)
Comprehensive
 loss...........      --    --          --         --          --           --         --              --      $(35,454)
                  ------   ---    --------    -------     -------     --------       ----        --------      --------
Balance at
 December 31,
 2000...........  38,206   $41    $170,386    $(1,799)    $(7,290)    $(97,920)      $(98)       $ 63,320
                  ======   ===    ========    =======     =======     ========       ====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Cash flows from operating activities:
 Net loss........................................ $(17,440) $(23,137) $(35,356)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................      521     1,276     1,502
  Purchased in-process research and development..       --        --       734
  Amortization of intangibles....................       --        --       802
  Stock-based compensation expense...............      489     2,660     6,256
  Provision for doubtful accounts................       17       470      (529)
  Changes in assets and liabilities:
   Accounts receivable-third parties.............   (4,963)   (2,416)  (11,639)
   Accounts receivable-related parties...........       15    (1,109)      154
   Other current assets..........................      311    (1,501)   (5,374)
   Other assets..................................     (181)     (340)   (1,912)
   Accounts payable..............................    3,936    (2,451)    2,774
   Accrued expenses..............................    1,308       378     5,637
   Deferred revenue--third parties...............    1,317       605    19,130
   Deferred revenue--related parties.............       --    (2,128)      719
   Other liabilities.............................      103       141        --
                                                  --------  --------  --------
    Net cash used in operating activities........  (14,567)  (27,552)  (17,102)
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............   (2,033)     (990)   (3,948)
 Cash acquired in the acquisition of White
  Spider, net of cash used.......................       --        --        29
 Purchases of short-term investments.............   (9,558)   (2,800)  (24,203)
 Proceeds from sales and maturities of short-term
  investments....................................    8,507     1,851        --
                                                  --------  --------  --------
    Net cash used in investing activities........   (3,084)   (1,939)  (28,122)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of mandatorily redeemable
  convertible preferred stock, net...............       --    22,660        --
 Proceeds from common stock issuance in initial
  public offering, net...........................       --        --    80,411
 Exercise of stock options.......................       56       340     1,344
 Proceeds from issuance of common stock for
  Employee Stock Purchase Plan...................       --        --       957
 Repurchase of common stock......................      (27)      (41)      (14)
 Proceeds from borrowings........................      781    14,627        --
 Repayment of borrowings.........................     (362)   (3,089)   (2,630)
                                                  --------  --------  --------
    Net cash provided by financing activities....      448    34,497    80,068
                                                  --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................       --        --       (98)
Net increase (decrease) in cash and cash
 equivalents.....................................  (17,203)    5,006    34,746
Cash and cash equivalents at beginning of
 period..........................................   18,916     1,713     6,719
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $  1,713  $  6,719  $ 41,465
                                                  ========  ========  ========
Supplemental cash flow information:
 Cash paid for interest.......................... $    112  $  1,062  $    270
                                                  ========  ========  ========
 Cash paid for taxes............................. $     --  $     --  $     53
                                                  ========  ========  ========
Supplemental non-cash activities:
 Issuance of Common Stock upon conversion of
  Preferred Stock................................ $     --  $     --  $ 51,609
                                                  ========  ========  ========
 Issuance of Common Stock in connection with the
  White Spider acquisition....................... $     --  $     --  $  8,026
                                                  ========  ========  ========
 Issuance of Common Stock upon conversion of
  debt........................................... $     --  $     --  $ 10,000
                                                  ========  ========  ========
 Common Stock issued for stockholder notes....... $    112  $    406  $  1,456
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

NOTE 1--THE COMPANY:

   Chordiant Software, Inc. ("Chordiant") was incorporated in California in March 1991 and reincorporated in Delaware in October 1997.

   In February 2000, Chordiant completed its initial public offering in which Chordiant sold 4,500 shares of its Common Stock resulting in net proceeds to Chordiant of $73,291, net of issuance cost. In February 2000, Chordiant's underwriters exercised their over-allotment option, which resulted in the sale of an additional 425 shares of Chordiant's stock, which generated additional proceeds of $7,115. Upon closing of the initial public offering, each outstanding share of Chordiant's Convertible Preferred Stock was automatically converted into one share of Common Stock of Chordiant, resulting in the issuance of 22,412 shares of Common Stock.

   Chordiant provides e-business infrastructure software for customer interaction applications. Chordiant's product helps enable companies to offer their customers personalized marketing, sales programs, e-business services and customer support across multiple channels of communications.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

   The statement of operations reflects reclassifications to allocate the non-cash compensation expense related to the issuance of stock options from a single-line presentation within operating expenses to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense.

Principles of consolidation

   The accompanying consolidated financial statements include the accounts of Chordiant and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the allowance for doubtful accounts, valuation of deferred tax assets and the estimates associated with the percentage-of-completion method of accounting for certain of Chordiant's revenue contracts.

Cash, cash equivalents and short-term investments

   All highly liquid investments with a maturity of three months or less from their date of purchase are considered to be cash equivalents.

   Chordiant's short-term investments consist of debt securities with maturities greater than three months at the date of purchase. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, Chordiant's investments are carried at fair value as of the balance sheet

                           CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)

date. Unrealized gains and losses are reported net of related taxes as a separate component of stockholder's equity (deficit). Additionally, the cost of securities sold is based upon the specific identification method. At December 31, 1999 and 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant.

   The portfolio of short-term investments (including cash and cash equivalents) consisted of the following:

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
     Cash....................................................... $  631 $15,671
     Money market and money funds...............................     24     222
     Commercial paper...........................................  6,064  22,975
     U.S. Corporate bonds.......................................     --     637
     U.S. Corporate notes.......................................  2,000   3,249
     Municipal bonds............................................     --  22,093
     U.S. Government bonds and notes............................     --   2,821
                                                                 ------ -------
                                                                 $8,719 $67,668
                                                                 ====== =======

Fair value of financial instruments

   Chordiant's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable are carried at cost, which approximates fair value because of the short-term nature of those instruments. The reported amounts of borrowings approximate fair value due to the market value interest rates which these debts bear.

   Chordiant enters into foreign currency forward exchange contracts to hedge against exposure to changes in foreign currency exchange rates of underlying assets and liabilities, primarily certain receivables that are denominated in British pounds. The estimated fair value of foreign currency forward exchange contracts represents the difference in value of the contracts at the spot rate and the forward rate and is based primarily on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. The table below provides information about Chordiant's foreign currency forward exchange contracts and corresponding fair value at December 31, 2000.

                                                     Weighted Contract
                                         Contract    Average   Amount
                                        Amount in    Contract in U.S.  Fair
                                      British Pounds   Rate   Dollars  Value
                                      -------------- -------- -------- -----
     Foreign currency to be sold
      under contract:
       British pounds................ (Pounds) 8,500  1.4623  $12,429  $(280)

Property and equipment

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications which are amortized over their estimated useful life, generally three years.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)

Intangible assets

   Intangible assets resulting from the acquisition of White Spider Software, Inc. ("White Spider") were determined by management to be primarily associated with goodwill and workforce in place. Goodwill and workforce in place are amortized on a straight-line basis over their estimated period of benefit, which is three years (see Note 3).

Long-lived assets

   Chordiant accounts for long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

Revenue recognition

   Chordiant derives revenues from licenses of its software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting.

   On contracts involving significant implementation or customization essential to the functionality of Chordiant's product, license and service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." Chordiant considers that a project is completed at the go-live date. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When Chordiant sells additional licenses, revenue from additional seats is recognized at the go-live date if the seats have been delivered. Chordiant classifies revenues from these arrangements as license and services revenues based upon the estimated fair value of each element.

   On contracts that do not involve significant implementation or customization essential to the functionality of Chordiant's product, license fees are recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, Chordiant recognizes revenue for services and post-contract customer support based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates Chordiant charges for services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, Chordiant accounts for the delivered elements, principally the license portion, based upon the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

   In situations in which Chordiant is not responsible for implementation services but is obligated to provide unspecified additional software products in the future, Chordiant recognizes revenue as a subscription ratably over the term of the commitment period.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)

   Revenues from reseller arrangements are recognized on the "sell-through" method, when the reseller reports to Chordiant the sale of Chordiant's software products to end users. Chordiant's agreements with its customers and resellers do not contain product return rights.

   Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

   In future periods, Chordiant expects to derive revenues from contracts that provide for implementation services at a fixed hourly rate. On other contracts, the Company expects to derive revenues from the licensing of the installed product on a per transaction basis. In connection with such arrangements, Chordiant will recognize the fair value of the implementation services as such services are delivered and will recognize license fees on a monthly basis at the contractual rate per transaction.

   Chordiant bills customers in accordance with contract terms. Amounts billed to customers in excess of revenues recognized are recorded as deferred revenues.

Concentrations of credit risk

   Financial instruments that potentially subject Chordiant to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, Chordiant has invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. Chordiant deposits cash, cash equivalents and short-term investments with financial institutions that management believes are credit worthy. Chordiant's accounts receivable are derived from revenues earned from customers located in the United States, United Kingdom, Canada, Netherlands and South Africa. Chordiant performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Chordiant maintains reserves for potential credit losses on customer accounts when deemed necessary. To date, such losses have not been material.

   The following table summarizes the revenues from customers, of which Company H is a related party, in excess of 10% of total net revenues:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1998  1999  2000
                                                                  ----  ----  ----
     Company A...................................................  12%   30%   --
     Company B...................................................  --    19%   --
     Company C...................................................  14%   --    --
     Company D...................................................  36%   --    --
     Company E...................................................  19%   --    --
     Company F...................................................  --    --    14%
     Company G...................................................  --    --    19%
     Company H...................................................  --    15%   30%

   At December 31, 1999, Company A accounted for 24% of accounts receivable. At December 31, 2000, Company G accounted for 64% of accounts receivable.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)

Software development costs

   Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achieving technological feasibility and general release has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, Chordiant has not capitalized any software development costs.

Advertising costs

   Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the years ended December 31, 1998, 1999 and 2000 totaled $1,955, $1,340 and $838, respectively.

Stock-based employee compensation

   Chordiant accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," the provisions of Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," ("FIN 28") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the stock option being granted. Stock-based compensation is amortized in accordance with FIN 28 using the multiple option approach. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosures of the difference between compensation expense included in net loss and the cost measured by the fair value method are presented in Note 12.

   The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Foreign currency translation

   The functional currency of Chordiant's sales offices located in Europe is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income as a separate component of stockholders' equity (deficit).

   All foreign-currency-denominated assets and liabilities are remeasured at the current exchange rates (spot rates) with any resulting transaction gains and losses recognized in current earnings. Chordiant also records gains and losses on foreign currency forward exchange contracts in current earnings based on the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the foreign currency forward exchange contract. To date, gains and losses on hedged foreign-currency denominated assets and liabilities have been offset by the gains and losses on the foreign currency forward exchange contracts. Other foreign currency transaction gains and losses were not significant during the periods presented.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


Income taxes

   Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Chordiant's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Reverse stock split

   In November 1999, Chordiant's Board of Directors approved a 1-for-2 reverse stock split of Chordiant's outstanding shares. The reverse stock split became effective on February 2000. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

Net loss per share

   Basic and diluted net loss per share is computed by dividing the net loss for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential common stock unless their effect is antidilutive. Potential common stock consist of the incremental number of common shares issuable upon conversion of Mandatorily Redeemable Convertible Preferred Stock (using the if-converted method), common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares issuable upon the assumed conversion of convertible debt (using the if-converted method) and common shares subject to repurchase by Chordiant.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
     Net loss................................... $(17,440) $(23,137) $(35,356)
                                                 --------  --------  --------
     Weighted average common shares.............    5,075     5,391    33,897
     Weighted average unvested Common shares
      subject to repurchase.....................       --       (64)     (207)
                                                 --------  --------  --------
     Denominator for basic and diluted
      calculation...............................    5,075     5,327    33,690
                                                 --------  --------  --------
     Net loss per share--basic and diluted...... $  (3.44) $  (4.34) $  (1.05)
                                                 ========  ========  ========

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


   The following table sets forth the weighted average potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998    1999    2000
                                                       ------- ------- -------
     Weighted average effect of antidilutive
      securities:
       Mandatorily Redeemable Convertible Preferred
        Stock.........................................  16,449  17,999   2,702
       Convertible debt...............................      --   1,479     241
       Employee stock options.........................   1,909   6,202   4,219
       Common shares subject to repurchase............      --      64     207
                                                       ------- ------- -------
                                                        18,358  25,744   7,369
                                                       ======= ======= =======

Segment information

   Effective January 1, 1998, Chordiant adopted the provisions of SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related Information." SFAS No.
131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, Chordiant has determined that it operates in only one operating segment.

   Foreign revenues are based on the country in which the customer is located.
The following is a summary of total net revenues by geographic area:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998    1999    2000
                                                       ------- ------- -------
     United Kingdom................................... $ 3,441 $ 3,973 $21,903
     United States....................................   2,729  10,974   7,912
     South Africa.....................................      --      --   1,739
     Germany..........................................      --      --   1,647
     Canada...........................................   1,724     642     364
     Netherlands......................................   4,500   1,653     123
     Other............................................      71     346       1
                                                       ------- ------- -------
                                                       $12,465 $17,588 $33,689
                                                       ======= ======= =======

   Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area:

                                                                   December 31,
                                                                   -------------
                                                                    1999   2000
                                                                   ------ ------
     United States................................................ $2,350 $4,427
     United Kingdom...............................................    230    591
     Other........................................................     --     32
                                                                   ------ ------
                                                                   $2,580 $5,050
                                                                   ====== ======

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


Comprehensive income

   Chordiant adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires companies to classify items of comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of comprehensive income (loss) separately in the stockholders' equity (deficit) section of the balance sheet. For the three years ended December 31, 2000, foreign currency translation adjustments included in comprehensive income (loss) were insignificant. There were no other items of comprehensive income (loss).

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. Chordiant will adopt SFAS No. 133 in its quarter ending March 31, 2001. Chordiant does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on Chordiant's financial position or results of operations.

NOTE 3--ACQUISITION:

   On July 19, 2000, Chordiant and White Spider entered into a stock purchase agreement (the "Agreement"). Under the terms of the Agreement, Chordiant issued 350 shares of Common Stock in exchange for the 4,728 shares of White Spider's Common Stock outstanding as of the date of the acquisition. In addition, employee options to purchase approximately 1,710 of White Spider's Common Stock were assumed by Chordiant and became options to purchase 127 shares of Chordiant's Common Stock. This transaction was accounted for as a purchase business combination in accordance with APB No. 16, "Business Combinations." Total consideration for the transaction, including direct acquisition cost, was estimated as follows:

     Shares of Chordiant Common Stock................................ $ 5,904
     Options to purchase Chordiant Common Stock......................   2,122
     Less: Intrinsic value of unvested option allocated to deferred stock-based compensation.......................................  (2,033)
     Direct acquisition cost.........................................     200
                                                                      -------
                                                                      $ 6,193
                                                                      =======

   The value of the options included in the purchase price was determined using the Black-Scholes option pricing model. In accordance with FIN 44, "Accounting for Certain Transactions Involving Stock

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)

Compensation--an interpretation of APB No. 25," stock options granted by Chordiant in exchange for options held by White Spider were considered part of the purchase price paid by Chordiant. However, to the extent that service was required subsequent to the date of the acquisition in order to vest in the replacement unvested options, the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to unearned compensation. The amount allocated to unearned compensation will be recognized as compensation expense over the remaining vesting period.

   In accordance with APB No. 16, the total consideration paid has been allocated to assets acquired, including tangible and intangible assets, and liabilities assumed based on their respective estimated fair values at the acquisition date. Fair values were based on management estimates and an independent appraisal of certain intangible assets. The total consideration was allocated as follows:

     Fair value of net tangible assets acquired and liabilities
      assumed......................................................... $   92
     In-process research and development..............................    734
     Workforce-in-place...............................................    198
     Goodwill.........................................................  5,169
                                                                       ------
                                                                       $6,193
                                                                       ======

   Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include borrowing, accounts payable and accrued expenses.

   The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon Chordiant's estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then was applied to the net cash flow for the product. A discount rate of 25% was applied to the projected cash flows of the in-process research and development to determine their net present value. As of the date of the acquisition, White Spider's in-process research and development efforts consisted of one project for which the estimated state of completion was 67%.

   The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated. The write-off was necessary because the acquired in-process technology has not yet reached technological feasibility and has no future alternatives uses. The product under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

   The value allocated to the assembled workforce is attributable to the workforce in place after the acquisition which eliminates the need to hire new replacement employees. The value was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting. Workforce in place is amortized on a straight-line basis over the estimated period of benefit, which is three years.

   The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Goodwill is amortized on a straight-line basis over the estimated period of benefit, which is three years.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


NOTE 4--PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT:

   Chordiant entered into a license and related service agreements with a customer who alleged a breach of the agreements between the parties. At December 31, 1999, the outstanding receivable balance from this customer was $1,700. On March 1, 2000, the parties agreed to terminate the existing agreements and the customer agreed to pay the outstanding receivable of $1,700. The parties also entered into a separate technology agreement whereby the customer transferred to Chordiant ownership of certain in process technology and intellectual property developed by the parties under the existing agreements. Chordiant intends to use this technology to add additional functionality to its core product as well as develop and market a credit and collections application for the financial services industry. Chordiant agreed to pay the customer $3,500 for the intellectual property rights to the technology. The customer retains an option to purchase a license to the credit and collections application when it is made commercially available by Chordiant. The customer has also agreed to assist Chordiant by providing certain consulting services in designing the application. The consideration paid to acquire the in-process technology of $3,500 was charged to expense as in-process research and development in the period the Company entered into the technology agreement. The write off was necessary because the in-process technology had not reached technological feasibility and had no alternative uses.

NOTE 5--BALANCE SHEET COMPONENTS:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
     Accounts receivable--third parties, net:
       Accounts receivable.................................... $ 7,957  $19,618
       Allowance for doubtful accounts........................    (724)    (195)
                                                               -------  -------
                                                               $ 7,233  $19,423
                                                               =======  =======
     Property and equipment, net:
       Computer hardware...................................... $ 3,907  $ 4,919
       Purchased internal-use software........................   1,082    1,537
       Furniture and equipment................................   1,036      745
       Leasehold improvements.................................     533    1,347
                                                               -------  -------
                                                                 6,558    8,548
     Accumulated depreciation and amortization................  (3,978)  (3,498)
                                                               -------  -------
                                                               $ 2,580  $ 5,050
                                                               =======  =======
     Accrued expenses:
       Accrued payroll and related expenses................... $ 1,753  $ 5,753
       Other accrued liabilities..............................     740    2,410
                                                               -------  -------
                                                               $ 2,493  $ 8,163
                                                               =======  =======

NOTE 6--SOFTWARE DEVELOPMENT AND LICENSE AGREEMENTS:

   During 1996, Chordiant entered into a Value-Added Reseller License and Services Agreement with Forte Software, Inc. ("Forte"). The Value-Added Reseller License and Services Agreement was subsequently updated in 1998 and amended in 1999 and 2000. Under this agreement, Chordiant may acquire full-use product licenses for assignment to one or more third-party end-users and pay Forte Software, Inc. the license fees due upon delivery of the product licenses. The amounts payable to Forte total 75% of the license fees charged to the end-user by Chordiant and are recognized as a cost of net revenues. Total expenses recorded for each of the three years ended December 31, 2000 represented $425, $263 and $873, respectively.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


NOTE 7--RELATED PARTY TRANSACTIONS:

   Chordiant previously entered into agreements with some holders of Chordiant's mandatorily redeemable convertible preferred stock. These agreements consist primarily of product licenses and related services. Revenues and related costs of revenues, together with deferred revenues and accounts receivable from these related parties, are separately disclosed in the financial statements.

NOTE 8--BORROWINGS:

Revolving line of credit

   In January 1999, Chordiant entered into an accounts receivable line of credit (the "1999 Line") for borrowings of up to $4,000. Chordiant's borrowings under the 1999 Line were limited to 80% of eligible accounts receivable, accrued interest at bank's prime rate plus 0.25% (8.5% at December 31, 1999) and matured in January 2002. Borrowings outstanding under the 1999 Line at December 31, 1999 were $2,376.

   In August 2000, Chordiant renegotiated the 1999 Line and entered into a new revolving line of credit (the "2000 Line") under which Chordiant could borrow up to $11,500 with interest at the bank's prime rate or LIBOR (1, 2, 3 or 6 months maturity) plus 0.25% (9.75% at December 31, 2000). Borrowings are payable on August 2001, and are secured by all assets of Chordiant. At December 31, 2000, there were no borrowings outstanding under the 2000 Line.

   Under the terms of the 1999 Line and the 2000 Line, Chordiant is required to comply with certain restrictive covenants, which include maintaining minimum amounts of solvency and liquidity. At December 31, 1999 and 2000, Chordiant was in compliance with these covenants.

Equipment loans

   At December 31, 1999, Chordiant maintained a credit facility with a bank consisting of four equipment loans (the "1999 Loans") in the aggregate amounts of $3,351. As of December 31, 1999, Chordiant had borrowed $910 under the 1999 Loans. The 1999 Loans accrued interest at the bank's prime rate plus 0.25% (8.5% at December 31, 1999). The 1999 Loans matured in June 2000, March 2000 and December 2000.

   During 2000, Chordiant extended two of the four equipment loans and entered into one additional equipment loan (the "2000 Loans") in the aggregate amounts of $3,343. As of December 31, 2000, Chordiant had borrowed $595 under the 2000 Loans. The 2000 Loans accrue interest at rates ranging from the bank's prime rate to the bank's prime rate plus 0.25% (9.5% to 9.75% at December 31, 2000).

   Under the term of the 1999 Loans and 2000 Loans, Chordiant is required to comply with certain restrictive covenants, which include maintaining minimum amounts of solvency and liquidity. At December 31, 1999 and 2000, Chordiant was in compliance with those covenants.

Convertible debt

   In April 1999, Chordiant raised $10,000 through a convertible debt financing arrangement (the "Arrangement"). In accordance with the terms of the Arrangement, the outstanding debt of $10,000 was converted into 2,000 shares of Chordiant's common stock upon consummation of Chordiant's initial public offering.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


NOTE 9--INCOME TAXES:

   The components of loss before taxes are as follows:

                                                          December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
     United States................................ $(17,307) $(15,150) $(18,464)
     Foreign......................................     (133)   (7,987)  (16,892)
                                                   --------  --------  --------
       Total...................................... $(17,440) $(23,137) $(35,356)
                                                   ========  ========  ========

   No provision for income taxes has been recorded for any period presented as Chordiant has incurred net operating losses for tax purposes. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

   Deferred tax assets and liabilities consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
     Net operating loss carryforwards....................... $ 17,700  $ 18,952
     Accrued expenses and provisions........................    3,700     1,107
     Tax credit carryforwards...............................    1,100     1,055
     Deferred revenue.......................................       --     9,686
     Depreciation and amortization..........................       --       (19)
     Gross deferred tax assets..............................   22,500    30,781
     Deferred tax valuation allowance.......................  (22,500)  (30,781)
                                                             --------  --------
       Net deferred tax assets.............................. $     --  $     --
                                                             ========  ========

   Chordiant provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits and the fact that the market in which Chordiant competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

   At December 31, 2000, the Company had approximately $51,922 and $22,242 of net operating loss carryforwards for federal and state purposes, respectively. These carryforwards are available to offset future taxable income and expire beginning in 2020 and 2006, respectively. At December 31, 2000, there is $635 of federal credits that fully expire in 2020. The state credits of $420 do not expire.

   Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the utilization of net operating losses include a cumulative stock ownership change of more than 50 over a three year period and other events. Chordiant has not yet determined whether or not operating loss benefits are impaired or limited.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


NOTE 10--COMMITMENTS AND CONTINGENCIES:

   Chordiant leases its facilities and some equipment under noncancelable operating leases which expire on various dates through 2004. Rent expense is recognized ratably over the lease term. Future minimum lease payments as of December 31, 2000 are as follows:

     Year Ending December 31,
       2001............................................................. $ 2,630
       2002.............................................................   2,243
       2003.............................................................   2,296
       2004.............................................................   1,681
       2005.............................................................     818
       Thereafter.......................................................   4,013
                                                                         -------
                                                                         $13,681
                                                                         =======

   Rent expense for the years ended December 31, 1998, 1999 and 2000 totaled $1,036, $1,438 and $1,774, respectively.

NOTE 11--COMMON STOCK:

   During 1998, 1999 and 2000, Chordiant repurchased 30, 26 and 86, respectively, shares of Common Stock at original issuance prices for a total repurchase price of $27, $41 and $77, respectively. The shares were retired upon repurchase.

NOTE 12--STOCK OPTION PLANS:

   In November 1999, the 1999 equity incentive plan (the "1999 Plan") was adopted by the Board of Directors and amends Chordiant's 1997 equity plan. The 1999 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 13,107 shares of Common Stock have been reserved for issuance under the 1999 Plan. The number of shares reserved under the plan will automatically increase at the end of each year by the greater of
(1) 5% of outstanding shares on that date and (2) the number of shares of common stock subject to stock awards made under the 1999 Plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors. The 1999 Plan is administered by the Board of Directors or a committee that this board delegated this power and provides generally that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by Chordiant at the initial exercise price. At December 31, 1999 and 2000, 161 and 158 shares were subject to repurchase, respectively.

   During 1997, the Company implemented the Bonus and Salary Conversion Plan (the "Bonus Plan"). The Bonus Plan provides a means by which selected employees may elect to forego cash bonuses in exchange for fully vested options to purchase shares of Chordiant's Common Stock. During the year ended December 31, 1998, 189 options were granted under the Bonus Plan with exercise prices ranging from $0.14 to $0.40 per

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)

share. No options were granted under the Bonus Plan in subsequent years. The shares subject to the Bonus Plan shall not exceed 750.

   The following table summarizes option activity under the Company's stock option plans:

                                            Year Ended December 31,
                                --------------------------------------------------
                                     1998             1999             2000
                                ---------------- ---------------- ----------------
                                        Weighted         Weighted         Weighted
                                        Average          Average          Average
                                        Exercise         Exercise         Exercise
                                Shares   Price   Shares   Price   Shares   Price
                                ------  -------- ------  -------- ------  --------
Outstanding at beginning of
 period.......................  2,218    $0.21   5,981    $0.60    7,774   $ 1.82
Granted.......................  4,436     0.74   3,393     3.66    4,360     8.35
Cancelled.....................   (437)    0.32    (887)    1.06     (826)   11.85
Exercised.....................   (236)    0.26    (713)    1.28   (2,581)    1.08


Outstanding at end of period..  5,981     0.60   7,774     1.82    8,727     5.00


Options exercisable at end of
 period.......................  1,284            2,672             2,687
Weighted average minimum
 value/fair value of options
 granted during the period....           $0.16            $0.79            $ 6.90

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                   Options Outstanding at December  Options Exercisable
                               31, 2000             at December 31, 2000
                   -------------------------------- --------------------
                                Weighted
                                 Average
                                Remaining  Weighted             Weighted
       Range of                Contractual Average              Average
       Exercise      Number       Life     Exercise   Number    Exercise
        Prices     Outstanding   (Years)    Price   Exercisable  Price
     ------------  ----------- ----------- -------- ----------- --------
     $0.07-0.10          56        4.1      $ 0.08        56     $ 0.08
     $0.14              306        7.4        0.14       204       0.14
     $0.30-0.40         130        6.7        0.30        75       0.30
     $0.64-0.90       1,768        7.5        0.66     1,289       0.66
     $1.20-1.50         357        7.8        1.29       171       1.29
     $2.72-4.03       2,180        8.7        3.72       634       3.73
     $5.13-7.10       2,679        9.7        6.29       182       6.29
     $7.69-11.31        480        9.4        8.93        65       8.82
     $11.88-16.63       223        9.6       12.60         7      13.04
     $18.00             548        9.1       18.00         4      18.00
                      -----                            -----
                      8,727                            2,687
                      =====                            =====

   During the years ended December 31, 1998, 1999 and 2000, Chordiant recorded unearned compensation expense of approximately $1,500, $11,274 and $4,076, respectively, related to the issuance of stock options. The amount recorded in the year ended December 31, 2000 included $2,033 associated with Chordiant's acquisition of White Spider described in Note 3. These expenses are being amortized over a period of four years from the date of issuance using the "multiple option" approach prescribed by FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Reward Plans." Amortization of unearned compensation expense related to these options of approximately $489, $2,660 and $6,256 was allocated among cost of net revenues, sales and marketing, research and development and general and administrative for all periods presented.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


   Had compensation cost for Chordiant's stock-based compensation awards been determined based on the minimum value at the grant dates as prescribed by SFAS No. 123, the Company's net loss would have been as follows:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
     Net loss:
       As reported............................... $(17,440) $(23,137) $(35,356)
       Pro forma................................. $(17,746) $(23,944) $(45,041)
     Basic and diluted net loss per share:
       As reported............................... $  (3.44) $  (4.34) $  (1.05)
       Pro forma................................. $  (3.50) $  (4.49) $  (1.34)

   Under SFAS No. 123, the minimum value of each option grant is estimated on the grant date using the following weighted average assumptions:

                                                                Year Ended
                                                               December 31,
                                                              -----------------
                                                              1998  1999  2000
                                                              ----  ----  -----
     Expected lives in years:
       Stock options......................................... 4.6   4.6     5.0
       Employee stock purchase plan.......................... 0.5   0.5     0.5
     Risk free interest rates:
       Stock options......................................... 6.2%  5.5%    6.1%
       Employee stock purchase plan.......................... 0.0%  0.0%    5.8%
     Volatility:
       Stock options......................................... 0.0%  0.0%  115.0%
       Employee stock purchase plan.......................... 0.0%  0.0%   65.0%
       Dividend yield........................................ 0.0%  0.0%    0.0%

   Because the determination of the fair value of all options granted after Chordiant became a public entity includes an expected volatility factor in addition to the other factors described in the table above and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported results for future years.

NOTE 13--EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

   Chordiant sponsors a 401(k) Savings Plan. Under the 401(k) Plan, employees may elect to contribute up to 15% of their pre-tax compensation. Chordiant's contributions to the 401(k) Plan totaled $99, $155 and $143 for the years ended December 31, 1998, 1999 and 2000, respectively.

Defined contribution plan

   Chordiant also sponsors a defined contribution pension plan for the employees of Chordiant's sales office in the United Kingdom. Under the pension plan, each employee of the United Kingdom sales office may elect to contribute 5% of their pre-tax compensation. Chordiant's contributions to the pension plan totaled $62, $123 and $312 for the years ended December 31, 1998, 1999 and 2000, respectively.

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


1999 Employee stock purchase plan

   In November 1999, the 1999 employee stock purchase plan (the "ESPP") was adopted by the Board of Directors and became effective on February 14, 2000, the date of Chordiant's initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of the Company's Common Stock on every February 15th and August 15th, for a total 24-month term. A new ESPP scheme commences each 6-month anniversary. An employee may participate in one ESPP scheme at any one time. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six month offering period or the specified purchase date. The amount that may be offered pursuant to this plan is 2,118 shares. In 2000, 118 shares were purchased under the ESPP at a weighted average price of $8.13.

1999 Non-employee director option plan

   In November 1999, the 1999 non-employee director option plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The non-employee director plan provides for the automatic grant of a nonstatutory option to purchase 25 shares of Common Stock to each new non-employee director who becomes a director after the date of Chordiant's initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 8 shares on the day after each of Chordiant's annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5 shares on the day after each of Chordiant's annual meetings of the stockholders. A total of 700 shares of Common Stock have been reserved for issuance under the director plan. The amount reserved under the plan will automatically increase each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the director plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors.

NOTE 14--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following is a summary of the unaudited quarterly results of operations for the periods shown:

                                             Year Ended December 31,
                         ----------------------------------------------------------------------
                                      1999                                2000
                         ----------------------------------  ----------------------------------
                          First   Second    Third   Fourth    First   Second    Third   Fourth
                         Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                         -------  -------  -------  -------  -------  -------  -------  -------
Net revenues............ $4,471   $3,721   $4,055   $5,341   $ 5,014  $7,396   $9,700   $11,579
Gross profit............  1,081      557      425       84       802   2,617    3,852     5,956
Net loss................  4,337    5,588    5,511    7,701    13,195   7,852    8,043     6,266
Net loss per share:
 basic and diluted...... $(0.88)  $(1.06)  $(1.02)  $(1.38)  $ (0.60) $(0.21)  $(0.22)  $ (0.17)

                            CHORDIANT SOFTWARE, INC.

                     (in thousands, except per share data)


NOTE 15--SUBSEQUENT EVENTS:

   On January 8, 2001, Chordiant entered into a merger agreement (the "Agreement") and Plan of Merger and Reorganization (the "Agreement") with Prime Response, Inc. ("Prime"). Pursuant to the Agreement, all issued and outstanding shares of Prime will be exchanged for 12,289 shares of Chordiant's common stock with a value of approximately $34,800. In addition, based on an exchange ratio of 0.60 shares of Chordiant common stock for every share of Prime, all of Prime's outstanding options and warrants will be converted into 1,367 and 1,307 shares of Chordiant's common stock, respectively. The fair value of the options and warrants of approximately $3,200 and $3,500, respectively, was determined using the Black-Scholes option pricing model and will be included as a component of the purchase price. The transaction will be accounted for as a purchase. The transaction has been approved by the Board of Directors of both Chordiant and Prime. The closing is subject to approval by Chordiant and Prime stockholders and certain other customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this item, insofar as it relates to directors and officers of Chordiant, will be contained under the captions "Directors and Executive Officers of the Registrant" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Chordiant's definitive proxy statement with respect to our 2001 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

   The Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS OF AND MANAGEMENT

   The Information required by this item will be contained in the Proxy Statement under the caption "Security Ownership by Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS OF CHORDIANT

   The Information required by this item will be contained in the Proxy Statement under the caption "Certain Relationships and Related Party Transactions," and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1. Index to Financial Statements

     Please see the accompanying Index to Financial Statements which appears on page 36 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 37 of this report are included in Item 8 above.

  2. Financial Statement Schedules

     Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement or notes thereto.

  3. Exhibits

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

    (b) Reports on Form 8-K

      (i) Chordiant filed a Current Report on March 10, 2000 reporting the resolution of a dispute between Chordiant and a client, Chase Manhattan Mortgage Corporation. Chase alleged a breach of the agreements between Chase and Chordiant. To resolve this dispute, the parties agreed to terminate the existing agreements between the parties and Chase agreed to pay Chordiant the $1.7 million receivables balance as of December 31, 1999 due under the agreements. The parties agreed to enter into a separate agreement whereby Chase transferred to Chordiant certain technology and intellectual property developed by the parties under the prior agreements. Chordiant agreed to pay Chase $3.5 million for the intellectual property rights to the technology.

      (ii) Chordiant filed a Current Report on Form 8-K on July 19, 2000 reporting the acquisition by Chordiant of White Spider Software, Inc., whereby Chordiant issued 476,515 shares of common stock in exchange for all outstanding shares of White Spider Software, Inc. and assumed stock options, for a total consideration paid by Chordiant of $6,000,000. As of the closing of the acquisition, White Spider Software became a wholly owned subsidiary of Chordiant.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on March 27, 2001.

                                          Chordiant Software, Inc.

                                             /s/ Samuel T. Spadafora
                                          By: _________________________________
                                             Samuel T. Spadafora
                                             Chairman and Chief Executive
                                             Officer

   Know All Persons by these Presents, that each person whose signature appears below constitutes and appoints Samuel T. Spadafora and Steven G. Vogel, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Samuel T. Spadafora         Chairman of the Board and       March 27, 2001
____________________________________ Chief Executive Officer
        Samuel T. Spadafora          (Principal Executive
                                     Officer)

       /s/ Steven G. Vogel           Chief Financial Officer,        March 27, 2001
____________________________________ Chief Accounting Officer and
          Steven G. Vogel            Secretary (Principal
                                     Financial and Accounting
                                     Officer)

                                     Director                        March   , 2001
____________________________________
          Oliver D. Curme

                                     Director                        March   , 2001
____________________________________
          Kathryn C. Gould

      /s/ Mitchell Kertzman          Director                        March 27, 2001
____________________________________
         Mitchell Kertzman

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Robert S. McKinney         Director                        March 27, 2001
____________________________________
         Robert S. McKinney

                                     Director                        March   , 2001
____________________________________
          William Raduchel

       /s/ Carol L. Realini          Director                        March 27, 2001
____________________________________
          Carol L. Realini

       /s/ David Springett           Director                        March 27, 2001
____________________________________
          David Springett

     /s/ Joseph F. Tumminaro         Director                        March 27, 2001
____________________________________
        Joseph F. Tumminaro

         /s/ Steven Kelly            Director                        March 27, 2001
____________________________________
            Steven Kelly

                               Index to Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Stock Purchase Agreement, dated July 19, 2000, between Chordiant
         Software, Inc., White Spider Software, Inc. and the Sellers (filed as
         Exhibit 99.1 with Chordiant's Current Report on Form 8-K (No. 000-
         29357) filed on August 3, 2000 and which Exhibit 99.1 is incorporated herein by reference).

   2.2   Agreement and Plan of Merger and Reorganization, dated as of January
         8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition
         Corp. and Prime Response, Inc. (included as Annex A to the joint proxy statement/prospectus filed with Amendment No. 1 to Chordiant's
         Registration Statement on Form S-4 (No. 333-54856) filed on February
         26, 2001 and which Annex A is incorporated herein by reference).

   3.1   Amended and Restated Certificate of Incorporation of Chordiant
         Software, Inc. (filed as Exhibit 3.3 with Chordiant's Registration
         Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 3.3 is incorporated herein by reference).

   3.2   Certificate of Amendment of the Amended and Restated Certificate of
         Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.4 with
         Amendment No. 2 to Chordiant's Registration Statement on Form S-1 (No.
         333-92187) filed on February 7, 2000 and which Exhibit 3.4 is incorporated herein by reference).

   3.3   Amended and Restated Bylaws of Chordiant Software, Inc. (filed as
         Exhibit 3.2 with Chordiant's Registration Statement on Form S-1 (No.
         333-92187) filed on December 6, 1999 and which Exhibit 3.2 is incorporated herein by reference).

   4.1   Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment
         No. 2 to Chordiant's Registration Statement on Form S-1 (No. 333-
         92187) filed on February 7, 2000 and which Exhibit 4.2 is incorporated herein by reference).

   4.2   Amended and Restated Registration Rights Agreement, dated as of
         September 28, 1999 (filed as Exhibit 4.3 with Chordiant's Registration
         Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 4.3 is incorporated herein by reference).

   4.3 Subordinated Registration Rights Agreement, dated July 19, 2000, by and among Chordiant Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 4.3 with Chordiant's
         Registration Statement on Form S-4 (No. 333-54856) filed on February
         2, 2001 and which Exhibit 4.3 is incorporated herein by reference).

  10.1* 1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant's Registration Statement on Form S-1
         (No. 333-92187) filed on December 6, 1999 and which Exhibit 10.2 is incorporated herein by reference).

  10.2*  1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with
         Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 10.3 is incorporated herein by reference).

  10.3*  1999 Non-Employee Directors' Plan and Form of Stock Option Agreement
         (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant's
         Registration Statement on Form S-1 (No. 333-92187) filed on January
         19, 2000 and which Exhibit 10.4 is incorporated herein by reference).

  10.4*  2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with
         Chordiant's S-8 Registration Statement (No. 333-42844) filed on August
         2, 2000 and which Exhibit 99.2 is incorporated herein by reference).

  10.5*  White Spider Software, Inc. 2000 Stock Incentive Plan (filed as
         Exhibit 99.1 with Chordiant's Current Report on Form S-8 (No. 333-
         49032) filed on October 31, 2000 and which Exhibit 99.1 is incorporated herein by reference).

 Exhibit
 Number                                Description
 -------                               -----------
 10.6*   Form of Notice of the White Spider Software, Inc. 2000 Stock Incentive
         Plan (filed as Exhibit 99.2 with Chordiant's Current Report on Form S-
         8 (No. 333-49032) filed on October 31, 2000 and which Exhibit 99.2 is incorporated herein by reference).

 10.7    Cupertino City Center Net Office Lease by and between Cupertino City
         Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee, dated June 19, 1998 (filed as Exhibit 10.5 with Amendment No. 1 to
         Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and which Exhibit 10.5 is incorporated herein by reference).

 10.8+   Forte Software, Inc. Value-Added Reseller (VAR) License and Services
         Agreement, dated October 30, 1998 (filed as Exhibit 10.6 with
         Amendment No. 4 to Chordiant's Registration Statement on Form S-1 (No.
         333-92187) filed on February 14, 2000 and incorporated herein by reference).

 10.9    Software License Agreement, dated July 11, 1998, between Electronic
         Data Systems Corporation and Chordiant Software, Inc. (filed as
         Exhibit 10.7 with Amendment No. 4 to Chordiant's Registration
         Statement on Form S-1 (No. 333-92187) filed on February 14, 2000 and which Exhibit 10.7 is incorporated herein by reference).

 10.10*  Employment Letter Agreement of Samuel T. Spadafora, dated April 24,
         1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel
         T. Spadafora (filed as Exhibit 10.8 with Amendment No. 1 to
         Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and which Exhibit 10.8 is incorporated herein by reference).

 10.11*  Employment Letter Agreement of Stephen Kelly, effective as of January
         5, 2001, by Chordiant Software, Inc. and agreed to and accepted by Stephen Kelly (filed as Exhibit 10.11 with Chordiant's Registration
         Statement on Form S-4 (No. 333-54856) filed on February 2, 2001 and which Exhibit 10.11 incorporated herein by reference).

 10.12*  Form of Promissory Note executed by each of Samuel T. Spadafora,
         Steven Springsteel and Donald J. Morrison in favor of Chordiant
         Software, Inc. (filed as Exhibit 10.11 with Amendment No. 1 to
         Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and which Exhibit 10.11 is incorporated herein by reference).

 10.13* Form of Stock Pledge Agreement between Chordiant Software, Inc. and each of Samuel T. Spadafora, Steven Springsteel and Donald J. Morrison
         (filed as Exhibit 10.12 with Amendment No. 1 to Chordiant's
         Registration Statement on Form S-1 (No. 333-92187) filed on January
         19, 2000 and which Exhibit 10.12 is incorporated herein by reference).

 21.1    Subsidiaries of Chordiant.

 23.1    Consent of Independent Accountants.

 24.1    Power of Attorney (set forth on signature page).

--------
* Management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.