Form 10-Q
period 2001-03-31
CHORDIANT SOFTWARE INC
filed 2001-05-15
CIK 1042134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of May 7, 2001 was 50,720,857.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

                                                      March 31,   December 31,
                                                         2001         2000
            (unaudited)
                                   ------------  ------------
Assets
Current Assets:
  Cash and cash equivalents........................     $49,200       $41,465
  Short-term investments...........................      29,454        26,203
  Accounts receivable--non-related parties, net....      22,029        19,423
  Accounts receivable--related parties.............       1,622         1,057
  Other current assets.............................       8,541         7,149
                                                    ------------  ------------
     Total current assets..........................     110,846        95,297
Property and equipment, net........................       8,860         5,050
Intangible assets, net.............................      27,504         4,585
Other assets.......................................       3,294         2,516
                                                    ------------  ------------
                                                       $150,504      $107,448
                                                    ============  ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Borrowings.......................................        $485           $595
  Accounts payable, net............................       6,948          5,081
  Accrued expenses.................................      16,447          8,163
  Deferred revenue--non-related parties, net.......      20,907         17,441
  Deferred revenue--related parties, net...........       3,353          3,488
                                                    ------------  ------------
     Total current liabilities.....................      48,140         34,768
Deferred revenue--non-related parties, net.........       6,708          8,013
Deferred revenue--related parties, net.............          --          1,103
Other liabilities..................................         809            244
                                                    ------------  ------------
     Total liabilities.............................      55,657         44,128
                                                    ------------  ------------
Stockholders' Equity:
  Common stock.....................................          53            41
  Additional paid-in capital.......................     210,987       170,386
  Note receivable from stockholder.................      (1,895)       (1,799)
  Unearned compensation............................      (6,262)       (7,290)
  Accumulated deficit..............................    (107,612)      (97,920)
  Accumulated other comprehensive loss.............        (424)          (98)
                                                    ------------  ------------
     Total stockholders' equity....................      94,847        63,320
                                                    ------------  ------------
                                                       $150,504      $107,448
                                                    ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

                                           Three Months Ended
                                                March 31,
                                       -------------------------
                                             2001         2000
                                       ------------ ------------
Net revenues:
 License--non-related parties..........................      $5,890       $1,873
 License--related parties..............................         896          264
 Service--non-related parties..........................       5,033        1,771
 Service--related parties..............................       1,228        1,106
                                       ------------ ------------
     Total net revenues................................      13,047        5,014

Cost of net revenues:
 License--non-related parties..........................         401          120
 License--related parties..............................          36           39
 Service--non-related parties..........................       4,616        2,745
 Service--related parties..............................         333          512
 Non-cash compensation expense.........................         242          644
                                       ------------ ------------
     Total cost of net revenues........................       5,628        4,060
                                       ------------ ------------
Gross profit...........................................       7,419          954
                                       ------------ ------------
Operating expenses:
 Sales and marketing:
     Non-cash compensation expense.....................         408          944
     Other sales and marketing.........................       8,352        4,772
 Research and development:
     Non-cash compensation expense.....................         217          655
     Integration related expenses......................         158           --
     Other research and development....................       4,454        3,309
     Purchased in-process research and development.....       1,486        3,500
 General and administrative:
     Non-cash compensation expense.....................          93          208
     Integration related expenses......................         774           --
     Other general and administrative..................       1,904        1,053
 Amortization of intangible assets.....................         540           --
                                       ------------ ------------
     Total operating expenses..........................      18,386        14,441
                                       ------------ ------------
Loss from operations...................................     (10,967)     (13,487)
Interest expense.......................................         (15)        (189)
Other income (expense), net............................       1,289          481
                                       ------------ ------------
Net loss...............................................     ($9,693)    ($13,195)
                                       ============ ============
Net loss per share:
 Basic and diluted.....................................      ($0.25)      ($0.60)
                                       ============ ============
 Weighted average shares...............................      38,860       21,972
                                       ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                         2001        2000
                                                    -----------  -----------
Cash flows from operating activities:
 Net loss........................................     ($9,693)     ($13,195)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................         602           331
  Purchased in-process research and development..       1,486            --
  Amortization of intangibles....................         540            --
  Stock-based compensation.......................         960         2,451
  Provision for doubtful accounts................          --           156
  Changes in assets and liabilities:
   Accounts receivable--non-related parties......        4,772        5,213
   Accounts receivable--related parties..........         (565)      (3,313)
   Other current assets..........................        1,088         (518)
   Other assets..................................          480            9
   Accounts payable--non-related parties.........       (2,796)         (44)
   Accounts payable--related parties.............           --          100
   Accrued expenses..............................          854          763
   Deferred revenue..............................       (2,215)         559
   Other liabilities.............................          565           (5)
                                                    -----------  -----------
     Net cash used in operating activities.......       (3,922)      (7,493)
                                                    -----------  -----------
Cash flows from investing activities:
 Purchases of property and equipment.............         (635)        (550)
 Cash acquired in the acquisition of Prime
 Response, net of cash used......................       13,431           --
 Purchases of short-term investments.............       (1,413)          --
                                                    -----------  -----------
     Net cash provided by (used in) investing
     activities..................................       11,383        (550)
                                                    -----------  -----------
Cash flows from financing activities:
 Proceeds from Common Stock issuance.............           --       80,411
 Exercise of stock options.......................           48          523
 Proceeds from ESPP..............................          730           --
 Repayment of borrowings.........................         (178)      (1,719)
                                                    -----------  -----------
     Net cash provided by financing activities...          600       79,215
                                                    -----------  -----------
Effect of exchange rate changes on cash and
 cash equivalents................................         (326)          --
                                                    -----------  -----------
Net (decrease) increase in cash and cash
 equivalents.....................................        7,735       71,172
Cash and cash equivalents at beginning of
 period..........................................       41,465        6,719
                                                    -----------  -----------
Cash and cash equivalents at end of period.......      $49,200     $77,891
                                                    ===========  ===========
Supplemental cash flow information:
 Cash paid for interest..........................          $12          $76
                                                    ===========  ===========
 Cash paid for income taxes......................          $18           --
                                                    ===========  ===========
Supplemental non-cash activities:
 Common Stock issued for stockholder notes.......          $96       $1,456
                                                    ===========  ===========
 Issuance of Common Stock upon conversion of
 debt............................................           --      $10,000
                                                    ===========  ===========
 Issuance of Common Stock upon conversion of
 Preferred Stock.................................           --      $51,609
                                                    ===========  ===========
 Issuance of Common Stock in connection with
 the Prime Response acquisition..................      $33,745           --
                                                    ===========  ===========
 Issuance of Options in connection with
 the Prime Response acquisition..................       $3,241           --
                                                    ===========  ===========
 Issuance of Warrants in connection with
 the Prime Response acquisition..................       $2,819           --
                                                    ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

Chordiant Software, Inc. ("Chordiant") was incorporated in California in March 1991 and reincorporated in Delaware in October 1997. Chordiant provides a customer relationship management (CRM) software infrastructure solution for customer relationship marketing, service, sales, knowledge management and real-time transactions across multiple communication channels. Chordiant believes its enterprise-class Intelligent Customer Interaction Management ("ICIM") Platform preserves existing system investments, business model and processes which enable companies, who depend upon and value their customer relationships, to bolster customer retention and build long-term, profitable relationships with their customers. Chordiant's primary target markets includes companies with demanding customer relationships involving a large number of individual customers with complex customer relationships that require high levels of personalized services. Chordiant's customers include global companies in the financial services, telecommunications, retail and integrated travel services industries. Chordiant products are developed specifically for companies serving millions of individual customers.  Chordiant helps these companies to transform their enterprise business operation into customer-centric processes and policies to proactively serve each individual customer across all touchpoints, intelligently and consistently, every time.  By focusing on every interaction with an individual customer as an opportunity to win business, Chordiant customers truly leverage their technology infrastructure to build customer relationships and drive their success.

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Chordiant and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with Chordiant's audited consolidated financial statements and  notes as included in Chordiant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 27, 2001.

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

Chordiant's short-term investments consist of debt securities with maturities greater than three months at the date of purchase. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, Chordiant's investments are carried at fair value as of the balance sheet date. Unrealized gains and losses are reported net of related taxes as a separate component of stockholder's equity. Additionally, the cost of securities sold is based upon the specific identification method. At March 31, 2001, amortized cost approximated fair value and unrealized gains and losses were insignificant.

The portfolio of short-term investments (including cash and cash equivalents) consisted of the following (in thousands):

                                                         March 31,   December 31,
                                                           2001          2000
                                                     (unaudited)
                                                     ----------   ------------
Cash...............................................  $13,771   $15,671
Certificate of deposit funds.......................      533      --
Money market and money funds.......................    6,260      222
Commercial paper...................................   22,820  22,975
U.S. Corporate bonds...............................      629     637
U.S. Corporate notes...............................    3,350   3,249
Municipal bonds....................................   26,963  22,093
U.S. Government bonds and notes....................    4,328   2,821
       ----------  -------------
        $78,654        $67,668
       ==========  =============

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

Chordiant enters into foreign currency forward exchange contracts to hedge against exposure to changes in foreign currency exchange rates of underlying assets and liabilities, primarily certain receivables that are denominated in British pounds. The estimated fair value of foreign currency forward exchange contracts represents the difference in value of the contracts at the spot rate and the forward rate and is based primarily on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. The following unaudited table below provides information about Chordiant's foreign currency forward exchange contracts and corresponding fair value at March 31, 2001.

                                              Weighted         Contract
                                               Average          Amount in
                         Contract Amount    Contract Rate     U.S. Dollars  Fair Value
                         ---------------    -------------     ------------ -------------
                         (In thousands)                       (In thousands) (In thousands)
Foreign currency to be
sold under contract:
  British pounds         (Pounds)6,000          1.4624  $8,774      $66

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

Intangible assets

Intangible assets resulting from the acquisition of White Spider Software, Inc. ("White Spider") and Prime Response, Inc. ("Prime Reponse") were determined by management to be primarily associated with goodwill,  workforce in place, purchased technology and in-process technology. Goodwill and workforce in place are amortized on a straight-line basis over their estimated period of benefit, which is three years. The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated (see Note 3).

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

On contracts that do not involve significant implementation or customization essential to the functionality of Chordiant's product, license fees are recognized when there is persuasive evidence of an arrangement for a fixed and determinable fee that is probable of collection and when delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, Chordiant recognizes revenue for services and post- contract customer support based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates Chordiant charges for services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, Chordiant accounts for the delivered elements, principally the license portion, based upon the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

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

Concentrations of credit risk

Financial instruments that potentially subject Chordiant to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, Chordiant has invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. Chordiant deposits cash, cash equivalents and short-term investments with financial institutions that management believes are credit worthy. Chordiant's accounts receivable are derived from revenues earned from customers located in the Americas, Europe, and the Rest of the World ("ROW"). Chordiant performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Chordiant maintains reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers, of which Company A is a related party, in excess of 10% of total net revenues:

                                                          Three Months Ended
                                                               March 31,
                                                           (unaudited)
                                                     ------------------------
                                                          2001         2000
                                                     -----------  -----------
Company A..........................................    16%   --
Company B..........................................    30%   --
Company C..........................................    25%   --
Company D..........................................    --   50%
Company E..........................................    --   15%

At March 31, 2001, Companies B and F accounted for 41% and 11%, respectively, of accounts receivable.  At December 31, 2000, Company B accounted for 64% of accounts receivable.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except share and share data):

                                        Three Months Ended
                                            March 31,
                                           (unaudited)
                                    -------------------------
                                        2001         2000
                                    ------------  ------------
Net loss available to common
  stockholders.....................     ($9,693)    ($13,195)
                                    ------------  ------------
Weighted average common stock
  outstanding......................  39,044,044    22,577,170
Weighted average common stock
  subject to repurchase............    (183,875)     (604,864)
                                    ------------  ------------
Denominator for basic and
  diluted calculation..............  38,860,169    21,972,306
                                    ------------  ------------
Net loss per share - basic
  and diluted......................      ($0.25)      ($0.60)
                                    ============  ============

The following table sets forth the weighted average potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands, except share data):

                                        Three Months Ended
                                            March 31,
                                           (unaudited)
                                    -------------------------
                                        2001         2000
                                    ------------ ------------
Weighted average effect of anti-
dilutive securities
Warrants outstanding.................    58,981           --
Mandatorily Redeemable Convertible
Preferred Stock......................        --   11,455,121
Convertible debt.....................        --    1,022,222
Employee stock options............... 6,656,891    4,767,888
Common shares subject to repurchase..   183,875      604,864
                                    ------------ ------------
                                      6,899,747   17,850,095
                                    ============ ============

Segment information

Effective January 1, 1998, Chordiant adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services and geographic areas and major customers.

License revenues consist of licenses of Chordiant's ICIM platform of infrastructure software and the Marketing Director Suite of software resulting from the acquisition of Prime Response.  ICIM license revenues for the three months ended March 31, 2001 increased to approximately $4.6 million from $2.1 million, or approximately 119%, for the three months ended March 31, 2000. License revenues derived from the Marketing Director Suite were approximately $2.2 million of total net license revenues, for the three months ended March 31, 2001.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Service revenues for the ICIM platform increased to $6.2 million for the three months ended March 31,2001 from $2.9 million, or approximately 114%, for the three months ended March 31, 2000. Service revenues related to the Marketing Director suite were approximately $53,000, for the three months ended March 31, 2001.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

                                       Three Months Ended
                                           March 31,
                                          (unaudited)
                                    ------------------------
                                        2001        2000
                                    ------------ -----------
Americas...........................       $1,763      $1,695
Europe (principally U.K.)..........       11,282       3,319
ROW................................            2          --
                                    ------------ -----------
                                         $13,047      $5,014
                                    ============ ===========

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

                                      March 31,  December 31,
                                        2001          2000
                                    (unaudited)
                                    ------------ -----------
Americas...........................      $6,417      $4,427
Europe (principally U.K.)..........       2,407    623
ROW................................          36          --
                                    ------------ -----------
                        $8,860      $5,050
                                    ============ ===========

Accounting Pronouncement

Effective January 1, 2001 Chordiant adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on Chordiant's financial position or results of operations.

NOTE 3 - ACQUISITIONS

During 2000 and 2001, Chordiant completed two acquisitions. These acquisitions have been accounted for using the purchase method of accounting and were as follows (in thousands, except share data):

- On March 27, 2001, we acquired Prime Response, an integrated marketing software solutions company headquartered in Boston, MA.

- On July 19, 2000, we acquired White Spider, a provider of software consulting services and a developer of a knowledge management software product headquartered in Manchester, NH.

The results of each of these acquisitions have been included in the Chordiant's operating results from the date of acquisition.

                                      Prime Response      White Spider
                                    ------------------  ----------------
Acquisition Date....................  March 27, 2001  July 19, 2000
Shares issued.......................      11,919              350
Options issued......................       1,367              127
Warrants issued.....................       1,050               --
Purchase Price
Value of shares issued..............     $33,745           $5,904
Value of warrants issued............       2,819               --
Value of options issued.............       3,241            2,122
Less: Intrinsic value of unvested
options allocated to deferred stock
based compensation (1)..............          --           (2,033)
Direct acquisition cost.............       6,706              200
                                        ----------       ----------
Total purchase price................     $46,511           $6,193
                                 ==========       ==========

(1) The value of the options included in the purchase price was determined using the Black-Scholes option pricing model. In accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB 25," unvested stock options granted by Chordiant in exchange for options held by Prime Response and White Spider were considered part of the purchase price paid by Chordiant. However, to the extent that services were required subsequent to the date of the acquisition in order to vest in the replacement unvested options the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to unearned compensation. The amount allocated to unearned compensation will be recognized as compensation expense over the remaining future vesting period.

The total purchase price is subject to adjustments based upon management's finalization of its integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. The total purchase price for each acquisition has been allocated as follows (in thousands):

ACQUIRED COMPANY                      Prime Response       White Spider
                                    ------------------   ----------------
Fair value of assets acquired
and liabilities assumed (net).......     $21,566                $92
In-process research and development.       1,486                734
Purchased technology................       4,515                 --
Workforce in place..................       2,740                198
Tradenames..........................         982                 --
Goodwill............................      15,222              5,169
                                        ----------          ----------
Total purchase price................     $46,511             $6,193
                                        ==========          ==========

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon Chordiant's estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then was applied to the net cash flow for the product. Discount rates of 35% and 25% were applied to the projected cash flows of the in-process research and development to determine their net present value for Prime Response and White Spider, respectively. As of the date of the acquisition, Prime Response's in-process research and development efforts consisted of three projects for which the estimated states of completion were approximately 47%, 21% and 79%. White Spider's in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 67%.

The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated. The write-off was necessary because the acquired in-process technology has not yet reached technological feasibility, and in management's opinion, has no future alternative uses. The product under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

The value allocated to the assembled workforce is attributable to the workforce in place after the acquisitions which eliminates the need to hire new replacement employees. The value was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting. Workforce in place is amortized on a straight-line basis over the estimated period of benefit, which is three years.

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Goodwill is amortized on a straight-line basis over the estimated period of benefit, which is three years.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended March 31, 2000 and March 31, 2001, as if the acquisition of Prime Response and White Spider had occurred on January 1, 2000, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2000, and may not be indicative of future operating results (in thousands, except per share data):

PROFORMA

                                       Three Months Ended
                                           March 31,
                                    ------------------------
                                        2001        2000
                                    ------------ -----------
Net revenues.......................     $16,865     $12,549
Net loss...........................     (24,043)    (61,813)
Net loss per share
 Basic and diluted..........       (0.47)      (1.81)
 Weighted average shares....      51,449      34,241
                                    ------------ -----------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this quarterly report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Chordiant's future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Chordiant's or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These and many other factors could affect the future financial and operating results of Chordiant. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Service revenues as a percentage of total revenues were 48% and 58% for the three months ended March 31, 2001 and 2000, respectively. To help ensure the success of early product deployments by customers, in early 1998 Chordiant began establishing a significant service organization. The organization assists customers, and third parties such as system integrators, in the design and implementation of Chordiant's products. Since service revenues have a lower gross margin than license revenues, this service activity resulted in reduced overall gross margins. Since the fourth quarter of 1998, Chordiant engaged third parties to provide services to customers, who then billed Chordiant for their services. As a result of using third party resources, revenues from these contracts generated small gross margins. As a result of expansion of its service organization and use of system integrators that bill its customers directly for services, Chordiant believes that its use of third party service providers will decline substantially in future periods. Chordiant expects that service revenue will continue to represent over 40% of total revenues.

Chordiant sells its products through its direct sales force, and augments its sales efforts through relationships with system integrators, application service providers and technology vendors.

For the three months ended March 31, 2001 and 2000, international revenues were $11.3 million and $3.3 million or approximately 87%, and 66% of Chordiant's total net revenues, respectively. Chordiant believes international revenues will continue to represent a significant portion of its total revenues in future periods.

A small number of customers account for a significant portion of Chordiant's total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on its revenues. For the three months ended March 31, 2001, revenues from company B, company A and company C accounted for approximately 30%, 25% and 16% of its total net revenues, respectively. For the three months ended March 31, 2000, revenues from company's D and E accounted for 50% and 15% of its total net revenues, respectively. Chordiant expects that revenues from a small number of customers will continue to account for a majority of its total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Since its inception, Chordiant has incurred substantial research and development costs and has invested heavily in the expansion of its product development, sales, marketing and professional services organizations in order to build an infrastructure to support its long-term growth strategy. The number of Chordiant's fulltime employees increased from 250 at December 31, 2000 to 434 at March 31, 2001, representing increases of approximately 74%. The major increase was due to the assumption of employees from the Prime Response acquistion.  Chordiant anticipates that its operating expenses will continue to increase as it expands its product development, sales and marketing and professional services organization. Chordiant expects to incur net losses in the future.

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

Results of Operations

The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

                                             Three Months Ended
                                                 March 31,
                                             (Unaudited)
                                      -------------------------
                                           2001        2000
                                       ------------ ------------
Net revenues:
 License--non-related parties..........................          45%         37%
 License--related parties..............................           7            5
 Service--non-related parties..........................          38           35
 Service--related parties..............................          10           23
                                       ------------ ------------
     Total net revenues................................         100          100
                                       ------------ ------------
Cost of net revenues:
 License--non-related parties..........................           3            2
 License--related parties..............................          --            1
 Service--non-related parties..........................          35           55
 Service--related parties..............................           3           10
 Non-cash compensation expense.........................           2           13
                                       ------------ ------------
     Total cost of net revenues........................          43           81
                                       ------------ ------------
Gross profit...........................................          57           19
                                   ------------ ------------
Operating expenses:
 Sales and marketing:
     Non-cash compensation expense.....................           3           19
     Other sales and marketing.........................          64           95
 Research and development:
     Non-cash compensation expense.....................           2           13
     Other research and development....................          35           66
     Integration related expense.......................           1           --
     Purchased in-process research and development.....          11           70
 General and administrative:
     Non-cash compensation expense.....................           1            4
     Other general and administrative..................          15           21
     Integration related expense.......................           6           --
 Amortization of intangible assets.....................           4           --
                                       ------------ ------------
     Total operating expenses..........................         142          288
                                       ------------ ------------
Loss from operations...................................         (85)        (269)
Interest expense.......................................          --           (4)
Other income (expense), net............................          10           10
                                       ------------ ------------
Net loss...............................................         (75)%       (263)%
                                       ============ ============

Net Revenues

License. License revenues consist of licenses of Chordiant's e-business suite of infrastructure software and a suite of marketing software resulting from the acquisition of Prime Response.  License revenues increased to $6.8 million for the three months ended March 31, 2001 from $2.1 million for the three months ended March 31, 2000, or approximately 224%. License revenues derived from the ICIM platform and Marketing Director Suite were approximately $4.6 million and $2.2 million, respectively, or approximately 68% and 32%, respectively, of total net license revenues, for the three months ended March 31, 2001. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size. Chordiant's average transaction size has increased due to an increased number of users per deployment.

Service. Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Service revenues increased to $6.3 million for the three months ended March 31,2001 from $2.9 million, or approximately 117%, for the three months ended March 31, 2000. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues consists primarily of royalty payments to third parties, primarily Forte Software, for technology incorporated into Chordiant's products. Cost of net license revenues increased to $437,000 for the three months ended March 31, 2001 from $159,000, or approximately 175%, for the three months ended March 31, 2000. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues, before the effect of non-cash compensation expense, increased to $4.9 million for the three months ended March 31, 2001 from $3.3 million, or approximately 49%, for the three months ended March 31, 2000. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. Chordiant expects that the cost of net service revenues will continue to increase in dollar amounts as it continues to expand its professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses, before the effect of non-cash compensation expense, increased to $8.4 million for the three months ended March 31, 2001 from $4.8 million or approximately 75%, for the three months ended March 31, 2000. The increase in these expenses for the three months ended March 31, 2001 compared to the same time period in 2000 was attributable to increases of $2.7 million in personnel expenses, $464,000 in allocated depreciation and overhead costs, and $412,000 in marketing and advertising costs. Chordiant expects that sales and marketing expenses will continue to increase in dollar amounts as it continues to expand its sales and marketing efforts through the establishment of additional domestic and international sales offices and increased promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of Chordiant's products, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement its internal development team. Due to the relatively short time between the date Chordiant's products achieve technological feasibility and the date its products become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses before the effect of non-cash compensation expense, one-time integration expenses and purchased in-process research development increased to $4.6 million for the three months ended March  31, 2001 from $3.3 million, or approximately 39%, for the three months ended March 31, 2000. The increase was mainly due to an increase of $537,000 in personnel related expenses and $593,000 in allocated depreciation and overhead costs. In March 2001, Chordiant recorded restructuring-related charges of $158,000. These charges primarily relate to severance and other benefits for impacted employees. Chordiant is still in the process of assessing and formalizing its integration plans. Chordiant anticipates that it will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. The product under development may not achieve commercial viability. Accordingly, the amount of acquired in-process research and development of $1.5 million attributable to the acquisition of Prime Response was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

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

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses, before the effect of non-cash compensation expense and a one-time charge for office closings, increased to $1.9 million for the three months ended March 31, 2001 from  $1.1 million, or 73%, for the three months ended March 31, 2000.  In March 2001, Chordiant recorded restructuring-related charges of $774,000. These charges primarily relate to the termination and/or sublease of its excess facilities. Chordiant is still in the process of assessing and formalizing its integration plans. The increase in these expenses was mainly attributable $490,000 in personnel related expenses and $319,000 in professional service fees due to an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. Chordiant believes that its general and administrative expenses will continue to increase in dollar amounts as a result of its growing operations.

Non-cash compensation expense. Amortization of stock-based compensation is allocated as non-cash compensation expense to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense and includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, Chordiant recorded aggregate unearned stock-based compensation expenses of $960,000 for the three months ended March 31, 2001 and $2.5 million for the three months ended March 31, 2000.

Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2001 was $540,000 of which $453,000 is attributable to Chordiant's acquisition of White Spider during 2000. The remaining balance of $87,000 is a related to the acquisition of Prime Response in March 2001.  Associated to the acquisition of Prime Response, Chordiant recorded intangibles in the amount of $23.5 million of which $15.2 million was attributed to goodwill. Intangible assets for the Prime Response acquisition are being amortized over a period of three years.

Interest and Other Income (Expense), and Interest Expense

Interest and other income, net, and interest expense consists primarily of interest income generated from Chordiant's cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $15,000 for the three months ended March 31, 2001 from $189,000 for the three months ended March 31, 2000. The decrease is due primarily to repayment of borrowings. Interest and other income, net increased to $1.3 million for the three months ended March 31, 2001 from $481,000 for the three months ended March 31, 2000. The increase in interest and other income is primarily attributable to the effect of currency translation gains and losses on foreign subsidiaries and increased interest income earned on cash equivalents and short-term investments.

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

Liquidity and Capital Resources

During the three months ended March 31, 2001, net cash used to fund operating activities was $3,922 million. Net cash provided by investing activities was $11,383, was primarily related to the acquisition of Prime Response. Our cash and cash equivalents increased by approximately $7,735.

On August 2, 2000, Chordiant committed to new terms and conditions for a new line of credit composed of two elements, an accounts receivable line and an equipment line.

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $11.5 million. At Chordiant's option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate or the LIBOR Option (1,2,3 or 6 month maturity) plus 2.50 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There was no borrowing outstanding at March 31, 2001 under the line of credit.

Borrowings under Chordiant's $3.4 million equipment line bear interest at the lending bank's prime rate. Borrowings outstanding under the equipment line were $485,000 at March 31, 2001.

Chordiant's assets secure borrowings under both lines of credit. The lines of credit require Chordiant to maintain a minimum quick ratio of 2.50 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants.

Chordiant expects to continue to experience growth in its operating expenses. Chordiant anticipates that operating expenses and planned capital expenditures will continue to be a material use of its cash resources. Chordiant's restructuring costs associated with the Prime Response acquisition will be financed through existing cash resources and most likely will not have a significant impact on the Company's financial position and results of operations.  In addition, Chordiant may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. Chordiant believes that available cash and cash equivalents and the net proceeds from the sale of equity securities this year will be sufficient to meet its working capital and operating expense requirements for at least the next 12 months. After that period, Chordiant may require additional funds to support its working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

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

Chordiant incurred net losses of $9.7 million for the three months ended March 31, 2001. As of March 31, 2001, Chordiant had an accumulated deficit of $107.6 million. Chordiant expects to continue to incur losses on both a quarterly and annual basis at least through 2001. Moreover, Chordiant expects to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally, and, as a result, Chordiant will need to generate significant revenues to achieve and maintain profitability. Chordiant cannot be certain that Chordiant can sustain this growth or that it will generate sufficient revenues to achieve profitability.

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

If a customer is not able to customize or deploy Chordiant's products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against Chordiant. Chordiant has, in the past, had disputes with customers concerning product performance. One dispute, from a 1995 consulting agreement, resulted in a settlement following contractually-required mediation. One, from a 1997 product license, resulted in a settlement following litigation. One, from a product license and related service agreements, was resolved in February, 2000.

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

Chordiant derives a significant portion of its software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended March 31, 2001, revenues from company B, company A and company C accounted for approximately 30%, 25% and 16% of its total net revenues, respectively. For the three months ended March 31, 2000, revenues from company's D and E accounted for 50% and 15% of its total net revenues, respectively.  Chordiant expects that a limited number of customers will continue to account for a substantial portion of the company's revenues. As a result, if Chordiant loses a major customer, if a contract is delayed or cancelled, Chordiant's revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing Chordiant's failure to obtain new significant customers or additional orders from existing customers to materially affect Chordiant's operating results.

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

In particular, Chordiant has established a non-exclusive relationship with EDS, a large system integrator and one of Chordiant's principal stockholders. For the three months ended March 31, 2001 and the three months ended March 31, 2000, approximately 16% and 14%, respectively, of Chordiant's revenues were derived from customers for whom EDS has been engaged to provide software and system integration services. Deterioration of Chordiant's relationship with EDS could have a material adverse effect on sales of Chordiant's products.

To date, Chordiant's sales have been concentrated in the financial services, travel and leisure, automotive and telecommunications markets and if Chordiant is unable to continue sales in these markets or successfully penetrate new markets, Chordiant's revenues may decline.

Sales of Chordiant's products and services in four markets -- financial services, travel and leisure, automotive and telecommunications -- accounted for 99% of total net revenues for the three months ended March 31, 2001 and 93% of total net revenues for the three months ended March 31, 2000. Chordiant expects that revenues from these four markets will continue to account for a substantial portion of Chordiant's total net revenues in 2001. If Chordiant is unable to successfully increase penetration of Chordiant's existing markets or achieve sales in additional markets, or if the overall economic climate of Chordiant's target markets deteriorates, Chordiant's revenues may decline.

Low gross margin in services revenues could adversely impact Chordiant's overall gross margin and income.

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

If Chordiant is unable to ship or implement enhancements to Chordiant's products when planned, or fails to achieve timely market acceptance of these enhancements, Chordiant may suffer lost sales and could fail to achieve anticipated revenues. A majority of Chordiant's total revenues have been, and are expected to be, derived from the license of Chordiant's primary product suite. Chordiant's future operating results will depend on the demand for these products by future customers, including new and enhanced releases that are subsequently introduced. If Chordiant's competitors release new products that are superior to Chordiant's products in performance or price, or if Chordiant fails to enhance Chordiant's products and introduce new features and functionality in a timely manner, demand for Chordiant's products may decline. Chordiant has in the past experienced delays in the planned release dates of new versions of Chordiant's software products and upgrades. New versions or Chordiant's products may not be released on schedule or may contain defects when released.

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

During the three months ended March 31, 2001, international revenues were $11.3 million or approximately 86% of Chordiant's total net revenues. During the three months ended March 31, 2000, international revenues were $3.3 million or approximately 69% of Chordiant's total net revenues. Chordiant expects international revenues will continue to represent a significant portion of Chordiant's total net revenues in future periods.

Chordiant has faced, and will continue to face, risks associated with:

  difficulties in managing Chordiant's widespread operations;

  difficulties in hiring qualified local personnel;

  seasonal fluctuations in customer orders;

  longer accounts receivable collection cycles;

  expenses associated with products used in foreign markets;

  currency fluctuation and hedging activities; and

  economic downturns in international economies.

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

If Chordiant is unable to expand its operations and sales force, and build relationships with third parties on a timely basis, Chordiant may not achieve anticipated sales growth. Chordiant has expanded, and intends to continue expanding, its operations and enter additional markets. In addition to locations within the United States, Chordiant has offices in London, England, The Netherlands and Germany. With the acquisition of Prime Response, Chordiant has additional offices in France, Australia and Singapore. To increase Chordiant's sales opportunities, Chordiant will need to further develop its sales, professional services and support organizations, and Chordiant will need to form additional relationships with system integration partners worldwide.

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

On January 8, 2001,Chordiant entered into an agreement and plan of merger and reorganization with Prime Response Inc., a Delaware corporation, whose common stock was listed on the Nasdaq National Market under the symbol "PRME",pursuant to which Chordiant exchanged 0.60 shares of its common stock for each outstanding share of Prime Response common stock. On March 27, 2001,the stockholders of Prime Response approved the merger agreement and the stockholders of Chordiant approved the issuance of shares of Chordiant common stock to the stockholders of Prime Response. As of March 27, 2001,Prime Response is a wholly-owned subsidiary of Chordiant. Prime Response is a provider of integrated relationship marketing software solutions.

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

Chordiant's success and ability to compete depends upon Chordiant's proprietary technology. Chordiant relies on trademark, trade secret and copyright laws to protect Chordiant's intellectual property. Chordiant has no patents or patent applications. Chordiant ships source code to Chordiant's customers and third party system integrators and partners are given access to it. Despite Chordiant's efforts to protect Chordiant's intellectual property, a third party could copy or obtain the source code to Chordiant's software or other proprietary information without authorization and/or could develop software competitive to the company's. Chordiant's means of protecting Chordiant's proprietary rights may not be adequate and Chordiant's competitors may independently develop similar technology or duplicate Chordiant's products.

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

Rising energy costs and power system shortages in California may result in increased operating expenses and reduced net income, and harm to our operations due to power loss.

California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California, including natural gas and electricity, have risen significantly and may continue to rise over the next several months relative to the rest of the United States. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, a sustained or frequent power failure could disrupt our operations and the operations of our third party service providers, which would limit our ability to provide our products and services to our customers, harming our customer relationships, and having an adverse effect on our operating results.

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

Foreign Currency Risk.  International revenues denominated in the local currency of each country accounted for approximately 49% of total revenues in the three months ended March 31, 2001. Our branches also incur most of their expenses in the local currency.

Chordiant is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Chordiant for the quarter ended March 31, 2001 was not material.

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

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of the stockholders of Chordiant held on March 27, 2001, a proposal to issue shares of the Company's common stock in the merger contemplated by the Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, among the Company, Puccini Acquisition Corp. (a wholly-owned subsidiary of the Company), and Prime Response, Inc. was submitted to a vote of the security holders of the Company.

Votes for                  30,188,728

Votes against                   29,213

Votes abstaining                1,740

Item 5.  Other Information

On May 4, 2001, the Company initiated an offer to exchange all options outstanding under the Company's various stock option plans for new options that will be granted on December 10, 2001. The number of shares of common stock subject to the new options granted on December 10, 2001 will not exceed the number of shares of the Company's common stock subject to outstanding options that are accepted for exchange and cancelled.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index.

(b) Reports on Form 8-K.

On January 17, 2001, the Company's filed a Current Report on Form 8-K, which contained the text of a joint press release announcing the intended acquisition of Prime Response, Inc. (a company acquired by Chordiant on March 27, 2001) and the Agreement and Plan of Merger and Reorganization, dated January 8, 2001, between the Company and Prime Response, Inc.

On April 10, 2001, the Company filed a Current Report on Form 8-K announcing the completion of its acquisition of Prime Response, Inc. The consolidated financial statements of Prime Response, Inc., the unaudited pro forma condensed combined financial information for Prime Response, Inc. and the Company and the joint press release announcing the completion of Chordiant's acquisition of Prime Response, Inc. were filed with this Current Report.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

Chordiant Software, Inc.

(Registrant)

By:	/s/ Steve G. Vogel

Steve G. Vogel
Senior Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

      All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.