Form 10-Q
period 2001-06-30
CHORDIANT SOFTWARE INC
filed 2001-08-02
CIK 1042134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2001 was 52,690,049.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2001 (unaudited)	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$37,954	$41,465
Short-term investments	24,594	26,203
Accounts receivable, net	23,425	20,480
Other current assets	9,156	7,149
Total current assets	95,129	95,297

Property and equipment, net	8,110	5,050
Intangible assets, net	32,453	4,585
Other assets	1,199	2,516
	$136,891	$107,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Borrowings	$319	$595
Accounts payable	4,617	5,081
Accrued expenses	12,169	8,163
Deferred revenue	24,486	20,929
Total current liabilities	41,591	34,768

Deferred revenue	5,341	9,116
Other liabilities	949	244
Total liabilities	47,881	44,128

Stockholders' Equity:
Common stock	55	41
Additional paid-in capital	216,674	170,386
Note receivable from stockholder	(1,761)	(1,799)
Unearned compensation	(5,221)	(7,290)
Accumulated deficit	(120,314)	(97,920)
Accumulated other comprehensive loss	(422)	(98)
Total stockholders' equity	89,010	63,320
	$136,891	$107,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues:
License	$9,816	$3,283	$16,602	$5,419
Service	8,725	4,113	14,986	6,990
Total net revenues	18,541	7,396	31,588	12,409

Cost of net revenues:
License	329	64	766	223
Service	7,939	4,103	12,888	7,360
Restructuring expense	80	--	80	--
Non-cash compensation expense	161	645	403	1,289

Total cost of net revenues	8,509	4,812	14,137	8,872
Gross profit	10,032	2,584	17,451	3,537

Operating expenses:
Sales and marketing
Non-cash compensation expense	229	510	637	1,454
Restructuring expense	493	--	493	--
Other sales and marketing	10,400	5,304	18,752	10,076
Research and development
Non-cash compensation expense	311	472	528	1,127
Restructuring expense	56	--	214	--
Other research and development	5,448	3,601	9,902	6,910
Purchased in-process research and development	1,206	--	2,692	3,500
General and administrative
Non-cash compensation expense	122	231	215	439
Restructuring expense	108	--	882	--
Other general and administrative	2,823	1,326	4,727	2,379
Amortization of intangible assets	2,473	--	3,013	--
Total operating expenses	23,669	11,444	42,055	25,885
Loss from operations	(13,637)	(8,860)	(24,604)	(22,348)
Interest expense	(7)	(32)	(22)	(220)
Other income (expense), net	944	1,040	2,233	1,521
Net loss	($12,700)	($7,852)	($22,393)	($21,047)
Net loss per share:
Basic and diluted
	($0.25)	($0.21)	($0.49)	($0.71)
Weighted average shares
	51,510	36,768	45,336	29,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(22,393)	$(21,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,653	724
Purchased in-process research and development	2,692	--
Loss on disposal of assets	52	--
Amortization of intangibles	3,013	--
Stock-based compensation	1,784	4,309
Provision for doubtful accounts	20	(379)
Changes in operating assets and liabilities:
Accounts receivable	4,413	(17,252)
Prepaid expense and other current assets	134	(4,243)
Other assets	2,724	37
Accounts payable	(5,124)	636
Accrued expenses	(3,561)	5,128
Deferred revenue--short-term	368	9,506
Deferred revenue--long-term	(3,775)	11,100
Other liabilities	705	3
Net cash used in operating activities	(17,295)	(11,478)

Cash flows from investing activities:
Purchases of property and equipment	(877)	(1,750)
Cash acquired in acquisitions, net of cash used	10,899
Proceeds of short-term investments	4,860
Purchases of short-term investments	(1,413)	(6,322)
Net cash provided by (used in) investing activities	13,469	(8,072)

Cash flows from financing activities:
Proceeds from Common Stock issuance	--	80,411
Exercise of stock options	118	564
Repurchase of Common Stock	1	(2)
Proceeds from ESPP	731	--
Repayment of notes receivable	134	--
Repayments of borrowings	(345)	(1,994)
Net cash provided by financing activities	639	78,979
Effect of exchange rate changes on cash and cash equivalents	(324)	--
Net (decrease) increase in cash and cash equivalents	(3,511)	59,429
Cash and cash equivalents at beginning of period	41,465	6,719
Cash and cash equivalents at end of period	$37,954	$66,148

Supplemental cash flow information:
Cash paid for interest	$12	$221
Cash paid for income taxes	$18	$--
Supplemental non-cash activities:
Common Stock issued for stockholder notes	$96	$1,456
Issuance of Common Stock upon conversion of debt	$--	$10,000
Issuance of Common Stock upon conversion of Preferred Stock	$--	$51,609
Issuance of Common Stock in connection with acquisitions	$39,579	$--
Issuance of Options in connection with the Prime Response acquisition	$3,241	$--
Issuance of Warrants in connection with the Prime Response acquisition	$2,819	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

Chordiant Software, Inc. ("Chordiant") was incorporated in California in March 1991 and reincorporated in Delaware in October 1997. Chordiant provides a customer relationship management (CRM) software infrastructure solution for customer relationship marketing, service, sales, knowledge management and real-time transactions across multiple communication channels. Chordiant believes its enterprise-class Intelligent Customer Interaction Management ("ICIM") Platform preserves existing system investments, business model and processes which enable companies, who depend upon and value their customer relationships, to bolster customer retention and build long-term, profitable relationships with their customers. Chordiant's primary target market includes companies with demanding customer relationships involving a large number of individual customers with complex customer relationships that require high levels of personalized services. Chordiant's customers include global companies in the financial services, telecommunications, retail and integrated travel services industries. Chordiant products are developed specifically for companies serving millions of individual customers.

The accompanying unaudited consolidated interim financial statements have been prepared by Chordiant and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

These unaudited consolidated interim financial statements and notes included herein should be read in conjunction with Chordiant's audited consolidated financial statements and  notes as included in Chordiant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 27, 2001.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

The statement of operations reflects reclassifications to allocate the non-cash compensation expense related to the issuance of stock options from a single-line presentation within operating expenses to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense.  Other reclassifications have been made to prior year balances to conform with current year presentation.

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

Intangible assets

Intangible assets resulting from the acquisitions of White Spider Software, Inc. ("White Spider"), Prime Response, Inc. ("Prime Response"), certain tangible and intangible assets associated with the Dialog Server product suite of Actionpoint Inc. and certain tangible and intangible assets associated with AoNet technology of ASP Outfitter, Inc. were, as applicable, determined by management to be primarily associated with goodwill,  workforce in place, core technology, purchased technology and in-process technology. Goodwill and workforce in place are amortized on a straight-line basis over their estimated period of benefit, which is between one and one half and three years.  Core technology an purchased technology are amortized over their estimated period of benefit which is three and one and one half years, respectively.  The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated (see Note 3).

Revenue recognition

Chordiant derives revenues from licenses of its software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting.

On contracts involving significant implementation or customization essential to the functionality of Chordiant's product, license and service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." Chordiant considers that a project is completed at the go-live date. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When Chordiant sells additional licenses, revenue from additional seats is recognized at the go-live date if the seats have been delivered and no remaining obligations exist. Chordiant classifies revenues from these arrangements as license and services revenues based upon the estimated fair value of each element.

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

The following table summarizes the revenues from customers in excess of 10% of total net revenues (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Company A	--	41%	11%	37%
Company B	19%	--	23%	--
Company C	--	--	16%	--
Company D	--	22%	--	33%
Company E	--	13%	--	--
Company F	11%	--	--	--

At June 30, 2001, Companies B and G accounted for 21% and 21%, respectively, of accounts receivable.  At December 31, 2000, Company B accounted for 64% of accounts receivable.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited) (in thousands except share and share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Net loss available to common stockholders	($12,700)	($7,852)	($22,393)	($21,047)
Weighted average common stock outstanding	51,671,716	37,233,682	45,498,609	29,957,638
Weighted average common stock subject to repurchase	(162,140)	(465,823)	(162,140)	(465,823)

Denominator for basic and diluted calculation	51,509,576	36,767,859	45,336,469	29,491,815
Net loss per share - basic and diluted	($0.25)	($0.21)	($0.49)	($0.71)

The following table sets forth the weighted average potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (unaudited) (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Weighted average effect of antidilutive securities
Warrants outstanding	1,049,868	--	559,930	--
Mandatorily Redeemable Convertible Preferred Stock	--	22,412,194	--	16,963,926
Convertible Debt	--	2,000,000	--	1,513,812
Employee stock options	7,285,636	5,096,187	7,285,636	5,096,187
Common shares subject to repurchase	162,140	465,823	162,140	465,823
	8,497,644	29,974,204	8,007,706	24,039,748

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

License revenues for enterprise applications for the three months ended June 30, 2001 increased to approximately $5.3 million from $3.3 million for the three months ended June 30, 2000, or approximately 61%.  Software license revenues for enterprise applications for the six months ended June 30, 2001 increased to approximately $10.0 million from $5.4 million for the six months ended June 30, 2000, or approximately 85%.  Software license revenues for packaged solutions for the three months ended June 30, 2001 increased to approximately $4.5 million from zero for the three months ended June 30, 2000.  Software license revenues for packaged solutions for the six months ended June 30, 2001 increased to approximately $6.7 million from zero for the six months ended June 30, 2000.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Service revenues for enterprise applications increased to approximately $6.0 million for the three months ended June 30,2001 from $4.1 million, or approximately 46%, for the three months ended June 30, 2000.  Service revenues for Enterprise applications increased to approximately $12.2 million for the six months ended June 30,2001 from $7.0 million, or approximately 74%, for the six months ended June 30, 2000. Service revenues for packaged applications increased to approximately $2.8 million for the three months ended June 30,2001 from zero, for the three months ended June 30, 2000.  Service revenues for packaged applications increased to approximately $2.8 million for the six months ended June 30,2001 from zero, for the six months ended June 30, 2000.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Americas	$4,081	$1,849	$5,844	$3,544
Europe (principally U.K.)	14,205	3,825	25,487	7,143
ROW	255	1,722	257	1,722

	$18,541	$7,396	$31,588	$12,409

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (unaudited) (in thousands):

	June 30, 2001	December 31, 2000

Americas	$5,759	$4,427
Europe (principally U.K.)	2,315	623
ROW	36	--

	$8,110	$5,050

Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") No.16, Business Combinations. The provisions of SFAS No.141 are required to be adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

SFAS No.142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB No.17, Intangible Assets. The provisions of SFAS No. 142 are required to be adopted as of January 1, 2002 for calendar year entities. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The Company will adopt SFAS No.141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of SFAS No. 142 for any business combination consummated on or after July 1, 2001. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations.

The Company will adopt SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001 goodwill approximated $32.5 million and goodwill amortization approximated $3.7 million and $5.7 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment effective January 1, 2002 as pat of the transition provisions. SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a new two-step test. The Company is required to complete step 1 of the transition impairment test within 6 months of January 1, 2002 and step 2 no later than December 31, 2002. Any impairment resulting from this transition test will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test.

NOTE 3 - ACQUISITIONS

During 2000 and 2001, Chordiant completed four acquisitions. These acquisitions have been accounted for using the purchase method of accounting and were as follows (in thousands):

- On May 29, 2001, we acquired certain intellectual property assets and technology of the AoNet J2EE Workflow Server from ASP Outfitter, Inc.

- On May 17, 2001, we acquired certain assets associated with the Dialog Server product suite from Actionpoint, Inc., as a result of which certain members of the Dialog Server development, support, and marketing team from Actionpoint, Inc. became Chordiant employees.

- On March 27, 2001, we acquired Prime Response, an integrated marketing software solutions company headquartered in Boston, MA.

- On July 19, 2000, we acquired White Spider, a provider of software consulting services and a developer of a knowledge management software product headquartered in Manchester, NH.

The results of each of these acquisitions have been included in the Chordiant's operating results from the date of acquisition.

	ASP Outfitter (AoNet Assets)	Actionpoint (Dialog Server Assets)	Prime Response	White Spider
Acquisition Date	May 29, 2001	May 17, 2001	March 27, 2001	July 19, 2000
Shares issued	165	1,734	11,919	350
Options issued	--	--	1,367	127
Warrants issued	--	--	1,050	--
Purchase Price
Value of shares issued	$530	$5,304	$33,745	$5,904
Value of warrants issued	--	--	2,819	--
Value of options issued	--	--	3,241	2,122
Less: Intrinsic value of unvested options allocated to deferred stock based compensation (1)	--	--	--	(2,033)
Cash	500	1,954	--	--
Direct acquisition costs	32	134	6,706	200

Total purchase price	$1,062	$7,392	$46,511	$6,193

(1) The value of the options included in the purchase price was determined using the Black-Scholes option pricing model. In accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB No. 25," unvested stock options granted by Chordiant in exchange for options held by Prime Response and White Spider were considered part of the purchase price paid by Chordiant. However, to the extent that services were required subsequent to the date of the acquisition in order to vest in the replacement unvested options the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to unearned compensation. The amount allocated to unearned compensation will be recognized as compensation expense over the remaining future vesting period.

The total purchase price is subject to adjustments based upon management's finalization of its integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. The total purchase price for each acquisition has been allocated as follows (in thousands):

Acquired Company or Assets (as applicable)	ASP Outfitter (AoNet Assets)	Actionpoint (Dialog Server Assets)	Prime Response	White Spider

Fair value of assets acquired and liabilities assumed (net)	$10	$4	$21,566	$92
In-process research and development	814	392	1,486	734
Core technology	--	379	--	--
Developed technology	--	2,642	--	--
Purchased technology	--	--	4,515	--
Workforce in place	105	675	2,740	198
Tradenames	--	--	982	--
Goodwill	133	3,300	15,222	5,169

Total purchase price	$1,062	$7,392	$46,511	$6,193

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon Chordiant's estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for the product. Discount rates of 40%, 25%, 35% and 25% were applied to the projected cash flows of the in-process research and development to determine their net present value for the ASP Outfitter (AoNet), Actionpoint (Dialog Server), Prime Response and White Spider products under development, respectively.  As of the date of the asset acquisition from ASP Outfitter, Inc., AoNet's in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 50%.  In-process research and development efforts associated with the Dialog Server assets acquired from Actionpoint, Inc. consisted of one project for which the estimated state of completion was approximately 75%.  Prime Response's in-process research and development efforts consisted of three projects for which the estimated states of completion were approximately 47%, 21% and 79%. White Spider's in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 67%.

The value attributed to in-process research and development was charged to expense in the period the acquisitions were consummated. The write-offs were necessary because the acquired in-process technologies had not yet reached technological feasibility, and in management's opinion, have no future alternative uses. The product under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

The value allocated to the assembled workforce is attributable to the workforce in place after the acquisitions which eliminates the need to hire new replacement employees. The value was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting. Workforce in place is amortized on a straight-line basis over the estimated period of benefit, which is between two and three years.

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Goodwill is amortized on a straight-line basis over the estimated period of benefit, which is three years.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six months ended June 30, 2001 and June 30, 2000, as if the acquisitions of Prime Response, White Spider, assets associated with Dialog Server from Actionpoint and assets associated with AoNet from ASP Outfitter had occurred on January 1, 2000, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2000, and may not be indicative of future operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Net revenues	$18,561	$16,429	$35,704	$28,977
Net loss	($13,145)	($19,616)	($39,341)	($40,957)
Net loss per share
Basic and diluted	($0.25)	($0.39)	($0.75)	($0.83)
Weighted average shares	52,474	50,924	52,330	49,583

NOTE 4 - RESTRUCTURING

On March 27, 2001 we completed the acquisition of Prime Response, Inc. Associated with the acquisition, several areas of the Company were restructured to prioritize our initiatives around high-growth areas of our business, reduce expenses, and improve efficiency due to macro-economic conditions. This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of eleven regular employees, seven in the general and administrative function in the U.S. and four in the sales and marketing function based outside the U.S. The workforce reductions were completed in the second quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $689,000 relating primarily to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $774,000 in the first quarter of 2001 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001 Chordiant entered into a favorable sublease transaction, which led to a $210,000 reduction in the corresponding facilities charge.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Asset Write-offs	Other	Total
Restructuring reserve:
Severance and benefits	$--	$689	$--	$--	$689
Accrued lease costs	774	--	--	--	774
Property and equipment write-off	--	--	46	--	46
Other Charges	--	--	--	401	401

Total	774	689	46	401	1,910
Cash paid	(239)	(657)	--	(401)	(1,297)
Provision adjustment	(210)	--	--	--	(210)
Non-cash	--	--	(46)	--	(46)

Reserve balance at June 30, 2001	$325	$32	$--	$--	$357

Remaining cash expenditures relating to workforce reductions will be substantially paid by the end of the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal 2011. We expect to substantially complete implementation of our restructuring program during the next six months.

NOTE 5 - SUBSEQUENT EVENT

Beginning July 10, 2001, a number of purported stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. These lawsuits are essentially identical and purport to bring suit on behalf of all purchasers of our common stock between February 14, 2000, the date of our initial public offering, and December 6, 2000. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  As a result of the alleged omissions in our prospectus, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10 (b) of the Securities Exchange Act occurred. We anticipate these complaints will be consolidated into a single class action. We believe that we have meritorious defenses against these allegations and intend to vigorously defend ourselves in this litigation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this quarterly report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Chordiant's future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Chordiant's or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed as set forth under "Overview", "Results of Operations, "Cost of Net Revenues", "Operating Expenses", "Interest and other Income (Expense), and Interest Expense", "Restructuring Costs", "Provision for Income Taxes", "Liquidity and Capital Resources" and "Risk Factors" headings and those appearing elsewhere in this 10-Q. Because these and many other factors could affect the future financial and operating results of Chordiant, actual results may differ substantially from those projected, expressly or impliedly, in such forward-looking statements. We do not undertake an obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We caution that our business and financial performance are subject to substantial risks and uncertainties.

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

On contracts involving significant implementation or customization essential to the functionality of its products, Chordiant recognizes license and service revenues under the percentage-of-completion method of accounting using labor hours worked as the measure of progress towards completion. Chordiant classifies revenues from these arrangements as license and service revenues based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When Chordiant sells existing customers additional seats, revenue for the license of the additional seats is recognized at either the go-live date or the delivery date, whichever is later and no remaining obligations exist.

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

The quarter ending June 30, 2001 was the first full quarter with consolidated revenues and expenses from the Prime Response acquisition.  Additionally, approximately half of the quarter ended June 30, 2001 included consolidated revenues and expenses associated with the asset acquisitions from Actionpoint and ASP Outfitter.  As a result of these acquisitions, comparison of prior period net revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 47% and 56% for the three months ended June 30, 2001 and 2000, respectively. Service revenues as a percentage of total revenues were 47% and 56% for the six months ended June 30, 2001 and 2000, respectively.  To help ensure the success of early product deployments by customers, in early 1998 Chordiant began establishing a significant service organization. The organization assists customers, and third parties such as system integrators, in the design and implementation of Chordiant's products. Since service revenues have a lower gross margin than license revenues, this service activity resulted in reduced overall gross margins. Since the fourth quarter of 1998, Chordiant engaged third parties to provide services to customers, who then billed Chordiant for their services. As a result of using third party resources, revenues from these contracts generated small gross margins. As a result of expansion of its service organization and use of system integrators that bill its customers directly for services, Chordiant believes that its use of third party service providers will decline substantially in future periods. Chordiant expects that service revenue will continue to represent over 40% of total revenues.

Chordiant sells its products through its direct sales force, and augments its sales efforts through relationships with system integrators, application service providers and technology vendors.

For the three months ended June 30, 2001 and 2000, international revenues were $14.5 million and $5.6 million or approximately 78%, and 76% of Chordiant's total net revenues, respectively. For the six months ended June 30, 2001 and 2000, international revenues were $25.8 million and $9.0 million or approximately 82%, and 73% of Chordiant's total net revenues, respectively. Chordiant believes international revenues will continue to represent a significant portion of its total revenues in future periods.

A small number of customers account for a significant portion of Chordiant's total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on its revenues. For the three months ended June 30, 2001 revenues from company B accounted for 19% of total net revenues. For the three months ended June 30, 2000, revenues from companies A, D and E accounted for 41%, 22% and 13% of total net revenues, respectively. For the six months ended June 30, 2001 revenues from companies B, C and A accounted for 23%, 15% and 11% of total net revenues, respectively. For the six months ended June 30, 2000, revenues from companies A and D accounted for 37% and 33% of total net revenues, respectively. Chordiant expects that revenues from a small number of customers will continue to account for a majority of its total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Since its inception, Chordiant has incurred substantial research and development costs and has invested heavily in the expansion of its product development, sales, marketing and professional services organizations in order to build an infrastructure to support its long-term growth strategy. The number of Chordiant's fulltime employees increased from 250 at December 31, 2000 to 461 at June 30, 2001, representing increases of approximately 84%. The major increase was due to the retention of certain employees from the Prime Response and Actionpoint Dialog Server asset acquisitions.  Chordiant anticipates that its operating expenses will continue to increase as it expands its product development, sales and marketing and professional services organization. Chordiant expects to incur net losses in the future.

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

Results of Operations

The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues:
License	53%	44%	53%	44%
Service	47	56	47	56

Total net revenues	100	100	100	100

Cost of net revenues:
License	2	1	2	2
Service	43	56	41	59
Restructuring expense	--	--	--	--
Non-cash compensation expense	1	9	2	10

Total cost of net revenues	46	66	45	71
Gross profit	54	34	55	29

Operating expenses:
Sales and marketing
Non-cash compensation expense	1	7	2	12
Restructuring expense	3	--	2	--
Other sales and marketing	56	72	59	81
Research and development
Non-cash compensation expense	2	6	2	9
Restructuring expense	--	--	1	--
Other research and development	29	49	31	56
Purchased in-process research and development	7	--	9	28
General and administrative
Non-cash compensation expense	1	3	1	4
Restructuring expense	1	--	3	--
Other general and administrative	15	18	15	19
Amortization of intangible assets	13	--	10	--
Total operating expenses	128	155	135	209
Loss from operations	(74)	(121)	(80)	(180)
Interest expense	--	--	--	(2)
Other income (expense), net	5	14	7	12
Net loss	(69)%	(107)%	(73)%	(170)%

Comparison of the Three Months Ended June 30, 2001 and 2000

Net Revenues

License. License revenues consist of licenses of Chordiant's e-business suite of infrastructure software and a suite of marketing software resulting from the acquisitions of Prime Response and Dialog Server from Actionpoint. License revenues for enterprise applications for the three months ended June 30, 2001 increased to approximately $5.3 million from $3.3 million for the three months ended June 30, 2000, or approximately 61%. Software license revenues for packaged solutions for the three months ended June 30, 2001 increased to approximately $4.5 million from zero for the three months ended June 30, 2000.  The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers, higher average transaction size and sales of licenses of the suite of marketing software resulting from the Prime Response and Actionpoint acquisitions.

Service. Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training.   Service revenues for enterprise applications increased to approximately $6.0 million for the three months ended June 30,2001 from $4.1 million, or approximately 46%, for the three months ended June 30, 2000.  Service revenues for packaged applications increased to approximately $2.8 million for the three months ended June 30,2001 from zero, for the three months ended June 30, 2000.  The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues consists of royalty payments to third parties, primarily Forte Software, for technology incorporated into Chordiant's products. Cost of net license revenues increased to $329,000 for the three months ended June 30, 2001 from $64,000, or approximately 414%, for the three months ended June 30, 2000. The cost of net license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues, before the effect of non-cash compensation expense and restructuring related expenses, increased to $7.9 million for the three months ended June 30, 2001 from $4.1 million, or approximately 93%, for the three months ended June 30, 2000. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements and a full quarter of service personnel expenses from the Prime Response acquisition. In June 2001, Chordiant recorded restructuring-related charges of $80,000. These charges primarily relate to severance and other benefits for impacted employees.  Chordiant expects that the cost of net service revenues will continue to increase in dollar amounts as it continues to expand its professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses, before the effect of non-cash compensation expense and restructuring expenses, increased to $10.4 million for the three months ended June 30, 2001 from $5.3 million or approximately 96%, for the three months ended June 30, 2000. The increase in these expenses for the three months ended June 30, 2001 compared to the same time period in 2000 was attributable to increases of $3.6 million in personnel expenses, $1.2 million in allocated depreciation and overhead costs, and $320,000 in marketing and advertising costs. In June 2001, Chordiant recorded restructuring related charges of $513,000. These charges primarily relate to severance and other benefits for impacted employees.  Chordiant expects that sales and marketing expenses will continue to increase in dollar amounts as it continues to expand its sales and marketing efforts through the establishment of additional domestic and international sales offices and increased promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of Chordiant's products, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement its internal development team. Due to the relatively short time between the date Chordiant's products achieve technological feasibility and the date its products become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses before the effect of non-cash compensation expense, restructuring expenses and purchased in-process research development increased to $5.4 million for the three months ended June 30, 2001 from $3.6 million, or approximately 50%, for the three months ended June 30, 2000. The increase was mainly due to an increase of $942,000 in personnel related expenses and $876,000 in allocated depreciation and overhead costs. In June 2001, Chordiant recorded restructuring-related charges of $56,000. These charges primarily relate to severance and other benefits for impacted employees. Chordiant anticipates that it will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. The product under development may not achieve commercial viability. Accordingly, the amount of acquired in-process research and development of $1.2 million attributable to the acquisition of certain assets from Actionpoint, Inc. and ASP Outfitter, Inc. was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

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

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses, before the effect of non-cash compensation expense and a restructuring charge for office closings, increased to $2.8 million for the three months ended June 30, 2001 from  $1.3 million, or 115%, for the three months ended June 30, 2000.  In June 2001, Chordiant recorded restructuring-related charges of $108,000. These charges primarily relate to the termination and/or sublease of its excess facilities and to severance and other benefits for impacted employees.  The increase in these expenses was mainly attributable $828,000 in personnel related expenses and $670,000 overhead costs associated with supporting other functional groups within Chordiant. Chordiant believes that its general and administrative expenses will continue to increase in dollar amounts as a result of its growing operations.

Non-cash compensation expense. Amortization of stock-based compensation is allocated as non-cash compensation expense to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense and includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, Chordiant recorded aggregate unearned stock-based compensation expenses of $823,000 for the three months ended June 30, 2001 and $1.9 million for the three months ended June 30, 2000.

Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2001 was $2.5 million of which $1.8 million is attributable to the acquisition of Prime Response in March 2001, $449,000 is attributable to Chordiant's acquisition of White Spider during 2000. The remaining balance of $222,000 is related to the acquisitions of certain assets from Actionpoint, Inc. and ASP Outfitter, Inc. in May 2001.

Associated with the acquisition of certain assets from Actionpoint, Inc., Chordiant recorded intangibles in the amount of $7.4 million of which $3.3 million was attributed to goodwill. Intangible assets for the asset acquisition from Actionpoint such as Developed Technology, Workforce-in-place, Core Technology, and Goodwill are being amortized over periods of one and one half years, two years, and three years, respectively.

Associated with the acquisition of certain assets from ASP Outfitter, Inc., Chordiant recorded intangibles in the amount of $1.1 million of which $133,000 was attributed to goodwill. Intangible assets for the asset acquisition from ASP Outfitter such as Workforce-in-place and Goodwill are being amortized over a period of two years and three years, respectively.

Restructuring Costs

On March 27, 2001 we completed the acquisition of Prime Response, Inc. Associated with the acquisition, several areas of the Company were restructured to prioritize our initiatives around high-growth areas of our business, reduce expenses, and improve efficiency due to macro-economic conditions. This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of eleven regular employees, seven in the general and administrative function in the U.S. and four in the sales and marketing function based outside the U.S. The workforce reductions were completed in the second quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $689,000 relating primarily to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $774,000 in the first quarter of 2001 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001 Chordiant entered into a favorable sublease transaction, which led to a $210,000 reduction in the corresponding facilities charge.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Asset Write-offs	Other	Total
Restructuring reserve:
Severance and benefits	$--	$689	$--	$--	$689
Accrued lease costs	774	--	--	--	774
Property and equipment write-off	--	--	46	--	46
Other Charges	--	--	--	401	401

Total	774	689	46	401	1,910
Cash paid	(239)	(657)	--	(401)	(1,297)
Provision adjustment	(210)	--	--	--	(210)
Non-cash	--	--	(46)	--	(46)

Reserve balance at June 30, 2001	$325	$32	$--	$--	$357

Remaining cash expenditures relating to workforce reductions will be substantially paid by the end of the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal 2011. We expect to substantially complete implementation of our restructuring program during the next six months.

Interest and Other Income (Expense), and Interest Expense

Interest and other income, net, and interest expense consists primarily of interest income generated from Chordiant's cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $7,000 for the three months ended June 30, 2001 from $32,000 for the three months ended June 30, 2000. The decrease is due primarily to repayment of borrowings. Interest and other income, net decreased to $944,000 for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. The decrease in interest and other income is primarily attributable to the effect of currency translation gains and losses.

Comparison of Six Months Ended June 30, 2001 and 2000

Net Revenues

License. License revenues consist of licenses of Chordiant's e-business suite of infrastructure software and a suite of marketing software resulting from the acquisitions of Prime Response and certain assets related to the Dialog Server product suite of Actionpoint.   License revenues for enterprise applications for the six months ended June 30, 2001 increased to approximately $10.0 million from $5.4 million for the six months ended June 30, 2000, or approximately 85%.  License revenues for packaged solutions for the six months ended June 30, 2001 increased to approximately $6.6 million from zero for the six months ended June 30, 2000.  The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service. Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Service revenues for Enterprise applications increased to approximately $12.2 million for the six months ended June 30,2001 from $7.0 million, or approximately 74%, for the six months ended June 30, 2000.  Service revenues for packaged applications increased to approximately $2.8 million for the six months ended June 30,2001 from zero, for the six months ended June 30, 2000.

Cost of Net Revenues

License. Cost of net license revenues consists of royalty payments to third parties, primarily Forte Software, for technology incorporated into Chordiant's products. Cost of net license revenues increased to $766,000 for the six months ended June 30, 2001 from $223,000, or approximately 243%, for the six months ended June 30, 2000. The cost of net license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service. Cost of service revenues consist primarily of salaries, facility costs and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of net service revenues, before the effect of non-cash compensation expense and restructuring related expenses, increased to $12.9 million for the six months ended June 30, 2001 from $7.4 million, or approximately 74%, for the six months ended June 30, 2000. The increase was primarily due to increased staff to support a higher number of product-related engagements and a full quarter of service personnel expenses from the Prime Response acquisition. In June 2001, Chordiant recorded restructuring-related charges of $80,000. These charges primarily relate to severance and other benefits for impacted employees.  Chordiant expects that the cost of net service revenues will continue to increase in dollar amounts as it continues to expand its professional services organization to meet anticipated customer demand.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses, before the effect of non-cash compensation expense and restructuring expenses, increased to $18.8 million for the six months ended June 30, 2001 from $10.1 million or approximately 86%, for the six months ended June 30, 2000. The increase in these expenses for the six months ended June 30, 2001 compared to the same time period in 2000 was attributable to increases of $6.3 million in personnel expenses, $1.7 million in allocated depreciation and overhead costs, and $732,000 in marketing and advertising costs. In June 2001, Chordiant recorded restructuring related charges of $513,000. These charges primarily relate to severance and other benefits for impacted employees.  Chordiant expects that sales and marketing expenses will continue to increase in dollar amounts as it continues to expand its sales and marketing efforts through the establishment of additional domestic and international sales offices and increased promotional activities.

Research and development. Research and development expenses include costs associated with the development and enhancement of Chordiant's products, quality assurance activities and allocated facility costs. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement its internal development team. Due to the relatively short time between the date Chordiant's products achieve technological feasibility and the date its products become generally available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development expenses before the effect of non-cash compensation expense, restructuring expenses and purchased in-process research development increased to $9.9 million for the six months ended June 30, 2001 from $6.9 million, or approximately 43%, for the six months ended June 30, 2000. The increase was mainly due to an increase of $1.5 million in personnel related expenses and $1.5 million in allocated depreciation and overhead costs. For the six months ended June 30, 2001, Chordiant recorded restructuring charges of $214,000. These charges primarily relate to severance and other benefits for impacted employees. Chordiant anticipates that it will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. The product under development may not achieve commercial viability. Accordingly, the amount of acquired in-process research and development of $2.7 million attributable to the acquisitions of Prime Response and certain assets from Actionpoint, Inc. and ASP Outfitter, Inc. was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

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

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allocated facility costs. These expenses, before the effect of non-cash compensation expense and a restructuring charge for office closings, increased to $4.7 million for the six months ended June 30, 2001 from  $2.4 million, or 96%, for the six months ended June 30, 2000.  For the six months ended June 2001, Chordiant recorded restructuring-related charges of $882,000. These charges primarily relate to the termination and/or sublease of its excess facilities and to severance and other benefits for impacted employees.  The increase in normal operating expenses was mainly attributable $1.3 million in personnel related expenses, $670,000 overhead costs associated with supporting other functional groups within Chordiant and $319,000 in professional service fees due to an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs. Chordiant believes that its general and administrative expenses will continue to increase in dollar amounts as a result of its growing operations.

Non-cash compensation expense. Amortization of stock-based compensation is allocated as non-cash compensation expense to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense and includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, Chordiant recorded aggregate unearned stock-based compensation expenses of $1.8 million for the six months ended June 30, 2001 and $4.3 million for the six months ended June 30, 2000.

Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2001 was $3.0 million of which $2.0 million is attributable to the acquisition of Prime Response in March 2001, $902,000 is attributable to Chordiant's acquisition of White Spider during 2000. The remaining balance of $222,000 is related to the acquisitions of certain assets from Actionpoint, Inc. and ASP Outfitter, Inc. in May 2001.

Associated with the acquisition of certain assets from Actionpoint, Inc., Chordiant recorded intangibles in the amount of $7.4 million of which $3.3 million was attributed to goodwill. Intangible assets for the asset acquisition from Actionpoint such as developed technology, workforce-in-place, core technology, and goodwill are being amortized over periods of one and one half years, two years, and three years, respectively.

Associated with the acquisition of certain assets from ASP Outfitter, Inc., Chordiant recorded intangibles in the amount of $1.1 million of which $133,000 was attributed to goodwill. Intangible assets for the asset acquisition from ASP Outfitter such as workforce-in-place and goodwill are being amortized over a period of two years and three years, respectively.

Interest and Other Income (Expense), and Interest Expense

Interest and other income, net, and interest expense consists primarily of interest income generated from Chordiant's cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $22,000 for the six months ended June 30, 2001 from $220,000 for the six months ended June 30, 2000. The decrease is due primarily to repayment of borrowings. Interest and other income, net increased to $2.2 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. The increase in interest and other income is primarily attributable to the effect of currency translation gains and losses and increased interest income earned on cash equivalents and short-term investments.

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

Liquidity and Capital Resources

During the six months ended June 30, 2001, net cash used to fund operating activities was $17.3 million. Net cash provided by investing activities was $13.5 million, primarily related to the acquisition of Prime Response. Our cash and cash equivalents decreased by approximately $3.5 million since December 31, 2000.

On August 2, 2000, Chordiant committed to new terms and conditions for a new line of credit composed of two elements, an accounts receivable line and an equipment line.

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $11.5 million. At Chordiant's option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate or the LIBOR Option (1,2,3 or 6 month maturity) plus 2.50 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There were no borrowings outstanding at June 30, 2001 under the line of credit.

Borrowings under Chordiant's $3.4 million equipment line bear interest at the lending bank's prime rate. Borrowings outstanding under the equipment line were $319,000 at June 30, 2001.

Chordiant's assets secure borrowings under both lines of credit. The lines of credit require Chordiant to maintain a minimum quick ratio of 2.50 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants.

Chordiant expects to continue to experience growth in its operating expenses. Chordiant anticipates that operating expenses and planned capital expenditures will continue to be a material use of its cash resources. Chordiant's restructuring costs associated with the Prime Response acquisition will be financed through existing cash resources and most likely will not have a significant impact on the Company's financial position and results of operations.  In addition, Chordiant may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. Chordiant believes that available cash and cash equivalents will be sufficient to meet its working capital and operating expense requirements for at least the next 12 months. After that period, Chordiant may require additional funds to support its working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

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

Chordiant incurred net losses of $12.7 million and $22.4 million for the three and six months ended June 30, 2001. As of June 30, 2001, Chordiant had an accumulated deficit of $120.3 million. Chordiant expects to continue to incur losses on both a quarterly and annual basis at least through 2001. Moreover, Chordiant expects to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally, and, as a result, Chordiant will need to generate significant revenues to achieve and maintain profitability. Chordiant cannot be certain that Chordiant can sustain this growth or that it will generate sufficient revenues to achieve profitability.

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

Chordiant derives a significant portion of its software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended June, 2001, revenues from companies B and F accounted for approximately 19% and 11% of total net revenues. For the three months ended June 30, 2000, revenues from companies A, D and E accounted for 41%, 22% and 13% of total net revenues, respectively.  For the six months ended June, 2001, revenues from companies B, C and A accounted for approximately 23%, 15% and 11% of its total net revenues, respectively. For the six months ended June 30, 2000, revenues from companies A and D accounted for 37% and 33% of total net revenues, respectively.  Chordiant expects that a limited number of customers will continue to account for a substantial portion of the company's revenues. As a result, if Chordiant loses a major customer, if a contract is delayed or cancelled, Chordiant's revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing Chordiant's failure to obtain new significant customers or additional orders from existing customers to materially affect Chordiant's operating results.

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

In particular, Chordiant has established a non-exclusive relationship with EDS, a large system integrator and stockholder of Chordiant Software.  Deterioration of Chordiant's relationship with EDS could have a material adverse effect on sales of Chordiant's products.

To date, Chordiant's sales have been concentrated in the financial services, travel and leisure, automotive and telecommunications markets and if Chordiant is unable to continue sales in these markets or successfully penetrate new markets, Chordiant's revenues may decline.

Sales of Chordiant's products and services in four markets -- financial services, travel and leisure, automotive and telecommunications -- accounted for 96% and 97% of total net revenues for the three and six months ended June 30, 2001 and 99% and 97% of total net revenues for the three and six months ended June 30, 2000. Chordiant expects that revenues from these four markets will continue to account for a substantial portion of Chordiant's total net revenues in 2001. If Chordiant is unable to successfully increase penetration of Chordiant's existing markets or achieve sales in additional markets, or if the overall economic climate of Chordiant's target markets deteriorates, Chordiant's revenues may decline.

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

If Chordiant is unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, Chordiant's ability to develop and market Chordiant's products will be weakened. Chordiant's success depends largely on the continued contributions of Chordiant's key management, engineering, sales and marketing and professional services personnel, including Samuel T. Spadafora, Chordiant's chairman of the board of directors and chief executive officer and Stephen Kelly, Chordiant's president and chief operating officer.  Chordiant has entered into employment agreements with personnel it feels key to the success of the company. Chordiant has experienced turnover in Chordiant's key personnel in the recent past.

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

During the three and six months ended June 30, 2001, international revenues were $14.5 million and $25.8 million or approximately 78% and 81% of Chordiant's total net revenues, respectively. During the three and six months ended June 30, 2000, international revenues were $5.6 million and $9.0 million or approximately 76% and 73% of Chordiant's total net revenues, respectively. Chordiant expects international revenues will continue to represent a significant portion of Chordiant's total net revenues in future periods.

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

If Chordiant is unable to expand its operations and sales force, and build relationships with third parties on a timely basis, Chordiant may not achieve anticipated sales growth. Chordiant has expanded, and intends to continue expanding, its operations and enter additional markets. In addition to locations within the United States, Chordiant has offices in London, England, The Netherlands and Germany. With the acquisition of Prime Response, Chordiant has additional offices in France and Australia. To increase Chordiant's sales opportunities, Chordiant will need to further develop its sales, professional services and support organizations, and Chordiant will need to form additional relationships with system integration partners worldwide.

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

On May 17, 2001, Chordiant completed its acquisition of certain assets associated with the Dialog Server product suite from Actionpoint, Inc., as a result of which, certain members of the  Dialog Server development, support, and marketing team from Actionpoint, Inc. became Chordiant employees.

On May 29, 2001, Chordiant acquired certain intellectual property assets and technology of the AoNet J2EE Workflow Server from ASP Outfitter, Inc

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

Foreign Currency Risk.  International revenues denominated in the local currency of each country accounted for approximately 43% and 32% of total revenues for the three and six months ended June 30, 2001. Our branches also incur most of their expenses in the local currency.

Chordiant utilizes foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily certain receivables that are denominated in British Pounds, thereby limiting Chordiant's risk. Gains and losses on foreign exchange contracts are reflected in the income statement. Chordiant has entered into foreign exchange contracts, all with maturities of less than two months, to sell approximately (Pounds) 3 million.

Chordiant is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Chordiant for the quarter ended June 30, 2001 was not material.

Chordiant's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

Beginning July 10, 2001, a number of purported stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. These lawsuits are essentially identical and purport to bring suit on behalf of all purchasers of our common stock between February 14, 2000, the date of our initial public offering, and December 6, 2000. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  As a result of the alleged omissions in our prospectus, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10 (b) of the Securities Exchange Act occurred. We anticipate these cases will be consolidated into a single class action. We believe that we have meritorious defenses against these allegations and intend to vigorously defend ourselves in this litigation.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities
  Modification of Constituent Instruments

  Not applicable.

  Change in Rights

  Not applicable.

  Changes in Securities

  On May 25, 2001, Chordiant issued 165,000 shares of common stock as part consideration for the sale of certain tangible and intangible assets associated with its AoNet J2EE Workflow Server technology by ASP Outfitter, Inc.. The issuance of these shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933, as amended.

  On May 17, 2001, Chordiant acquired certain tangible and intangible assets related to the Dialog Server business unit of ActionPoint, Inc. As part consideration for the sale and conveyance of these assets, we issued 1,733,547 shares of common stock to ActionPoint. The issuance of these shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance of Section 4(2) of the Securities Act of 1933, as amended. These 1,733,547 shares of common stock were subsequently registered on Form S-3 on June 14, 2001.

  Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2001, the Company's Annual Meeting of Stockholders was held in Cupertino, California. Of the 50,596,537 shares outstanding and entitled to vote as of the record date of April 2, 2001, 36,964,848 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of 2 directors to hold office until the 2004 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified and (ii) the ratification of the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2001.

The following nominees were elected as class I directors, each to hold office until the 2004 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Votes Against
Kathryn C. Gould	32,514,816	4,450,032
David R. Springett, Ph.D.	36,947,893	16,955

The selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2001 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions
36,950,621	6,735	7,492

Item 5.  Other Information

On May 4, 2001, Chordiant initiated an offer to exchange all options outstanding under the Company's various stock option plans for new options to be granted on December 10, 2001. The number of shares of common stock subject to the new options granted on December 10, 2001 will not exceed the number of shares of the Company's common stock subject to outstanding options that are accepted for exchange and cancelled. The exercise price of the new options issued in exchange for those that were cancelled will be equal to the closing price of our common stock on the last trading day prior to the December 10, 2001 grant date.

In May 2001, Oliver D. Curme, Carol L. Realini, William Raduchel and Mitchell Kertman resigned from our board for reasons not associated with the management of Chordiant.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form8-K

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

On June 5, 2001, the Company filed a Current Report on Form 8-K, which incorporated by reference a press release (filed as Exhibit 99.1 thereto) relating to the purchase of certain assets from ActionPoint, Inc., which was issued May 17, 2001.

On June 5, 2001, the Company filed a Current Report on Form 8-K, which incorporated by reference a press release (filed as Exhibit 99.1 thereto) relating to the purchase of certain assets from ASP Outfitter, Inc, which was issued May 29, 2001.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2001

Chordiant Software, Inc.

(Registrant)

By:	/s/ Steve G. Vogel

Steve G. Vogel
Senior Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

      All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.