Form 10-Q
period 2001-09-30
CHORDIANT SOFTWARE INC
filed 2001-11-14
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of November 5, 2001 was 53,000,368.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$30,418	$41,465
Short-term investments	25,896	26,203
Accounts receivable, net	22,190	20,480
Other current assets	7,709	7,149
Total current assets	86,213	95,297

Property and equipment, net	8,155	5,050
Intangible assets, net	28,874	4,585
Other assets	3,204	2,516
Total Assets	$126,446	$107,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Borrowings	$190	$595
Accounts payable	6,031	5,081
Accrued expenses	9,863	8,163
Deferred revenue	25,257	20,929
Total current liabilities	41,341	34,768

Deferred revenue, non-current	4,974	9,116
Other liabilities	242	244
Total liabilities	46,577	44,128

Stockholders' Equity:
Common stock	55	41
Treasury stock	(332)	--
Additional paid-in capital	217,017	170,386
Notes receivable from stockholders	(961)	(1,799)
Deferred stock-based compensation	(4,644)	(7,290)
Accumulated deficit	(130,835)	(97,920
Accumulated other comprehensive loss	(411)	(98)
Total stockholders' equity	79,889	63,320
Total liabilities and stockholders' equity	$126,446	$107,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues:
License	$10,312	$5,271	$26,914	$10,690
Service	10,229	4,429	25,215	11,419
Total net revenues	20,541	9,700	52,129	22,109

Cost of net revenues:
License	687	221	1,453	444
Service	9,115	5,117	22,003	12,478
Non-cash compensation expense	167	631	570	1,920

Total cost of net revenues	9,969	5,969	24,026	14,842
Gross profit	10,572	3,731	28,103	7,267

Operating expenses:
Sales and marketing
Non-cash compensation expense	234	(53)	871	1,401
Other sales and marketing	11,460	5,555	30,212	15,630
Research and development
Non-cash compensation expense	317	793	845	1,920
Other research and development	5,000	3,481	14,902	10,391
Purchased in-process research and development	--	734	2,692	4,234
General and administrative
Non-cash compensation expense	121	210	336	648
Other general and administrative	2,257	1,689	6,984	4,068
Amortization of intangible assets	3,172	353	6,185	353
Restructuring expense	--	--	1,669	--
Total operating expenses	22,561	12,762	64,696	38,645
Loss from operations	(11,989)	(9,031)	(36,593)	(31,378)
Interest expense	(31)	(30)	(53)	(249)
Other income (expense), net	1,501	1,018	3,734	2,537
Net loss	$(10,519)	$(8,043)	$(32,912)	$(29,090)
Net loss per share:
Basic and diluted
	$(0.20)	$(0.22)	$(0.69)	$(0.90)
Weighted average shares
	52,822	37,335	47,954	32,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(32,912)	$(29,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,814	1,124
Purchased in-process research and development	2,692	734
Loss on disposal of assets	52	--
Amortization of intangibles	6,184	354
Stock-based compensation	2,623	5,890
Provision for doubtful accounts	40	(379)
Changes in operating assets and liabilities:
Accounts receivable	5,107	(10,155)
Prepaid expense and other current assets	(386)	(3,674)
Other assets	2,744	(1,296)
Accounts payable	(3,713)	1,072
Accrued expenses	(5,865)	604
Deferred revenue	(2,928)	13,799
Other liabilities	(4)	1,347
Net cash used in operating activities	(23,552)	(19,670)

Cash flows from investing activities:
Purchases of property and equipment	(2,083)	(2,566)
Cash acquired in acquisitions, net of cash used	10,416	29
Proceeds received on disposition of assets	1,281	--
Proceeds of short-term investments	3,558	--
Purchases of short-term investments	(1,413)	(10,564)
Net cash provided by (used in) investing activities	11,759	(13,101)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,292	81,368
Exercise of stock options	207	999
Repurchase of Common Stock	(26)	(7)
Repurchase of Treasury Stock	(332)	--
Repayment of notes receivable	391	--
Repayments of borrowings	(473)	(2,323)
Net cash provided by financing activities	1,059	80,037
Effect of exchange rate changes on cash and cash equivalents	(313)	--
Net (decrease) increase in cash and cash equivalents	(11,047)	47,266
Cash and cash equivalents at beginning of period	41,465	6,719
Cash and cash equivalents at end of period	$30,418	$53,985

Supplemental cash flow information:
Cash paid for interest	$76	$251

Supplemental non-cash activities:
Common Stock issued for stockholder notes	$96	$1,456
Issuance of Common Stock upon conversion of debt	$--	$10,000
Issuance of Common Stock upon conversion of Preferred Stock	$--	$51,609
Issuance of Common Stock in connection with acquisitions	$39,579	$5,943
Issuance of Options and Warrants in connection with the Prime Response acquisition	$6,060	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

Chordiant Software, Inc. was incorporated in California in March 1991 and reincorporated in Delaware in October 1997. We provide customer relationship management ("CRM") software infrastructure solutions for customer relationship marketing, service, sales, knowledge management and real-time transactions across multiple communication channels. We believes our enterprise-class Intelligent Customer Interaction Management ("ICIM") Platform preserves existing system investments, business model and processes which enable companies, who depend upon and value their customer relationships, to bolster customer retention and build long-term, profitable relationships with their customers. Our primary target market includes companies with demanding customer relationships involving a large number of individual customers with complex customer relationships that require high levels of personalized services. Our customers include global companies in the financial services, telecommunications, retail and integrated travel services industries. Our products are developed specifically for companies serving millions of individual customers.

The accompanying unaudited consolidated interim financial statements have been prepared by us and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

These unaudited consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and  notes as included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 27, 2001.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the allowance for doubtful accounts, valuation of deferred tax assets and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts.

Intangible assets

Intangible assets resulting from the acquisitions of White Spider Software, Inc. ("White Spider"), Prime Response, Inc. ("Prime Response"), certain tangible and intangible assets associated with the Dialog Server product suite of Actionpoint Inc. and certain tangible and intangible assets associated with AoNet technology of ASP Outfitter, Inc. were, as applicable, determined by management to be primarily associated with goodwill,  workforce in place, core technology, purchased technology and in-process technology. Goodwill and workforce in place are amortized on a straight-line basis over their estimated period of benefit, which is between one and one-half and three years.  Core technology and purchased technology are amortized over their estimated period of benefit, which is three and one and one-half years, respectively.  The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated (see Note 3).

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting.

On contracts involving significant implementation or customization essential to the functionality of our product, license and service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." We consider that a project is completed at the go-live date. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses, revenue from additional seats is recognized after the go-live date if the seats have been delivered and no remaining obligations exist. We classify revenues from these arrangements as license and services revenues based upon the estimated fair value of each element.

On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees are recognized when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, we recognizes revenue for services and post-contract customer support based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

In situations in which we are not responsible for implementation services but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

Revenues from reseller arrangements are recognized on the "sell-through" method, when the reseller reports to us the sale of our software products to end users. Our agreements with customers and resellers do not contain product return rights.

Other service revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We deposit cash, cash equivalents and short-term investments with financial institutions that management believes are credit worthy. Our accounts receivable are derived from revenues earned from customers located in the Americas, Europe, and the Rest of the World ("ROW"). We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total net revenues (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Company A	14%	30%	12%	32%
Company B	15%	31%	20%	14%
Company C	--	--	11%	--
Company D	--	--	--	20%
Company E	--	15%	--	11%
Company F	--	11%	--	--
Company G	17%	--	--	--

At September 30, 2001, Companies A, G and H accounted for 10%, 15% and 21%, respectively, of accounts receivable.  At December 31, 2000, Company B accounted for 64% of accounts receivable.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential common stock unless their effect is antidilutive. Potential common stock consist of the incremental number of common shares issuable upon conversion of Mandatorily Redeemable Convertible Preferred Stock (using the if-converted method), common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares issuable upon the assumed conversion of convertible debt (using the if-converted method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited) (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss available to common stockholders	$(10,519)	$(8,043)	$(32,912)	$(29,090)
Weighted average common stock outstanding	52,843	37,734	47,975	32,577
Weighted average common stock subject to repurchase	(21)	(399)	(21)	(370)

Denominator for basic and diluted calculation	52,822	37,335	47,954	32,207
Net loss per share - basic and diluted	$(0.20)	$(0.22)	$(0.69)	$(0.90)

The following table sets forth the weighted average potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Warrants outstanding	1,050	--	726	--
Mandatorily Redeemable Convertible Preferred Stock	--	22,412	--	18,800
Convertible Debt	--	2,000	--	1,678
Employee stock options	8,153	4,809	8,153	4,809
Common shares subject to repurchase	21	399	21	370
	9,224	29,620	8,900	25,657

Segment information

License revenues for enterprise applications for the three months ended September 30, 2001 increased to approximately $7.5 million from $5.3 million for the three months ended September 30, 2000, or approximately 42%.  Software license revenues for enterprise applications for the nine months ended September 30, 2001 increased to approximately $17.5 million from $10.7 million for the nine months ended September 30, 2000, or approximately 64%.  Software license revenues for packaged solutions for the three months ended September 30, 2001 increased to approximately $2.8 million from zero for the three months ended September 30, 2000.  Software license revenues for packaged solutions for the nine months ended September 30, 2001 increased to approximately $9.4 million from zero for the nine months ended September 30, 2000.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Service revenues for enterprise applications increased to approximately $7.2 million for the three months ended September 30, 2001 from $4.4 million, or approximately 64%, for the three months ended September 30, 2000.  Service revenues for enterprise applications increased to approximately $19.4 million for the nine months ended September 30, 2001 from $11.4 million, or approximately 70%, for the nine months ended September 30, 2000. Service revenues for packaged applications increased to approximately $3.0 million for the three months ended September 30, 2001 from zero, for the three months ended September 30, 2000.  Service revenues for packaged applications increased to approximately $5.8 million for the nine months ended September 30, 2001 from zero, for the nine months ended September 30, 2000.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (unaudited) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Americas	$2,691	$3,067	$8,535	$6,610
Europe (principally U.K.)	17,411	6,617	42,898	13,761
ROW	439	16	696	1,738

	$20,541	$9,700	$52,129	$22,109

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (unaudited) (in thousands):

	September 30, 2001	December 31, 2000

Americas	$5,259	$4,427
Europe (principally U.K.)	2,870	623
ROW	26	--

	$8,155	$5,050

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001 for all new acquisitions. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

We will adopt SFAS 142 effective January 1, 2002, which will result in us no longer amortizing our existing goodwill and workforce in place will be reclassified to goodwill. At September 30, 2001, goodwill approximated $18.7 million and goodwill amortization approximated $2.0 million and $4.2 million for the three and nine months ended September 30, 2001, respectively. In addition, we will be required to measure goodwill for impairment as part of the transition provisions. We are required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity's ongoing operations. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS 144 will have a material impact on our consolidated financial statements.

NOTE 3 - ACQUISITIONS

During 2000 and 2001, we completed four acquisitions. These acquisitions have been accounted for using the purchase method of accounting and were as follows (in thousands):

- On May 29, 2001, we acquired certain intellectual property assets and technology of the AoNet J2EE Workflow Server from ASP Outfitter, Inc.

- On May 17, 2001, we acquired certain assets associated with the Dialog Server product suite from Actionpoint, Inc., as a result of which certain members of the Dialog Server development, support, sales and marketing team from Actionpoint, Inc. became our employees.

- On March 27, 2001, we acquired Prime Response, an integrated marketing software solutions company headquartered in Boston, MA.

- On July 19, 2000, we acquired White Spider, a provider of software consulting services and a developer of a knowledge management software product headquartered in Manchester, NH.

The results of each of these acquisitions have been included in our operating results from the date of acquisition.

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

(1) The value of the options included in the purchase price was determined using the Black-Scholes option pricing model. In accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB No. 25," unvested stock options granted by us in exchange for options held by Prime Response and White Spider were considered part of the purchase price paid by us. However, to the extent that services were required subsequent to the date of the acquisition in order to vest in the replacement unvested options the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to unearned compensation. The amount allocated to unearned compensation will be recognized as compensation expense over the remaining future vesting period.

The total purchase price is subject to adjustments based upon our finalization of integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. The total purchase price for each acquisition has been allocated as follows (in thousands):

Acquired Company or Assets (as applicable)	ASP Outfitter (AoNet Assets)	Actionpoint (Dialog Server Assets)	Prime Response	White Spider

Fair value of assets acquired and liabilities assumed (net)	$10	$4	$22,525	$92
In-process research and development	814	392	1,486	734
Core technology	--	379	--	--
Developed technology	--	2,642	--	--
Purchased technology	--	--	4,515	--
Workforce in place	105	675	2,740	198
Tradenames	--	--	982	--
Goodwill	133	3,300	14,263	5,169

Total purchase price	$1,062	$7,392	$46,511	$6,193

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon our estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for the product. Discount rates of 40%, 25%, 35% and 25% were applied to the projected cash flows of the in-process research and development to determine their net present value for the ASP Outfitter (AoNet), Actionpoint (Dialog Server), Prime Response and White Spider products under development, respectively.  As of the date of the asset acquisition from ASP Outfitter, Inc., AoNet's in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 50%.  In-process research and development efforts associated with the Dialog Server assets acquired from Actionpoint, Inc. consisted of one project for which the estimated state of completion was approximately 75%.  Prime Response's in-process research and development efforts consisted of three projects for which the estimated states of completion were approximately 47%, 21% and 79%. White Spider's in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 67%.

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

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended September 30, 2001 and September 30, 2000, as if the acquisitions of Prime Response, White Spider, assets associated with Dialog Server from Actionpoint and assets associated with AoNet from ASP Outfitter had occurred on January 1, 2000, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2000, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net revenues	$20,541	$16,638	$56,245	$45,615
Net loss	(10,519)	(18,387)	(49,176)	(57,668)
Net loss per share
Basic and diluted	$(0.20)	$(0.36)	$(0.94)	$(1.26)
Weighted average shares	52,822	51,218	52,561	45,909

NOTE 4 - DISPOSITION OF MARKETING SERVICE PROVIDER BUSINESS

On September 24, 2001, we sold to HNC Software International, Inc. our Marketing Service Provider Business (the "Business") that was acquired from Prime Response, Inc. for cash proceeds of $1.6 million.  The results of operations of the Business from the date of the acquisition of Prime Response to the date of the sale of the Business are included in our results of operations.  No gain or loss was recorded on the sale of the Business.  In addition, we sold to HNC a software license and support and maintenance.  An independent valuation of the Business was performed to determine the $1.6 million fair value of the Business.

NOTE 5 - RESTRUCTURING

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

Workforce reduction

The restructuring program resulted in the reduction of eleven regular employees, seven in the general and administrative function in the United States and four in the sales and marketing function based outside the United States. The workforce reductions were completed in the second quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $689,000 relating primarily to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $774,000 in the first quarter of 2001 pertaining to the estimated future gross obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001, we entered into a favorable sublease transaction, which led to a $210,000 reduction in the corresponding facilities charge.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Asset Write-offs	Other	Total
Restructuring reserve:
Severance and benefits	$--	$689	$--	$--	$689
Accrued lease costs	774	--	--	--	774
Property and equipment write-off	--	--	46	--	46
Other Charges	--	--	--	401	401

Total	774	689	46	401	1,910
Cash paid	(248)	(689)	--	(401)	(1,338)
Provision adjustment	(210)	--	--	--	(210)
Non-cash	--	--	(46)	--	(46)

Reserve balance at September 30, 2001	$316	$--	$--	$--	$316

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal 2011. We expect to substantially complete our restructuring program during the next three months.

NOTE 6 - LITIGATION

Beginning July 10, 2001, a number of purported stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. These lawsuits are essentially identical and purport to bring suit on behalf of all purchasers of our common stock between February 14, 2000, the date of our initial public offering, and December 6, 2000. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  As a result of the alleged omissions in our prospectus, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10 (b) of the Securities Exchange Act occurred. We anticipate these complaints will be consolidated into a single class action. We believe this litigation against us is without merit and intend to vigorously defend ourselves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this quarterly report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding our future financial results, trends, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed as set forth under "Overview", "Results of Operations, "Cost of Net Revenues", "Operating Expenses", "Interest and other Income (Expense), and Interest Expense", "Restructuring Costs", "Provision for Income Taxes", "Liquidity and Capital Resources" and "Risk Factors" headings and those appearing elsewhere in this 10-Q. Because these and many other factors could affect our future financial and operating results, actual results may differ substantially from those projected, expressly or impliedly, in such forward-looking statements. We do not undertake an obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We caution that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We provide software that is designed for global consumer businesses serving the needs of one-to-one relationships in industries such as banking, financial services, insurance, telecommunications, travel and leisure, and other markets with diverse sets of customers and products. Our products are a suite of applications that enable companies to quickly access the right information and apply a common set of business rules, business processes and marketing analytics across multiple contact channels to maximize customer retention and satisfaction. It applies personalized business processes to business transactions in a consistent manner, no matter where the interaction occurs. It allows companies to implement a solution across a wide range of devices such as Internet Websites, in-car concierge systems, wireless application protocol enabled devices that support mobile Internet phones and personal digital appliance devices, traditional call centers and retail sites.

We derive revenues primarily from licenses of our software and from related services, which include implementation, consulting, customization and integration, post-contract customer support and training. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of servers and the number of users.

On contracts involving significant implementation or customization essential to the functionality of our products, we recognize license and service revenues under the percentage-of-completion method of accounting using labor hours worked as the measure of progress towards completion. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell existing customers additional seats, revenue for the license of the additional seats is recognized at either the go-live date or the delivery date, whichever is later and when no remaining obligations exist.

On contracts not involving significant implementation or customization essential to the functionality of our products, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, there is probability of collection and delivery has occurred. For arrangements with multiple elements, we recognize revenues for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

In situations in which we are not responsible for implementation services, but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

We recognize service revenues from consulting and training services as these services are performed. We recognize service revenues from post-contract customer support ratably over the contractual support term, generally one year.

In the future, we expect to derive revenues from contracts that provide for implementation services at a fixed hourly rate. On other contracts, we expect to derive revenues from the licensing of the installed product on a per transaction basis. In connection with these types of arrangements, we will recognize the fair value of the implementation services as the services are delivered and will recognize license fees on a monthly basis at the contractual rate.

We bill customers according to contract terms. We record as deferred revenues amounts billed to customers in excess of revenues recognized.

The quarter ending September 30, 2001 was the second full quarter with consolidated revenues and expenses from the Prime Response acquisition.  Additionally, approximately half of the quarter ended June 30, 2001 and all of the quarter ended September 30, 2001 included consolidated revenues and expenses associated with the asset acquisitions from Actionpoint and ASP Outfitter.  As a result of these acquisitions, comparison of prior period net revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 50% and 46% for the three months ended September 30, 2001 and 2000, respectively. Service revenues as a percentage of total revenues were 48% and 52% for the nine months ended September 30, 2001 and 2000, respectively.  We expect that service revenue will continue to represent over 40% of total revenues.

We sell our products through our direct sales force, and augments our sales efforts through relationships with system integrators, application service providers and technology vendors.

For the three months ended September 30, 2001 and 2000, international revenues were $17.9 million and $6.7 million or approximately 87% and 69% of our total net revenues, respectively. For the nine months ended September 30, 2001 and 2000, international revenues were $43.7 million and $15.7 million or approximately 84% and 71% of our total net revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

A small number of customers account for a significant portion of our total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on our revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

The following table summarizes the revenues from customers in excess of 10% of total net revenues (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Company A	14%	30%	12%	32%
Company B	15%	31%	20%	14%
Company C	--	--	11%	--
Company D	--	--	--	20%
Company E	--	15%	--	11%
Company F	--	11%	--	--
Company G	17%	--	--	--

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our fulltime employees increased from 250 at December 31, 2000 to 441 at September 30, 2001, representing an increase of approximately 76%. The major increase was due to the retention of certain employees from the Prime Response and Actionpoint Dialog Server asset acquisitions.  We anticipate that our operating expenses will continue to increase as we expand our product development, sales and marketing and professional services organization. We expect to incur net losses in the future.

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

Results of Operations

The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues:
License	50%	54%	52%	48%
Service	50	46	48	52

Total net revenues	100	100	100	100

Cost of net revenues:
License	3	2	3	2
Service	44	53	42	56
Non-cash compensation expense	1	7	1	9

Total cost of net revenues	48	62	46	67
Gross profit	52	38	54	33

Operating expenses:
Sales and marketing
Non-cash compensation expense	1	(1)	2	6
Other sales and marketing	56	57	58	71
Research and development
Non-cash compensation expense	2	8	2	9
Other research and development	24	36	29	47
Purchased in-process research and development	--	8	5	19
General and administrative
Non-cash compensation expense	1	2	1	3
Restructuring expense	--	--	2	--
Other general and administrative	11	17	13	18
Amortization of intangible assets	15	4	12	2
Restructuring Expense	--	--	3	--
Total operating expenses	110	131	127	175
Loss from operations	(58)	(93)	(73)	(142)
Interest expense	--	--	--	(1)
Other income (expense), net	7	10	7	12
Net loss	(51)%	(83)%	(66)%	(131)%

Comparison of the Three Months Ended September 30, 2001 and 2000

Net Revenues

License. License revenues for enterprise applications for the three months ended September 30, 2001 increased to approximately $7.5 million from $5.3 million for the three months ended September 30, 2000, or approximately 42%. Software license revenues for packaged solutions for the three months ended September 30, 2001 increased to approximately $2.8 million from zero for the three months ended September 30, 2000.  The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers, higher average transaction size and sales of licenses of the suite of marketing software resulting from the Prime Response and Actionpoint acquisitions.

Service. Service revenues for enterprise applications increased to approximately $7.2 million for the three months ended September 30, 2001 from $4.4 million, or approximately 64%, for the three months ended September 30, 2000.  Service revenues for packaged applications increased to approximately $3.0 million for the three months ended September 30, 2001 from zero, for the three months ended September 30, 2000.  The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues increased to $687,000 for the three months ended September 30, 2001 from $221,000, or approximately 211%, for the three months ended September 30, 2000. The cost of net license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service. Cost of net service revenues, before the effect of non-cash compensation expense, increased to $9.1 million for the three months ended September 30, 2001 from $5.1 million, or approximately 78%, for the three months ended September 30, 2000. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements and additional service personnel expenses from the Prime Response acquisition.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense and restructuring expenses, increased to $11.5 million for the three months ended September 30, 2001 from $5.5 million or approximately 109%, for the three months ended September 30, 2000. The increase in these expenses for the three months ended September 30, 2001 compared to the same time period in 2000 was attributable to increases of $3.9 million in personnel expenses, $1.6 million in allocated depreciation and overhead costs, and $485,000 in marketing and advertising costs.

Research and development. Research and development expenses before the effect of non-cash compensation expense, restructuring expenses and purchased in-process research development increased to $5.0 million for the three months ended September 30, 2001 from $3.5 million, or approximately 43%, for the three months ended September 30, 2000. The increase was mainly due to an increase of $794,000 in personnel related expenses and $724,000 in allocated depreciation and overhead costs.

General and administrative. These expenses, before the effect of non-cash compensation expense and a restructuring charge for office closings, increased to $2.3 million for the three months ended September 30, 2001 from  $1.7 million, or approximately 35%, for the three months ended September 30, 2000.  The increase in these expenses was mainly attributable to $546,000 in personnel related expenses and overhead costs associated with supporting other functional groups within Chordiant.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $839,000 for the three months ended September 30, 2001 and $1.7 million for the three months ended September 30, 2000.

Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2001 was $3.2 million of which $2.0 million is attributable to the acquisition of Prime Response in March 2001, $449,000 is attributable to our acquisition of White Spider during 2000. The remaining balance of $676,000 is related to the acquisitions of certain assets from Actionpoint, Inc. and ASP Outfitter, Inc. in May 2001.  We will adopt SFAS 142 effective January 1, 2002, which will result in us no longer amortizing existing goodwill.

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

Consolidation of excess facilities

We accrued for lease costs of $774,000 in the first quarter of 2001 pertaining to the estimated future gross obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001, we entered into a favorable sublease transaction, which led to a $210,000 reduction in the corresponding facilities charge.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Asset Write-offs	Other	Total
Restructuring reserve:
Severance and benefits	$--	$689	$--	$--	$689
Accrued lease costs	774	--	--	--	774
Property and equipment write-off	--	--	46	--	46
Other Charges	--	--	--	401	401

Total	774	689	46	401	1,910
Cash paid	(248)	(689)	--	(401)	(1,338)
Provision adjustment	(210)	--	--	--	(210)
Non-cash	--	--	(46)	--	(46)

Reserve balance at September 30, 2001	$316	$--	$--	$--	$316

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal 2011. For the nine months ended September 30, 2001, we have recorded $1.7 million in restructuring related expenses. These charges primarily relate to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees. We expect to substantially complete implementation of our restructuring program during the next three months.

Interest and Other Income (Expense), and Interest Expense

Interest and other income, net, and interest expense consists primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense remained relatively flat at $31,000 for the three months ended September 30, 2001 from $30,000 for the three months ended September 30, 2000. Interest and other income (expense), net increased to $1.5 million for the three months ended September 30, 2001 from $1.0 million for the three months ended September 30, 2000. The increase in interest and other income is primarily attributable to an early termination of a contract by a customer and the effect of currency translation gains and losses.

Comparison of Nine Months Ended September 30, 2001 and 2000

Net Revenues

License.  License revenues for enterprise applications for the nine months ended September 30, 2001 increased to approximately $17.5 million from $10.7 million for the nine months ended September 30, 2000, or approximately 64%.  License revenues for packaged solutions for the nine months ended September 30, 2001 increased to approximately $9.4 million from zero for the nine months ended September 30, 2000.  The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Service.  Service revenues for Enterprise applications increased to approximately $19.4 million for the nine months ended September 30,2001 from $11.4 million, or approximately 70%, for the nine months ended September 30, 2000.  Service revenues for packaged applications increased to approximately $5.8 million for the nine months ended September 30,2001 from zero, for the nine months ended September 30, 2000.

Cost of Net Revenues

License.  Cost of net license revenues increased to $1.5 million for the nine months ended September 30, 2001 from $444,000, or approximately 238%, for the nine months ended September 30, 2000. The cost of net license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service.  Cost of net service revenues, before the effect of non-cash compensation expense and restructuring related expenses, increased to $22.0 million for the nine months ended September 30, 2001 from $12.5 million, or approximately 76%, for the nine months ended September 30, 2000. The increase was primarily due to increased staff to support a higher number of product-related engagements and additional service personnel expenses from the Prime Response acquisition.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense and restructuring expenses, increased to $30.2 million for the nine months ended September 30, 2001 from $15.6 million or approximately 94%, for the nine months ended September 30, 2000. The increase in these expenses for the nine months ended September 30, 2001 compared to the same time period in 2000 was attributable to increases of $9.9 million in personnel expenses, $2.1 million in allocated depreciation and overhead costs, $1.5 million in marketing and advertising costs and $1.1 million in travel and entertainment costs.

Research and development.  Research and development expenses before the effect of non-cash compensation expense, restructuring expenses and purchased in-process research development increased to $14.9 million for the nine months ended September 30, 2001 from $10.4 million, or approximately 43%, for the nine months ended September 30, 2000. The increase was mainly due to an increase of $2.3 million in personnel related expenses and $2.2 million in allocated depreciation and overhead costs.

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

The value of the purchase in-process research and development was determined by estimating the projected net cash flows related to the product, determined based upon our estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) for each project was calculated and then was applied to the net cash flows for the product. The cash flows were then discounted back to their net present value.

General and administrative.  General and administrative expenses, before the effect of non-cash compensation expense and a restructuring charge for office closings, increased to $7.0 million for the nine months ended September 30, 2001 from  $4.1 million, or 71%, for the nine months ended September 30, 2000.  The increase in normal operating expenses was mainly attributable $1.6 million in personnel related expenses and $1.3 million in overhead costs associated with supporting other functional groups within Chordiant.

Non-cash compensation expense.  In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $2.6 million for the nine months ended September 30, 2001 and $5.9 million for the nine months ended September 30, 2000.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2001 was $6.2 million of which $3.9 million is attributable to the acquisition of Prime Response in March 2001, $1.4 million is attributable to our acquisition of White Spider during 2000. The remaining balance of $889,000 is related to the acquisitions of certain assets from Actionpoint, Inc. and ASP Outfitter, Inc. in May 2001.

Associated with the acquisition of certain assets from Actionpoint, Inc., we recorded intangibles in the amount of $7.4 million of which $3.3 million was attributed to goodwill. Intangible assets for the asset acquisition from Actionpoint such as developed technology, workforce-in-place, core technology, and goodwill are being amortized over periods of one and one half years, two years, and three years, respectively.

Associated with the acquisition of certain assets from ASP Outfitter, Inc., we recorded intangibles in the amount of $1.1 million of which $133,000 was attributed to goodwill. Intangible assets for the asset acquisition from ASP Outfitter such as workforce-in-place and goodwill are being amortized over a period of two years and three years, respectively.

Interest and Other Income (Expense), and Interest Expense

Interest and other income, net, and interest expense consists primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $77,000 for the nine months ended September 30, 2001 from $249,000 for the nine months ended September 30, 2000. The decrease is due primarily to repayment of borrowings. Interest and other income (expense), net increased to $3.8 million for the nine months ended September 30, 2001 from $2.5 million for the nine months ended September 30, 2000. The increase is primarily attributable to an early termination of a contract by a customer and the effect of currency translation gains and losses.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2001, net cash used to fund operating activities was $23.6 million. Net cash provided by investing activities was $11.8 million, primarily related to the acquisition of Prime Response. Our cash and cash equivalents decreased by approximately $11.0 million since December 31, 2000.

On October 15, 2001, we renewed terms and conditions for a line of credit composed of two elements, an accounts receivable line and an equipment line.

Under the renewed terms and conditions of the accounts receivable line, the total amount of the line of credit is $11.5 million. At our option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate plus 1.5% or the LIBOR Option (1,2,3 or 6 month maturity) plus 500 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There were no borrowings outstanding at September 30, 2001 under the line of credit.

Borrowings under our $2.0 million equipment line bear interest at the lending bank's prime rate plus 2.0%. Borrowings outstanding under a previous term facility were $190,000 at September 30, 2001.

Our assets secure borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants.

We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. Our restructuring costs associated with the Prime Response acquisition will be financed through existing cash resources and most likely will not have a significant impact on our financial position and results of operations.  In addition, we may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next 12 months. After that period, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

RISK FACTORS

Because our short operating history makes it difficult to evaluate our prospects, our future financial performance may disappoint investors and result in a decline in our stock price.

You must consider our prospects given the risks, expenses and challenges we might encounter because the company is at an early stage of development and growth in a new and rapidly evolving market. Until September 1997, we were engaged primarily in the research and development of our software products. We licensed our first product in September 1997 and our sales and service organizations are relatively new and still growing. Due to our short operating history, our future financial performance is not predictable and may disappoint investors and result in a substantial decline in our stock price. The revenue and income potential of our products are unproven.

We expect to continue to incur losses and may not achieve or maintain profitability, which may cause our stock price to decline.

We incurred net losses of $10.5 million and $32.9 million for the three and nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $130.8 million. We expect to continue to incur losses on both a quarterly and annual basis at least through the first half of 2002. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth or that it will generate sufficient revenues to achieve profitability.

Our operating results fluctuate significantly and an unanticipated decline in revenues may disappoint investors and result in a decline in our stock price.

Our quarterly revenues will depend primarily upon product implementation by our customers. We have  historically recognized most of the company's license and services revenue using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion of implementation of our products and we expects this practice to continue. Thus, delays in implementation by our customers and systems integration partners will reduce our quarterly revenue. Historically, a substantial portion of new customer orders have been booked in the third month of the calendar quarter, with many of these bookings in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly deferred revenue. If our revenues or operating margins are below the expectations of any securities analysts that may analyze us, or investors, our stock price is likely to decline.

Our products need to successfully operate in a company-wide environment, if they do not we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy the products, it could damage our reputation and reduce revenues. Our success requires that the company's products be highly scalable, or able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict.

Failure to successfully customize or implement our products for a customer could prevent recognition of revenues, collection of amounts due or cause legal claims by the customer.

If a customer is not able to customize or deploy our products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against us. We have, in the past, had disputes with customers concerning product performance. One dispute, from a 1995 consulting agreement, resulted in a settlement following contractually-required mediation. One, from a 1997 product license, resulted in a settlement following litigation. One, from a product license and related service agreements, was resolved in February, 2000.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, deferred revenue could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party system integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability.  In addition, we cannot predict what effect the terrorist attacks of September 11, 2001 and the related military conflict will have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours.  If these or other outside factors cause existing or prospective customers to cancel or delay deployment of products such as ours, our operating results would be adversely affected.

Because a small number of customers account for a substantial portion of our software license revenues, our revenues could decline if we lose a major customer.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended September 30, 2001 revenues from companies G, B and A accounted for 17%, 15% and 14% of total net revenues, respectively. For the three months ended September 30, 2000, revenues from companies B, A, E and F accounted for 31%, 30%, 15% and 11% of total net revenues, respectively. For the nine months ended September 30, 2001 revenues from companies B, A and C accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2000, revenues from companies A, D, B and E accounted for 32%, 20%, 14% and 11% of total net revenues, respectively.  We expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Defects in our products could diminish demand for our products and result in decreased revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time to time in our new or enhanced products, including the recently announced products within the J2EE architecture, after commencement of commercial shipments resulting in decreased revenues, decreased sales, injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products as well as in third party products, and as a result has experienced delays in the shipment of our new products. The latest version of our primary product suite was introduced in September 2000.

Our failure to maintain strong relationships with system integrators would harm our ability to market and implement our products and reduce future revenues.

Failure to establish or maintain relationships with systems integrators would significantly harm our ability to license our software products. System integrators install and deploy our products, in addition to those of our competitors, and perform custom integration of systems and applications. Some system integrators also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than it would have to otherwise. Our efforts may also not be as effective as those of the system integrators, which could reduce revenues. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with these system integrators and, as a result, these system integrators may be more likely to recommend competitors' products and services.

In particular, we have established a non-exclusive relationship with EDS, a large system integrator of ours.  Deterioration of our relationship with EDS could have a material adverse effect on sales of our products.

To date, our sales have been concentrated in the financial services, travel and leisure, automotive and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in four markets -- financial services, travel and leisure, automotive and telecommunications -- accounted for 96% and 97% of total net revenues for the three and nine months ended September 30, 2001 and 82% of total net revenues for both the three and nine months ended September 30, 2000, respectively. We expect that revenues from these four markets will continue to account for a substantial portion of our total net revenues in 2001. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our gross margin in services revenues has historically been negative. Service revenues have also had lower gross margins than our license revenues. As a result, an increase in the percentage of total net revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. We anticipate that service revenues will continue to represent over 40% of total net revenues. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our service revenues.

Because competition for qualified personnel could again become intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, including Samuel T. Spadafora, our chairman of the board of directors and chief executive officer, and Stephen Kelly, our president and chief operating officer.  As part of a long planned management succession strategy, we announced the promotion of Stephen Kelly to chief executive officer effective January 1, 2002. Samuel T. Spadafora will continue in his role as chairman of the board of directors.  We have entered into employment agreements with personnel it feels key to the success of the company. We have experienced turnover in our key personnel in the recent past.

In particular, our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people who are able to target prospective customers' senior management, and who can productively generate and service large accounts. There is a shortage of qualified sales personnel and competition for such personnel can be intense in the markets in which we compete.

We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our products.

We license technology from several software providers that are incorporated in our products. In particular, we license Forte 4GL Runtime and related iPlanet products from iPlanet, a Sun Microsystems, Inc. company. Our license agreement with Sun Microsystems was renewed in October 2001. We anticipate that we will continue to license technology from iPlanet and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the iPlanet technology or other technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

Defects in third party products associated with our products could impair our products' functionality and injure our reputation.

The effective implementation of our products depends upon the successful operation of third party products in conjunction with our products. Any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. In the past, while our business has not been materially harmed, product releases have been delayed as a result of errors in third-party software and we have incurred significant expenses fixing and investigating the cause of these errors.

Our customers and system integration partners have the ability to alter our source code and inappropriate alterations could adversely affect the performance of our products, cause injury to our reputation and increase operating expenses.

Customers and system integration partners have access to our computer source code when they license our products and may alter the source code. Alteration may lead to implementation, operation, technical support and upgrade problems for our customers. This could adversely affect the market acceptance of our products, and any necessary investigative work and repairs could cause us to incur significant expenses and delays in implementation.

If we fail to introduce new versions and releases of functional and scalable products in a timely manner, customers may license competing products and our revenues may decline.

If we are unable to ship or implement enhancements to our products when planned, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to achieve anticipated revenues. A majority of our total revenues have been, and are expected to be, derived from the license of our primary product suite. Our future operating results will depend on the demand for these products by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products and introduce new features and functionality in a timely manner, demand for our products may decline. We have in the past experienced delays in the planned release dates of new versions of our software products and upgrades. New versions of our products may not be released on schedule or may contain defects when released.

If our products do not operate with the hardware and software platforms used by our customers, customers may license competing products and our revenues will decline.

If our products fail to satisfy advancing technological requirements, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors such as:

  our ability to integrate our products with multiple platforms and existing or legacy systems;

  our ability to anticipate and support new standards, especially Internet and enterprise Java standards; and

  the integration of additional software modules and third party software applications with our existing products.

Our reliance on international operations may cause reduced revenues, increased operating expenses and cause our net income to decline.

During the three and nine months ended September 30, 2001, international revenues were $17.9 million and $43.7 million or approximately 87% and 84% of our total net revenues, respectively. During the three and nine months ended September 30, 2000, international revenues were $6.7 million and $15.7 million or approximately 68% and 69% of our total net revenues, respectively. We expect international revenues will continue to represent a significant portion of our total net revenues in future periods.

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

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and adversely affect our operating expenses and net income.

Our international sales are both U.S. dollar and local currency denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

Our failure to integrate successfully our acquired companies could prevent us from operating efficiently.

On July 19, 2000, we completed our acquisition of White Spider Software, Inc., an early stage software company that had completed development of a beta version of a knowledge management software product. Upon the closing date, White Spider became a wholly-owned subsidiary of Chordiant.

On January 8, 2001, we entered into an agreement and plan of merger and reorganization with Prime Response Inc., a Delaware corporation, whose common stock was listed on the Nasdaq National Market under the symbol "PRME", pursuant to which we exchanged 0.60 shares of its common stock for each outstanding share of Prime Response common stock. On March 27, 2001, the stockholders of Prime Response approved the merger agreement and our stockholders approved the issuance of shares of Chordiant common stock to the stockholders of Prime Response. As of March 27, 2001, Prime Response is a wholly-owned subsidiary of ours. Prime Response is a provider of integrated relationship marketing software solutions.

On May 17, 2001, we completed our acquisition of certain assets associated with the Dialog Server product suite from Actionpoint, Inc., as a result of which, certain members of the  Dialog Server development, support, and marketing team from Actionpoint, Inc. became our employees.

On May 29, 2001, we acquired certain intellectual property assets and technology of the AoNet J2EE Workflow Server from ASP Outfitter, Inc

Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and various types of business combinations. To implement this strategy, we may in the future be involved in additional merger and acquisition transactions. Acquisition transactions are motivated by many factors, including our desire to acquire skilled personnel, our desire to obtain new technologies and our desire to expand and enhance our product offerings. Growth through acquisitions has several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into our organization, the substantial management time devoted to integrating the companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into our products and media properties (such as unanticipated expenses). Realization of any of these risks in connection with any mergers or acquisitions we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Our current competitors include:

  Internal information technology departments: In-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.

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

Our success and ability to compete depends upon our proprietary technology. We rely on trademark, trade secret and copyright laws to protect our intellectual property. We have no patents or patent applications. We ship source code to our customers and third party system integrators and partners are given access to it. Despite our efforts to protect our intellectual property, a third party could copy or obtain the source code to our software or other proprietary information without authorization and/or could develop software competitive to the company's. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology or duplicate our products.

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

If we become subject to intellectual property infringement claims, these claims could be costly and time-consuming to defend, divert management's attention and cause product delays, and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management's attention, or cause product delays. We have no patents or patent applications that we could use defensively against any company bringing such a claim. If any of our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

Our stock price is subject to significant fluctuations.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, recently, the stock market, in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures have been provided.

Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

Foreign Currency Risk.  International revenues denominated in the local currency of each country accounted for approximately 67% and 46% of total revenues for the three and nine months ended September 30, 2001. Our branches also incur most of their expenses in their respective local currencies.

We utilize foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities.  Gains and losses on foreign exchange contracts are reflected in the income statement. As of September 30, 2001, we do not have any outstanding foreign exchange contracts.

We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on us for the quarter ended September 30, 2001 was not material.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

  Not applicable.

  Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

In September 2001, George Reyes joined the our board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form8-K

On September 8, 2001, we filed a current report on Form 8-K announcing the appointment of George Reyes to our board of directors.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

Chordiant Software, Inc.

(Registrant)

By:	/s/ Steve G. Vogel

Steve G. Vogel
Senior Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

      All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.