Form 10-K
period 2001-12-31
CHORDIANT SOFTWARE INC
filed 2002-03-29
CIK 1042134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended December 31, 2001

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                         Commission file number: 0-29357

                            Chordiant Software, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                      93-1051328
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

  20400 Stevens Creek Blvd., Suite 400                       95014
        Cupertino, California                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 517-6100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2001 was approximately $420,205,116.

The number of shares outstanding of the issuer's common stock as of December 31, 2001 was 53,190,521.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2002, in connection with the registrant's 2002 Annual Meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report.

                                     PART I

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Annual Report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding our future financial results, trends, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "goals," "anticipates," "believes," "estimates," "predicts," "potential," "projects" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed herein as set forth under the captions "Business," "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These and many other factors could affect our future financial and operating results. Actual results may differ substantially from those projected, expressly or impliedly, in such forward-looking statements. We do not undertake an obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We caution that our business and financial performance are subject to substantial risks and uncertainties.

ITEM 1. BUSINESS

Overview

We provide customer relationship management (CRM) software solutions for global business-to-consumer enterprise companies. We believe our solutions enable these companies, who depend upon and value their customer relationships, to improve customer retention and build long-term, profitable relationships with customers. Our target customers are companies with a multitude of highly complex and demanding customer relationships that require high levels of personalized services. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements of these companies for enterprise-wide CRM software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell, and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the web and e-mail.

Industry Background

The enterprise market opportunity is large, pervasive and continually growing. We believe customers today place increasing value on real-time access to information, products and services. To be successful in building long-term, profitable relationships with customers, we believe companies must take a strategic approach to attract and retain valuable customers. Companies need to develop and execute a new set of strategies that provide users with personalized experiences when they first contact a company. Companies must be more responsive to customer needs and must deliver superior customer service and satisfaction to differentiate themselves from their competitors. Companies must provide relevant and targeted information and experiences each time an individual customer interacts with the business to retain their customers. Moreover, companies must recognize that every customer interaction provides an opportunity to sell additional, and more valuable, products and services and to increase customer loyalty through personalized customer interaction. Many business to consumer companies are seeking to improve their ability to interact with individual customers in real-time and to deliver the appropriate service offering at every point of customer contact. This requires implementation of the company's business processes from multiple lines of business to consistently market, sell and deliver service to their customers throughout the enterprise. Addressing customer retention, maximizing lifetime profitability of existing customer relationships in an increasingly competitive environment, and effectively attracting new customers are a primary business drivers today for global consumer companies.

To improve the business results with existing customers, companies seek to improve their capability to interact with their customers on an individual basis by integrating the company's customer information, lines of business, multiple data sources, business channels, points of customer interaction and by monitoring real-time customer events. By combining the total view of customer information in real-time with real-time processes and policies, companies are enabled to interact with customers across multiple dimensions of their businesses and to serve proactively individual customers' inquiries and interactions. Companies enabled to address multiple dimensions of their customers in real-time can proactively follow-through on marketing offers and service inquiries to market and serve effectively each customer's individual needs.

We believe that companies need a flexible, integrated software solution that supports all channels of customer contact with a comprehensive single view of the customer combined with consistent business services. Today, customer data must be accessed from multiple sources, applications and transaction systems to respond to customer inquiries following company-specific business rules. Unlike traditional customer profiles, a comprehensive single view of the customer must be updated in real time for each customer contact and must reflect the customer's contact history and other relevant information. A completely customer-focused software solution improves the ability to attract, engage and retain customers on a personalized basis and to understand their needs and preferences, which enables companies to provide consistent interactions with customers through any communication channel.

The business channels and communication touch points between companies and their employees, partners and customers have grown to include not only traditional channels such as direct mail, the telephone, retail stores and direct sales forces, but also newer channels such as e-mail, web commerce sites and web self-service sites. As a result, valuable customer data is stored in numerous, disparate back-office systems, numerous enterprise software applications as well as data stores that are commonly transactional systems, fulfillment systems and a variety of customer data sources. Because most companies lack an integrated customer service information infrastructure and maintain customer data in these various disparate systems, consolidating data in real-time and addressing the multiple dimensions of the business interactions with various customers to create a single customer view is a difficult task. We believe companies need to implement an integrated enterprise information platform to integrate marketing, selling and service interactions to serve and market effectively to meet their customer's individual needs.

There are many challenges to implementing an enterprise approach that is focused on individual customers. These challenges include providing customers access to information and functionality that traditionally resides within complex back-end systems and integrating and managing disparate systems and generating relevant processes in real-time. Successful integration of these systems and the creation of a comprehensive single view of the customer allow companies to control routing and prompting of appropriate responses to the customer in an automated and dynamic process.

Many existing CRM product offerings do not meet the new requirements of an enterprise view of customer relationships. Traditional applications for sales-force automation, call centers and field service management were originally designed for departmental functions and use by employees rather than customers. The growth of the Internet has given rise to a wide range of new products focused on a specific channel of customer contact such as web self-service, e-mail response and marketing automation. These single function web-based products are not likely to replace existing means of handling customer service and commerce. For instance, many companies continue to rely heavily on telephone-based customer service representatives and are struggling to integrate web and e-mail products with telephone services. Companies have responded to the lack of integration among existing products by attempting to design and build their own e-business software applications. The cost and time involved in custom building these new systems can be prohibitive, and the expertise required to design and integrate the systems are often beyond the capabilities of many companies. Additionally, most commercially available and custom-built systems lack the flexibility to integrate existing and anticipated technologies or to allow customization to keep up with a constantly changing Internet economy.

The Chordiant 5 Solution

Until now, the complexities of multi-dimensional customer interactions have forced enterprises to settle for prepackaged CRM applications that require predetermined, inflexible, vendor-defined customer data models, processes and solutions. Custom-built solutions sometimes yielded better results, but have been slow to build, costly to deliver and expensive to maintain.

A complex business environment and customer needs are in a constant state of change. Yet, to date, the complexities of marketing, selling and servicing multiple product lines to multitudes of customers have confounded the efforts of prepackaged CRM application vendors, delivering only static vs. dynamic CRM solutions. We believe that a CRM solution with real-time capabilities and multi-dimensional customer interactions that are delivered across the enterprise and are powered by business rules and processes address this complex business environment and constantly changing customer needs.

Our CRM solution, Chordiant 5, is an enterprise CRM solution designed for global enterprises seeking to optimize marketing, selling and servicing efforts. We have designed our solution to integrate customer information from different data sources, generate business processes based on a customer's specific profile and requests, and provide uniform service and data to customers across multiple communications channels. Our solution is designed to enable companies to deliver appropriate offers and information to a targeted customer at the time of customer need. We believe that companies that use our products can increase the value derived from their customers through improved retention rates and linked selling opportunities that result from a personalized customer interaction.

The Chordiant 5 solution includes the Chordiant 5 Enterprise Platform, Chordiant 5 Marketing and Chordiant 5 Selling & Servicing products. This integrated suite of applications is built upon our JX architecture and is designed to leverage existing business data and information technology systems. Our products offer companies a way to facilitate dynamic customer interactions across their enterprises thereby allowing companies to differentiate their service to customers and seek competitive advantages over their competitors.

Key benefits of our solution include the following:

Comprehensive single view of the customer in real-time. Companies that have a comprehensive profile of each customer and that distribute information throughout their enterprise to the points of customer contact can provide a more consistent and personalized consumer experience. Our data management technology helps companies develop a real-time profile of the customer by integrating, consolidating and managing data derived from external and internal sources. Our solution uses multiple data sources, existing applications and transaction systems to build a comprehensive profile of the customer and generate the appropriate response at the time of customer contact.

Automated, sophisticated decision-making processes. Workflow and rules-driven business processes help companies to make automated, yet informed, decisions about customer inquiries. Our workflow processing system supports customizable business processes allowing companies to develop business rules that will be implemented consistently. Our workflow editor is a graphical user interface application that allows companies to customize and automate their unique business rules. Business rules, policies, and processes can be changed and reused quickly in a number of customer-facing applications. Our sophisticated routing engine is designed to allow companies to instantly determine how to respond to specific customer inquiries and generate offers appropriate for particular customers.

Consistent customer experience across multiple channels. We believe that companies providing customers with a consistent experience across multiple communication channels enjoy greater customer satisfaction because customers are able to receive the same reliable service and information regardless of how they choose to contact the company. There is a large and increasing number of customer communications channels, including web, e-mail, fax, self-service systems, mobile devices, call centers and retail outlets. Our solution implements a common set of business rules uniformly across systems already existing in different customer communications channels.

Standard and customizable business services. We believe that companies that implement their unique business services will realize greater levels of efficiency, consistency and customer satisfaction. Our solution provides a broad set of standard business objects, or fundamental business functions, that are common across industries. These standard business objects can be modified to accommodate specific customer and business processes, policies and transactions of individual companies. Our solution adapts to many existing company transaction systems and legacy data warehouses thereby leveraging these existing investments companies have previously made. We believe our solution allows companies an increased return on their existing information systems as measured by increased retention rates, increased revenue per customer and increased profitability.

Strategy

Our goal is to continue to provide innovative CRM solution software that enables companies to provide superior relationship marketing, personalized service and customer support to their individual customers across multiple communication channels.

Key elements of our strategy include the following:

Target leading global business-to-consumer companies. We continue to focus on the global leaders in the primary business-to-consumer markets by providing solutions to the financial services, telecommunications, travel and retail industries. These industries are characterized by complex transaction-oriented product offerings and large numbers of dispersed customers, partners, providers and suppliers. We intend to leverage our experience and continue to target sales and marketing activities through our direct sales force and integration partners to expand worldwide market share in our target markets. We believe that companies in these industries can realize significant business benefits and obtain a competitive advantage by implementing our solutions.

Expand worldwide infrastructure. We intend to continue to grow our global presence by expanding our worldwide field sales, marketing and services organizations. We plan to continue expanding our international presence by adding direct sales personnel and increasing our presence with our systems integrators.

Extend technology leadership and position. We intend to continue to devote resources to the design and development of new and innovative product capabilities. We have designed our latest version of our solution, Chordiant 5 Enterprise Platform, on the latest industry standards, including J2EE (Java 2 Enterprise Edition), XML (Extensible Mark-up Language) and SOAP (Simple Object Access Protocol). We believe that the Chordiant 5 solution, based on these industry standards, meets the latest corporate standards in enterprise CRM software computing.

Extend technology and integration alliances. We have developed existing technology and integration alliance partnerships with which we expect to continue to partner in our efforts to expand our presence in our target markets and meet the needs of customers and prospects. We will continue to seek strategic alliances to further assist in developing, marketing and selling our solutions. This approach is intended to leverage the technology and resources available to perform application design and development services for our customers and provides additional marketing and technical expertise in industry segments. To help ensure that we deliver comprehensive solutions to our customers, we have established strategic relationships with organizations in three general categories:

o    technology platform vendors;

o    software platform vendors; and

o    systems integrators.

Growth through vertical concentration and customer references. We plan to achieve additional market success by referencing customers who are successful in using our solution. Our most successful customers become valuable references for our future sales opportunities. To ensure that all our customers become our references, we intend to:

o deliver superior customer service to our customers, to ensure their long-term satisfaction and success with our solutions;

o work with experienced and knowledgeable systems integrators to enable our customers to implement successfully large-scale deployments of our solutions;

o deliver high quality customer education and training on our products to assist our customers to meet and exceed their business expectations; and

o hire and retain expert consultants to assist our customers in implementation of our solutions.

Product Solutions

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of individual customers across multiple business channels integrating multiple lines of business. Our solutions are designed to enable global business-to-consumer enterprises to optimize marketing, selling and servicing efforts. The Chordiant 5 solution suite, our newest product release, is typically licensed as an integrated set of applications and functionalities, and is based on our JX architecture which provides an open systems based environment capable of deployment throughout a customer's information technology infrastructure. This integrated suite includes the following products:

Chordiant 5 Marketing. Chordiant 5 Marketing automates the ongoing, complex
---------------------
marketing processes required to plan, define, execute and optimize marketing campaigns of business-to-consumer enterprises. The Chordiant 5 Marketing solution is an integrated set of applications designed to support a full range of marketing relationship management processes. Chordiant 5 Marketing is comprised of the following applications:

o Chordiant 5 Marketing Director powers complex relationship marketing campaigns across all traditional media channels: direct mail, telesales, and print and broadcast advertising.

o Chordiant 5 Online Marketing provides the execution server for web and e-mail based marketing campaigns.

o Chordiant 5 Mobile Marketing provides the execution server for mobile devices such as cellular phones.

o Chordiant 5 OneReporting provides real-time access to detailed marketing and customer information for creating reports, analysis and intelligent marketing decision-making.

Chordiant 5 Selling and Servicing. Chordiant 5 Selling & Servicing provides
---------------------------------
role-based application interfaces that optimize real-time, process-centric interactions between a company and its customers. The solution provides a company's employees who interact with customers and business partners a series of role-based interfaces for matching a company's unique business policies and processes to individual customers to optimize selling and servicing interactions. The application automates a company's business policies and processes accelerate customer sales cycles, improve customer interactions and gain consistent customer interactions. By using Chordiant 5 Selling & Services applications, companies are able to increase the effectiveness of sales or service offerings by matching customer profiles and contact histories with appropriate offers to increase cross-sell effectiveness and opportunities.

The Chordiant 5 Selling & Servicing application suite is comprised of the following products:

o Chordiant 5 Advisor is a web browser-based application that allows customer information and application functionality to be broadly shared within and outside a company. Chordiant 5 Advisor helps a company's employees and partners optimize customer selling and servicing interactions through a company's branch, back-office and partner/retail operations.

o Chordiant 5 Call Center Advisor is a desktop-based application designed to provide a full set of servicing and selling business processes for high volume transactional call centers. The desktop environment provides for computer telephony integration for call handling and customer-facing roles in high-volume transaction environments where guided selling and servicing processes are critical to meet significant performance and time-dependency requirements.

The Chordiant 5 Enterprise Platform. The Chordiant 5 Enterprise Platform
-----------------------------------
solution offers flexible servers for managing a company's business to consumer policies, processes, profiles and connections. The Chordiant 5 Enterprise Platform includes the Chordiant 5 Foundation Server, a set of Chordiant 5 application connectors, and four optional Chordiant 5 application server products.

o Chordiant 5 Foundation Server provides the software infrastructure to allow companies to access multiple data resources residing with a company's transaction systems and fulfillment systems while integrating with many existing enterprise back-office applications. Chordiant 5 Foundation Server integrates and communicates with telephony equipment, legacy systems and transactional applications. The Foundation Server enables workflow-driven interfaces and support for electronic communications, telephony systems and switches, relational databases, back-office business applications and legacy data warehouses. The Foundation Server includes a business process server, an integration server and an integrated set of application components.

o Chordiant 5 Collaboration Server is a Web-based interaction server that includes functionality for online chat, Web page pushing, synchronized co-browsing, and provides support for advanced Web applications.

o Chordiant 5 Rules Server is a configurable business policies server that allows companies to implement policies specific to their customer profiles, offers and business processes.

o Chordiant 5 Knowledge Server is a knowledge based server designed to provide intelligent responses to customer requests that are based on customer profiles, offerings of interest and an optimized set of similar inquiries.

o Chordiant 5 Connectors are connectivity applications that allow a business to access information and communications systems for maintaining persistent, real-time connections between information technology systems.

o Chordiant 5 Interaction Server is an interaction server for delivering complicated interactions to a web browser at the user interface such as smart forms, answer checking, and guided interactions.

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services, telecommunications, travel and leisure industries. Our customers, include: USAA, Chase Insurance, Metropolitan Life Insurance Company, CIBC Bank, Hutchinson 3G, Lloyds TSB Bank, Thompson Travel, British Sky Broadcasting (BskyB), Barclays Mercantile, Direct Line, Canadian Tire Acceptance Ltd., Halifax plc, Wachovia and The Royal Bank of Scotland plc.

As of December 31, 2001 we have licensed our software products and provided services to more than 150 customers. Our customers represent companies of all sizes, but our sales efforts are targeted on large global institutions from industries such as retailing, financial services, communications, and travel and leisure. For the years ended December 31, 2001 and 2000, no customer accounted for more than 18% and 30% of our revenues, respectively.

A small number of customers account for a significant portion of our total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a large impact on our revenues. For the year ended December 31, 2001 revenues from Companies F, G, D and C accounted for approximately 18%, 13%, 10% and 10%, respectively, of our total net revenues. In 2000, revenues from Companies G, F, and E accounted for approximately 30%, 19% and 14%, respectively, of our total net revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Technology

We design and build products to provide CRM solutions for large enterprises. Our JX architecture is an open standards based enterprise platform based on industry standard J2EE and XML technology. Our JX architecture delivers XML connectivity and a J2EE standard object environment. Our JX architecture and in particular the Chordiant Enterprise Platform are J2EE compliant. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with legacy and third-party information technology systems.

Our JX technology architecture has the following characteristics:

Reliability

Our JX architecture addresses three major problems that typically cause reliability problems with enterprise software products: software components not being available, transaction failures and inconsistent software versions deployed across distributed systems.

o Software Failover: Our JX architecture uses J2EE's failover capabilities for automatic software component failover. Therefore, if a component is not available on one system, a second system can respond without discernable impact from the end user's perspective.

o Enterprise Java Bean (EJB) Containers: Our JX architecture makes use of J2EE's EJB container function to account for transaction failures. If an object is written as an EJB, and an associated operation aborts, the object is restored to its original state. This ensures that a customer's data is not lost during a transactional operation.

o Java Archive: Our JX architecture also uses J2EE's Java Archive (JAR) capabilities to control version consistency of components. This ensures that system administrators do not install inconsistent versions of software across multiple machines, and end users do not run inconsistent applications that might cause a system crash or data loss.

Performance & Scalability

Excessive network traffic, serialized program execution, lack of load balancing or interpretive execution can cause performance and scalability problems in a corporate computing environment. Our JX architecture undergoes rigorous testing to ensure that it is suitable for deployment in scalable, high performance production systems. Our JX architecture features:

o Application Partitioning and Deployment: JX components can be separated and automatically distributed across available nodes in the network by using J2EE's Java Bean technology.

o Automated Load Balancing: Our JX architecture leverages J2EE's automated load balancing capability. As the number of requests or transactions on a system increases, JX automatically balances the load across multiple CPUs or systems.

o Compiling Extensions: Java programming can be used to extend or customize any component within our JX architecture. This allows for software code optimization and system performance improvements.

Middleware Interoperability:

The Chordiant 5 Foundation Server is based completely on our JX architecture and is typically deployed in enterprise environments that require interoperability with a company's existing or newly developed information technology systems. The architecture enables:

o Legacy Interoperability: Enterprise systems need connectivity with back-office legacy systems. Our JX architecture supports connectivity components compatible with the JCA 1.0 (Java Connector Architecture) specification.

o Middleware Interoperability: Enterprise applications inherently need to inter-operate with traditional middleware services and our architecture supports: MQ Series, Corba, RMI, IIOP, RPCs, Encina and Tuxedo.

Certain of our products use technology modules from third party technology providers including Sun Microsystems, IBM, BEA and Ilog, Inc. Our products are based on open system standards and are designed to be scalable and integrate with a company's various information technology systems, networks and telephony systems. Our enterprise platform solutions are based on industry standards and support industry standard J2EE application servers including IBM Websphere. Our Server software runs on UNIX server platforms from Sun Microsystems and IBM.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by the selling and support efforts of systems integrators and technology vendors. Our market focus is in the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers. We target our sales and marketing efforts, together with our product design efforts, on industries such as retail banking, insurance, consumer financial services, telecommunications, travel and leisure and retailers.

The sales process generally ranges from three to twelve months depending on the level of knowledge that prospective customers need about the use and benefits of our solutions and the involvement of systems integrators. During the sales process, we typically approach the senior management teams of the business and information technology departments of a prospective customer's organization. We utilize sales teams consisting of sales and technical professionals who work with our systems integration partners to create company specific proposals, presentations and demonstrations that address the needs of the business and technology requirements.

Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel, and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large-scale deployments anticipated by our customers will require a number of highly trained global services personnel.

In the United States we have sales offices in the greater metropolitan areas of Boston, Chicago, Dallas, and New York, and corporate offices located in Cupertino, California. Outside the United States, we have offices in London, Paris, Amsterdam, Frankfurt, Munich, Madrid, Johannesburg, Sydney and Melbourne.

We focus our marketing efforts on educating potential customers, generating new sales opportunities and creating awareness of our solutions. We conduct a variety of marketing programs to educate our target market, including direct marketing campaigns, seminars, trade shows, press relations and industry analyst programs.

Our marketing organization is integral in acquiring, organizing and prioritizing customer and industry feedback to help provide product direction to our development organization. We also have a detailed product management process that surveys customers and identifies market needs to help predict and prioritize future customer requirements.

Our Services

We offer a comprehensive set of customer services including professional consulting services and product support and training services. We believe that providing high quality customer service is critical to achieving rapid product implementation, customer success and continued revenue growth.

Professional Services

We provide implementation consulting, education and customer support services to licensed customers through our worldwide professional services organization. Our professional services consulting teams assist customers and systems integrator partners in the design and implementation of our software solutions.

Our professional services organization deploys consultants as part of the project team alongside systems integration partners and members of the customer's internal team to provide technical knowledge, business engineering, project guidance and quality assessments during project implementation. In the design stage, we provide a variety of professional services that help determine a customer's business processes and the technical requirements of the solutions implementation. In the implementation stage, we use a delivery methodology to assist customers and integration partners in planning and managing the implementation. Typically, systems integrators, supported by our consultants, manage the overall project and implement the products with a customer's existing communications, applications, databases and transaction systems. In the final phases of an implementation, the systems integrators provide deployment services to enable a customer's internal team to implement the system, train internal users and provide first-level end-user support to the enterprise users.

Our methodology includes:

o    user requirements and needs analysis;

o    business process engineering consultation;

o    technical architectural analysis and performance planning;

o    project management support services;

o    technical support for customer specific development and deployment; and

o    technical support for software integration and communications integration.

Although our primary strategy is to leverage our strategic systems integration partners for implementations, our internal professional services organization is integral in implementing our software solutions for our customers. We believe that our consulting services enhance the use and administration of our software solutions, facilitate the implementation of our solutions and result in sharing best business practices with client and systems integrator project teams. In addition to implementing our software, our professional services organization works closely with our internal research and development organization to enhance existing, and design our new software solutions. Experience and knowledge gained by our professional services organization through repeated implementation of our products is routinely shared with our research and development staff.

We provide our customers with support and maintenance services including telephone support, web-based support and updates to our products and documentation. We believe that providing a high level of technical support is critical to customer satisfaction. We also offer extensive training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our solutions by the users within a company. Fees for our training services are typically charged separately from our software license, maintenance and consulting fees.

Services revenues provided by us in the year ended December 31, 2001 accounted for approximately 48% of our total net revenues.

Customer Support

Our customers have a choice of support and maintenance options depending on the level of service desired. Our technical support is available to clients by telephone, over the web and by e-mail. We maintain a technical support hotline staffed by engineers from 8:00 a.m. to 9:00 p.m., Eastern time, Monday through Friday, from our corporate headquarters in Cupertino, California, and local support during business hours for European customers from London, England. An optional premium service is also available providing technical support 24 hours a day, seven days a week. Additionally, we provide product enhancement releases to all customers as part of our support and maintenance contracts. We use a customer service automation system to track each customer inquiry until it is resolved. We also make use of our website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

Educational Services

We provide educational services to train and enable our systems integrators and customers to use our products. We offer a comprehensive series of training modules to provide the knowledge and skills to successfully deploy, use and maintain our products. These training courses focus on the technical aspects of our products as well as business issues and processes. A complete set of modules covering business engineering, project management and development engineering are available. Training courses can be provided on-site for a custom session for a fee and are regularly scheduled through classroom and lab instruction at our Cupertino, California corporate headquarters, and at our London, England offices for European systems integrators and customers.

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for negotiated fees. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees.

Product Development

We have made substantial investments in research and development through internal development, acquisitions and technology licensing. Our product development efforts are focused on extending our enterprise software solutions, CRM application components and business application functionality, self service and web-based collaboration functionality, and continued integration of key industry-specific transaction systems and services. Our product development organization is responsible for new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with third-party hardware and software platforms.

During 2001 we completed five acquisitions adding to the company's product development organization and product offerings. The acquisition of companies or technology assets included: Prime Response, for marketing automation solutions; AoNet, for J2EE workflow server technology, certain technology assets from ActionPoint Corporation, for web configuration and customer interaction server technology; certain assets from Pyxis, Inc., for insurance industry specific application components; and certain XML interface technology from EDS, Inc.

Our product development resources are organized into a number of development teams including:

o    Enterprise Platform development;

o    Marketing applications;

o    Selling and Servicing Applications;

o    Documentation; and

o    Product Release Management.

Our product development teams have extensive experience in distributed computing, J2EE and object oriented development, data management, workflow engineering, transaction system interfaces and Internet technologies. Our research and development expenditures before the effect of non-cash compensation expense and purchased in-process research and development were $6.5 million, $14.4 million and $20.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 2001, we recorded charges of $3.0 million for acquired in-process research and development costs in connection with our 2001 acquisitions.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations' productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and system integration relationships. To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Logica plc, and Ecsoft. We plan to expand these relationships to increase our capacity to sell and implement our products. We have trained a significant number of consultants in these organizations for the implementation and support of our solutions. We believe that expanding our relationships with systems integrators and independent consulting firms will enable the company to gain a greater share of the CRM market.

Technology Partnerships. We make extensive use of industry platforms and embrace a number of core technologies in our solution offerings. We have formed partnerships with vendors of software and hardware technology platforms. We currently maintain technology relationships with vendors such as Alcatel/Genesys, BEA Systems, Cisco Systems, IBM, Ilog, Inc., Oracle and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology. We believe that these relationships allow us to focus on our core competencies, accelerate our application development efforts around J2EE and XML standards by making use of industry J2EE application servers.

Competition

The market for our products is highly competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. The competitive landscape is quickly evolving to address the convergence of customer interaction applications, back-office systems and e-business services. To realize the potential of this convergence, companies must be able to offer personalized marketing and sales and extend e-business services to all points of customer contact. This must be done through an integrated system and customer data model tailored by each company to meet its specific customer requirements.

We believe that most large-scale CRM deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools. We also face competition from customers' internal development efforts, custom system integration, as well as other software providers that offer integration and development platforms. We believe that the market for enterprise customer relationship management has historically not been well-served by the application software industry.

Internal Development

Many of our customers and potential customers have in the past attempted to develop customer service, call center and customer relationship management systems in-house, either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. Custom development has the inherent limitation of being a high-cost alternative because it relies on building the entire solution from scratch and the resulting configuration is difficult to upgrade to take advantage of new requirements and new channels of communication. We expect that internal development will continue to be a significant source of competition. The competitive factors in this area require that we produce solutions that integrate effectively with the customer's existing information systems, scale to meet the needs of the customer's enterprise, and cost less than the result of an internal development effort. We cannot assure that we will be able to compete effectively against such internal development efforts.

Custom System Integration Projects

A second source of competition results from systems integrators engaged to build a custom development application. The introduction of a systems integrator typically increases the likelihood of success for the customer. The competitive factors in this area require that we demonstrate to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported product developed by a dedicated professional software organization.

We frequently rely on system consulting and systems integration firms for implementation and other global services, as well as recommendations of our products during the evaluation stage of the purchase process. Many of these third parties have similar and often more established relationships with our competitors. We cannot assure that these third parties, many of whom have significantly greater resources than us, will not market software products in competition with us.

Application Software Competitors

Our primary software competitors include providers of traditional customer relationship management, enterprise resources planning, call center and marketing automation software. Although these vendors have started to pursue the enterprise-wide opportunity of providing enterprise-wide solutions and services to all points of customer contact, we believe they are limited by their lack of multi-channel integration, real-time data models for integration of multiple data sources and lack of business process application generation and their database application architecture. Our competitors include; among others, companies such as: Oracle Corporation, PeopleSoft, Inc., SAP and Siebel Systems, Inc.

These competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, some competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition.

We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with other products and technologies, functionality and ease-of-use, the timely development and introduction of new products and product enhancements, as well as product reputation, quality, performance, price, customer service and support, and the vendor's reputation. Although we believe that our solutions currently compete well with regard to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

We believe that the principal competitive factors in our target markets include:

o    the breadth and depth of solutions;

o    product quality and performance;

o    relationships with systems integrators;

o    the ability to implement solutions;

o    establishment of a significant base of reference customers;

o    the ability of products to operate with multiple software applications;

o    customer service; and

o    product price.

Although we believe that our product competes favorably with these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial and personnel resources.

Intellectual Property and Propriety Rights

Our success is dependent upon our ability to develop and protect proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws to protect our intellectual property and proprietary rights.

We license our products through non-exclusive license agreements that impose restrictions on customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our rights in our products, documentation and other written materials under trade secret and copyright laws. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel, new product developments and enhancements to our existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

We integrate third party software into our products. This third party software may not continue to be available on commercially reasonable terms or at all. For example, we license Forte Tool and related Forte products from Sun Microsystems, iPlanet division, for prior versions of our Foundation Server product. Chordiant 5 Enterprise Platform does not require the use of the Forte Tool, however, some of our existing customers on prior versions of our products require Forte Tool development licenses and support. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our products is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

It is also possible that third parties will claim that we have infringed their current or future products. We expect that software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. If an infringement claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

As of December 31, 2001, we employed 436 full time employees. Of that total, 121 were primarily engaged in product development, engineering or systems engineering, 114 were engaged in sales and marketing, 137 were engaged in professional services and 64 were engaged in operational, financial and administrative functions.

As of February 28, 2002, we employed 397 full time employees. Of that total, 110 were primarily engaged in product development, engineering or systems engineering, 111 were engaged in sales and marketing, 129 were engaged in professional services and 47 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

BUSINESS RISKS

We expect to continue to incur losses and may not achieve or maintain profitability, which may cause our stock price to decline.

We incurred net losses of $42.3 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $140.2 million. We expect to continue to incur losses into the first two quarters of the current fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth, or maintain our past growth rates or that we will generate sufficient revenues to achieve profitability.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition could result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Our current competitors include:

o Internal information technology departments: In-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.

o Point application vendors: we compete with providers of stand-alone point solutions for web-based customer relationship management and traditional client/server-based, call-center service customer and sales-force automation solution providers.

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

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the year ended December 31, 2001 revenues from companies F, G, C and D accounted for 18%, 13%, 10% and 10% of total net revenues, respectively. For the year ended December 31, 2000 revenues from companies G, F and E accounted for 30%, 19% and 14% of total net revenues, respectively. While our size has increased and customer concentration has reduced, we still expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

o    Product and price competition;

o    Size and timing of individual license transactions;

o    Delay or deferral of customer implementations of our products;

o    Length of our sales cycle;

o Success in expanding our global services organization, direct sales force and indirect distribution channels;

o    Timing of new product introductions and product enhancements;

o    Appropriate mix of products licensed and services sold;

o    Levels of international transactions;

o    Activities of and acquisitions by competitors;

o Further deterioration and changes in domestic and foreign markets and economies; and

o    Our ability to develop and market new products and control costs.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Our operating results fluctuate significantly and an unanticipated decline in revenues may disappoint investors and result in a decline in our stock price.

Our quarterly revenues will depend primarily upon product implementation by our customers. We have historically recognized most of our license and services revenue using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. Thus, delays in implementation by our customers and systems integration partners would reduce our quarterly revenue. Historically, a significant portion of new customer orders have been booked in the third month of the calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly deferred revenue. If our revenues or operating margins are below the expectations of the investment community, our stock price is likely to decline.

Our failure to maintain and grow our relationships with systems integrators would harm our ability to market and implement our products and reduce future revenues.

Failure to establish or maintain relationships with systems integrators would significantly harm our ability to license our software products. Systems integrators install and deploy our products, in addition to those of our competitors, and perform custom integration of systems and applications. Some systems integrators also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have to otherwise. Our efforts may also not be as effective as those of the systems integrators, which could reduce revenues. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with these systems integrators and, as a result, these systems integrators may be more likely to recommend competitors' products and services.

Failure to successfully customize or implement our products for a customer could prevent recognition of revenues, collection of amounts due or cause legal claims by the customer.

If a customer is not able to customize or deploy our products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against us. We have, in the past, had disputes with customers concerning product performance. One dispute, from a 1997 product license, resulted in a settlement following litigation. One, from a product license and related service agreements, was resolved in February, 2000. For details regarding Chase Manhattan Mortgage Corporation, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, deferred revenue could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

Our stock price is subject to significant fluctuations.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, we and certain of our officers and directors, as well as certain of the underwriters from the our initial public offering, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York and consolidated under the caption, Weiss v. Chordiant Software, Inc., et al., Case No. 01-CV-6222. In the complaint, the plaintiffs allege that we, certain of our officers and directors and our initial public offering underwriters violated the federal securities laws because our registration statement and prospectus for our initial public offering contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

Our products need to successfully operate in a company-wide environment; if they do not we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy the products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed we may lose future sales opportunities and suffer decreased revenues.

Defects in our products could diminish demand for our products and result in decreased revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time to time in our new, acquired or enhanced products, including the recently announced products within the J2EE architecture. Any significant software errors in our products may result in decreased revenues, decreased sales, and injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products as well as in third party products, and as a result have experienced delays in the shipment of our new products. The latest version of our primary product suite was introduced in January 2002.

To date, our sales have been concentrated in the financial services, travel and leisure and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets -- financial services, travel and leisure and telecommunications -- accounted for 96% of our total net revenues for the year ended December 31, 2001 and 94% of total net revenues for the year ended December 31, 2000. We expect that revenues from these three markets will continue to account for a substantial portion of our total net revenues in 2002. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

In addition, we cannot predict what effect the political terrorist attacks of September 11, 2001 and the related military conflict will have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours. If these or other outside factors cause existing or prospective customers to cancel or delay deployment of products such as ours, our operating results would be adversely affected.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. As a result, an increase in the percentage of total net revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. We anticipate that services revenues will continue to represent over 40% of total net revenues. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

Because competition for qualified personnel could again become intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, including Samuel T. Spadafora, our chairman of the board of directors and Stephen Kelly, our president and chief executive officer. As part of a long planned management succession strategy, we announced the promotion of Stephen Kelly to chief executive officer effective January 1, 2002. Samuel T. Spadafora will continue in his role as chairman of the board of directors.

If we fail to introduce new versions and releases of functional and scalable products in a timely manner, customers may license competing products and our revenues may decline.

If we are unable to ship or implement enhancements to our products when planned, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to achieve anticipated revenues. A majority of our total net revenues have been, and are expected to be, derived from the license of our primary product suite. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline. We have in the past experienced delays in the planned release dates of new versions of our software products and upgrades. New versions of our products may not be released on schedule or may contain defects when released.

We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our products.

We license from several software providers technologies that are incorporated into our products. For example, we license Forte 4GL Runtime and related iPlanet products from iPlanet, a Sun Microsystems company. In addition, we license JRules software products from Ilog, Inc. and other products from other vendors. Our license agreement with Sun Microsystems was renewed in October 2001. We anticipate that we will continue to license technology from iPlanet, Ilog, Inc. and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the iPlanet or Ilog, Inc. technology or other technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

Defects in third party products associated with our products could impair our products' functionality and injure our reputation.

The effective implementation of our products depends upon the successful operation of third-party products in conjunction with our products. Any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. In the past, while our business has not been materially harmed, product releases have been delayed as a result of errors in third-party software and we have incurred significant expenses fixing and investigating the cause of these errors.

Our customers and system integration partners have the ability to alter our source code and resulting inappropriate alterations could adversely affect the performance of our products, cause injury to our reputation and increase operating expenses.

Customers and system integration partners have access to the computer source code for certain of our products and may alter the source code. Alteration of our source code may lead to implementation, operation, technical support and upgrade problems for our customers. This could adversely affect the market acceptance of our products, and any necessary investigative work and repairs could cause us to incur significant expenses and delays in implementation.

If our products do not operate with the hardware and software platforms used by our customers, customers may license competing products and our revenues will decline.

If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors such as:

o our ability to integrate our products with multiple platforms and existing or legacy systems;

o our ability to anticipate and support new standards, especially Internet and enterprise Java standards; and

o the integration of additional software modules and third party software applications with our existing products.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

During the year ended December 31, 2001, international revenues were $64.4 million or approximately 85% of our total net revenues. During the year ended December 31, 2000, international revenues were $25.8 million or approximately 77% of our total net revenues. We expect international revenues will continue to represent a significant portion of our total net revenues in future periods. We have faced, and will continue to face, risks associated with:

o    difficulties in managing our widespread operations;

o    difficulties in hiring qualified local personnel;

o    seasonal fluctuations in customer orders;

o    longer accounts receivable collection cycles;

o    expenses associated with products used in foreign markets;

o    currency fluctuation and hedging activities; and

o    economic downturns in international economies.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and adversely affect our operating expenses and net income. Our international sales are denominated in both the U.S. dollar and local currencies. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

Our failure to successfully integrate acquired companies and technologies into our operations and technologies could prevent us from operating efficiently.

Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and technology and other asset purchases. To implement this strategy, we expect to be involved in additional technology and asset purchase transactions. Acquisition transactions are motivated by many factors, including, among others, our desire to acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Growth through acquisitions has several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into our organization, the substantial management time devoted to integrating personnel, technology and entire companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into our products (such as unanticipated expenses). Realization of any of these risks in connection with any technology acquisition and/or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

If we become subject to intellectual property infringement claims, these claims could be costly and time-consuming to defend, divert management's attention, cause product delays and have an adverse effect on our revenues and net income.

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

Power system shortages and outages in California may result in harm to our operations due to a disruption of our development and administrative activities.

Over the past several years, California has experienced an energy crisis resulting in significant power shortages and outages. A sustained failure or frequent power failures could disrupt our operations and the operations of our third party service providers, which would limit our ability to provide our products and services to our customers, harming our customer relationships, and having an adverse effect on our operating results.

ITEM 2. FACILITIES

Our headquarters are located in offices that are approximately 31,000 square feet in Cupertino, California pursuant to an office lease expiring in July 2004. We also lease office space in Boston, Chicago, New York City, London, Paris, Amsterdam, Frankfurt, Munich, Madrid, Johannesburg, Sydney and Melbourne. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3. LEGAL PROCEEDINGS

Beginning in July 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York and consolidated under the caption, Weiss v. Chordiant Software, Inc., et al., Case No. 01-CV-6222. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings ("IPOs") of their common stock in the late 1990s (the "IPO Lawsuits"). In each of these complaints, the plaintiffs allege that we, certain of our officers and directors and our IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants in the IPO Lawsuits to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer any of the complaints, and no discovery has been served on us.

At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in the IPO Lawsuits in mid-March 2002, and would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the IPO Lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until summer 2002. We, with the assistance of our legal counsel, intend to defend our position in this matter vigorously.

In addition to these lawsuits, we are subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "CHRD." The following table shows, for the periods indicated, the high and low per share sales prices of our common stock, as reported by the Nasdaq National Market. The prices appearing in the tables below reflect over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

---------------------------------------------------------------------------
Year Ended December 31, 2001                            High        Low
---------------------------------------------------------------------------
          First Quarter                                  $4.94       $2.63
---------------------------------------------------------------------------
          Second Quarter                                 $3.51       $2.75
---------------------------------------------------------------------------
          Third Quarter                                  $3.10       $1.87
---------------------------------------------------------------------------
          Fourth Quarter                                 $8.00       $1.80
---------------------------------------------------------------------------
Year Ended December 31, 2000
---------------------------------------------------------------------------
          First Quarter                                 $39.44      $16.25
---------------------------------------------------------------------------
          Second Quarter                                $16.63       $5.44
---------------------------------------------------------------------------
          Third Quarter                                 $17.98       $7.38
---------------------------------------------------------------------------
          Fourth Quarter                                 $8.00       $1.88
---------------------------------------------------------------------------

As of December 31, 2001, there were approximately 305 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC's adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors and officers have entered into trading plans for selling shares in our securities. As of December 31, 2001, the directors and officers who have entered into trading plans include Stephen Kelly and Sam Spadafora. Since December 31, 2001, Joseph Tumminaro entered into a trading plan, and we anticipate that, as permitted by the Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and key employees may establish trading plans at some date in the future.

Recent Sales of Unregistered Securities

   We have sold and issued the following unregistered securities during the period covered by this Annual Report:

(1) In May 29, 2001, we issued an aggregate of 165,000 shares of common stock for the acquisition of certain intellectual property assets and technology of the AoNet J2EE Workflow Server from ASP Outfitter, Inc.

(2) On May 17, 2001, we issued an aggregate of 1,733,547 shares of common stock for the acquisition of certain assets associated with the Dialog Server product suite from Actionpoint, Inc., as a result of which certain members of the Dialog Server development, support, sales and marketing team from Actionpoint, Inc. became our employees.

The sales and issuances of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 506 of Regulation D of the Securities Act of 1933. Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions.

Use of Proceeds from Sales of Registered Securities

We commenced our initial public offering on February 14, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-92187) (the "Registration Statement"), which was declared effective on February 14, 2000. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Robertson Stephens, Dain Rauscher Wessels and Thomas Weisel Partners LLC (the "Underwriters"). Pursuant to the Registration Statement, we sold 4,500,000 shares of common stock at $18.00 per share resulting in gross proceeds of $81.0 million, $5.7 million of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $2.0 million and have been paid or are payable to unaffiliated parties. On February 25, 2000, the Underwriters exercised their over-allotment options and purchased 675,000 additional shares of common stock at the issuance price of $18.00 per share, of which 425,000 shares were sold by us and 250,000 were sold by two of our stockholders. In conjunction with our sale of the 425,000 shares, we received $7,114,500, net of commissions and costs. The total net proceeds to us from the initial public offering were approximately $80.4 million. We used a portion of the net proceeds to make a payment of $1,490,155 representing principal and accrued interest to the holder of our accounts receivable line of credit. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, we will invest the net proceeds in short-term, investment grade, and interest bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from the audited consolidated financial statements included in this Annual Report. The consolidated statement of operations data for the year ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from audited consolidated financial statements not included in this Annual Report. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options and warrants to purchase common stock and common stock subject to repurchase rights that we hold), since their effect would be antidilutive. See the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Our historical results are not necessarily indicative of results to be expected for future periods.

                                                                      Year Ended December 31,
                                                --------------------------------------------------------------------
                                                   1997          1998          1999          2000          2001
                                                --------------------------------------------------------------------
                                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue                                       $  2,908       $12,465       $17,588       $33,689       $75,971
                                                  --------       -------       -------       -------       -------
Net loss                                           (11,593)      (17,440)      (23,137)      (35,356)      (42,262)
                                                  ========       =======       =======       =======       =======
Net loss per share basic and diluted              $  (2.31)      $ (3.44)      $ (4.34)      $ (1.05)      $ (0.86)
                                                  ========       =======       =======       =======       =======
Weighted average shares used in
 computing basic and diluted net loss
 per share                                           5,009         5,075         5,327        33,690        49,252
                                                  ========       =======       =======       =======       =======


                                                                            As of December 31,
                                                     -----------------------------------------------------------------
                                                        1997           1998          1999           2000         2001
                                                     -----------------------------------------------------------------
                                                               (in thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents                            $18,916       $  1,713      $  6,719       $ 41,465     $ 27,068
Working capital (deficit)                              7,767        (10,162)        1,833         60,529       39,731

Total assets                                          21,360         11,521        22,086        107,448      114,865

Short-term and long-term borrowings                    1,268          1,687        13,225            595           75

Short-term and long-term deferred revenue             10,487          5,719        10,196         30,045       26,863

Mandatorily redeemable convertible preferred
 stock                                                28,949         28,949        51,609              -            -

Stockholders' equity (deficit)                       (20,682)       (37,604)      (57,782)        63,320       71,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Annual Report on Form 10-K entitled "Competition," "Proprietary Rights" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2002.

Overview

We provide customer relationship management (CRM) software solutions for global business-to-consumer enterprise companies. Our primary target markets include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships that require high levels of personalized services. We began marketing our enterprise applications software in 1997. Through our acquisitions including Prime Response and certain technology from ActionPoint, we recently added to our product offerings. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements these companies have for enterprise-wide CRM software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell, and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony the web and e-mail.

The quarter ended December 31, 2001 was the third full quarter with consolidated revenues and expenses from the Prime Response acquisition. Additionally, approximately half of the quarter ended June 30, 2001 and all of the subsequent quarters through December 31, 2001 included consolidated revenues and expenses associated with the asset acquisitions from ActionPoint and ASP Outfitter. As a result of these acquisitions, comparison of prior period net revenues and expenses may not be meaningful.

Service revenues as a percentage of total net revenues were 54%, 50% and 48% for the years ended December 31, 1999, 2000, and 2001, respectively. We expect that service revenue will continue to represent over 40% of total net revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the years ended December 31, 1999, 2000 and 2001, revenues were derived from customer accounts in the Americas, Europe (principally The United Kingdom) and the rest of the world (ROW). For the years ended December 31, 1999, 2000 and 2001, international revenues were $6.6 million, $25.8 million, and $64.4 million or approximately 38%, 77% and 85% of our total net revenues, respectively. We believe international revenues will continue to represent a significant portion of our total net revenues in future periods.

A small number of customers account for a significant portion of our total net revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on our revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total net revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers. Customer concentration has reduced and we expect that trend to continue.

Pricing pressure during the past year has intensified particularly with application products. Several of our competitors continue to aggressively price their products with large discounts in comparison to our prices. During a recent competitive sales cycle one competitor offered its product at a fraction of the cost of our software. While we won this transaction we cannot be sure that competitors won't offer their products at prices substantially under our prices. We believe this competitive pricing pressure will continue. Our strategy is to continue to offer products with functionality different and superior to our competitors.

Over the past two years our international revenue growth rate has rapidly outpaced our United States revenue growth rate. We feel this has occurred for several reasons. First, the U.S. economy has been weak compared to areas where we have an international presence. Second, our leadership has been very strong internationally as Stephen Kelly was personally responsible for promoting our strong growth in International Operations. Third, up until recently, the competition for sales personnel was very strong in the United States. And fourth, our acquisition of Prime Response had a very strong international presence. Assuming the United States economy begins to recover and given our focus which includes Stephen Kelly as our Chief Executive Officer and with Jeremy Coote, our new Americas' President, hired in December of 2001, we believe we will be able to increase our growth rate for our U.S. revenues more rapidly than our international revenues.

The following table summarizes the revenues from customers in excess of 10% of total net revenues:

                       Year Ended December 31,
                -----------------------------------
                   1999         2000          2001
                -----------------------------------
Company A           30%
Company B           19%
Company C                                      10%
Company D                                      10%
Company E                        14%
Company F                        19%           18%
Company G           15%          30%           13%

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our fulltime employees increased from 250 at December 31, 2000 to 436 at December 31, 2001, representing an increase of approximately 74%. The major increase was due to the retention of certain employees from the Prime Response and ActionPoint Dialog Server asset acquisitions. We anticipate that our operating expenses will continue to increase over the very long term as we expand our product development, sales and marketing and professional services organization.

As of February 28, 2002, we employed 397 full time employees. Of that total, 110 were primarily engaged in product development, engineering or systems engineering, 111 were engaged in sales and marketing, 129 were engaged in professional services and 47 were engaged in operational, financial and administrative functions.

We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. In addition, although we have experienced revenue growth recently, this trend may not continue. In addition, we may not achieve or maintain profitability in the future.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to estimates of percentage of completion on our service contracts, uncollectible receivables, investment values, intangible assets, income taxes, restructuring costs and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

o revenue recognition, including estimating the total estimated days to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

o estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

o    accounting for income taxes;

o    valuation of long-lived and intangible assets and goodwill; and

o determining functional currencies for the purposes of consolidating our international operations.

Revenue recognition. We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as sales commissions and royalties. Revenue recognition rules for software companies are very complex and certain judgements affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our product so that the software performs as the customer requests. For contracts involving significant implementation or customization of the software, we recognize the license and service fees using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. Approximately 58%, 65% and 73% of total net revenue was recognized under the percentage-of-completion method of accounting during 1999, 2000 and 2001, respectively. We consider that a project is completed at the go-live date. We follow this method since reasonably dependable estimates of time to complete the project can be made. Estimates are subject to revisions as the contract progresses to completion. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional seat licenses, revenue from additional seats is recognized after the go-live date if the seats have been delivered and no remaining obligations exist.

On contracts not involving significant implementation or customization essential to the functionality of our products, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, there is probability of collection and delivery has occurred.

We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

For arrangements with multiple elements, we recognize revenues for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." We allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our perpetual licenses are based upon separate sales of renewals to other customers or upon optional substantive renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

In situations in which we are not responsible for implementation services but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

For all sales we use either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the "sell-through" method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

We recognize revenue for post-contract customer support ratably over the support period, generally one year. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

We bill customers according to contract terms. We record as deferred revenues amounts billed to customers in excess of revenues recognized.

Allowance for doubtful accounts and accruals for litigation. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $21.6 million, net of allowance for doubtful accounts of $0.2 million as of December 31, 2001. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, when there is a range of loss.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

We have recorded a valuation allowance of $57.9 million as of December 31, 2001, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

o    significant negative industry or economic trends;

o    significant decline in our stock price for a sustained period; and

o    our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and net goodwill amounted to $45.5 million as of December 31, 2001.

Determining functional currencies for the purpose of consolidation. We have several foreign subsidiaries which together account for approximately 85% of our net revenues, 30% of our assets and 57% of our total liabilities as of December 31, 2001.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency were deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation losses of approximately $0.6 million and $0.1 million, which were included as part of accumulated other comprehensive loss within our balance sheet at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, translation adjustments of $0, $0.1 million and $0.5 million, respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of our subsidiaries was the United States dollar, these losses would have increased our loss for each of the years presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the

United Kingdom Pound Sterling, the German Mark, the French Franc, the Dutch Guilder and Australian and Canadian Dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time we would be required to include any translation gains or losses from the date of change in our statement of operations.

We Disclose Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. Our pro forma financial information does not include unusual or non-recurring events or transactions, amortization of goodwill and purchased intangibles, non-cash compensation expense or restructuring expense. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unamortized negative goodwill to be written off immediately as an extraordinary gain, instead of being deferred and amortized. The provisions of SFAS No. 141 have been adopted as of July 1, 2001. The adoption of SFAS No. 141, has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, we will cease to amortize approximately $17,922 of goodwill, we had recorded approximately $6,635 of amortization on these amounts during 2001. We will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142.

We expect to complete the initial review during the second quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We are evaluating the effect of this statement on our results of operations and financial position.

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. We do not believe that upon adoption it will have a significant impact on our financial statements.

In November 2001, the FASB reached consensus on Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." The FASB concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Historically, we have recorded reimbursements as a reduction of services cost of revenue. This will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. We believe the adoption of this pronouncement will not result in a material increase in our services revenue and cost of services revenue.

Results of Operations

The following table provides the percentage of our total net revenues represented by each for the years ended December 31, 1999, 2000 and 2001. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report. The following table sets forth, as a percentage of total net revenues, consolidated statements of operations data for the periods indicated:

                                                                   Year-Ended December 31
                                                         ---------------------------------------
                                                            1999          2000          2001
                                                         ---------------------------------------
As a Percentage of Total Net Revenues:
Net Revenues:
     License--non-related parties                                 34 %          32 %          52 %
     License--related parties                                     12            18             0
     Service--non-related parties                                 51            12            48
     Service--related parties                                      3            38             0
                                                         -----------   -----------   -----------
          Total net revenues                                     100           100           100
                                                         -----------   -----------   -----------
Cost of net revenues:
     License--non-related parties                                  1             3             3
     License--related parties                                      1             0             0
     Service--non-related parties                                 80            47            40
     Service--related parties                                      2             5             0
     Non-cash compensation expense                                 4             6             1
                                                         -----------   -----------   -----------
          Total cost of net revenues                              88            61            44
                                                         -----------   -----------   -----------
Gross profit                                                      12            39            56
                                                         -----------   -----------   -----------
Operating expenses:
     Sales and marketing
       Non-cash compensation expense                               4             4             1
       Other sales and marketing                                  76            67            55
     Research and development
       Non-cash compensation expense                               5             6             1
       Other research and development                             37            43            27
       Purchased In-process research and development               0            13             4
     General and administrative
       Non-cash compensation expense                               2             2             1
       Other general and administrative                           15            16            13
     Amortization of goodwill                                      -             2             9
     Amortization of intangible assets                             -             -             4
     Restructuring expense                                         -             -             2
                                                         -----------   -----------   -----------
          Total operating expenses                               139           153           117
                                                         -----------   -----------   -----------
Loss from operations                                            (127)         (114)          (61)
     Interest expense                                            (6)           (1)             -
     Other income (expense), net                                   2            10             5
                                                         -----------   -----------   -----------
Net loss before income taxes                                    (131)         (105)          (56)
Provision for income taxes                                         -             -             -
                                                         -----------   -----------   -----------
Net loss                                                        (131)%        (105)%         (56)%
                                                         ===========   ===========   ===========

Comparison of Years Ended December 31, 2001 and 2000

Net Revenues

License. Total license revenues increased to approximately $39.7 million for the year ended December 31, 2001 from $16.9 million, or approximately 135%, for the year ended December 31, 2000. License revenues for enterprise solutions increased to approximately $26.9 million for the year ended December 31, 2001 from $16.9 million, or approximately 59%, for the year ended December 31, 2000. License revenues for application products represented approximately $12.7 million in 2001. No revenue for application products was recognized prior to the acquisition of Prime Response and our asset acquisition from Actionpoint. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers, a higher average transaction size and the expansion of our product offerings through the acquisitions of Prime Response and ActionPoint.

Service. Total service revenues increased to approximately $36.3 million for the year ended December 31, 2001 from $16.8 million, or approximately 116%, for the year ended December 31, 2000. Service revenues for enterprise solutions increased to approximately $27.3 million for the year ended December 31, 2001 from $16.8 million, or approximately 63%, for the year ended December 31, 2000. Service revenues for application products increased to approximately $9.0 million for the year ended December 31, 2001 from zero, for the year ended December 31, 2000. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Cost of Net Revenues

License. Cost of net license revenues increased to $2.0 million for the year ended December 31, 2001 from $1.0 million, or approximately 119%, for the year ended December 31, 2000. These costs resulted in license gross margins of 95% and 87% for the years ended December 31, 2001 and 2000, respectively. The cost of net license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service. Cost of net service revenues, before the effect of non-cash compensation expense, increased to $30.6 million for the year ended December 31, 2001 from $17.5 million, or approximately 75%, for the year ended December 31, 2000. These costs resulted in service gross margins of 16% and -4% for the years ended December 31, 2001 and 2000, respectively. The increase primarily due to increased staff to support a higher number of product-related engagements and additional service personnel expenses from the Prime Response acquisition.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, increased to $41.7 million for the year ended December 31, 2001 from $22.4 million, or approximately 86%, for the year ended December 31, 2000. The increase in these expenses were mainly attributable to increases of $14.2 million in personnel related expenses, $3.3 million in allocated depreciation and overhead costs and $1.8 million in marketing and advertising costs.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased to $20.5 million for the year ended December 31, 2001 from $14.4 million, or approximately 42%, for the year ended December 31, 2000. The increase was mainly due to an increase of $5.0 million in personnel related expenses and $1.1 million in allocated depreciation and overhead costs.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

During 2001, we expensed a total of $3.0 million related to acquired in-process technology of which $1.5 million is attributable to the acquisition of Prime Response, $0.4 million is attributable to the acquisition of certain assets of ActionPoint, Inc., $0.8 million is attributable to certain assets acquired from ASP Outfitter, Inc. and $0.3 million is attributable to certain assets acquired from Pyxis, Inc. During 2000, we expensed a total of $4.2 million of which $0.7 million relates to the acquisition of White Spider, Inc. and $3.5 million relates to the transaction with Chase Manhattan Mortgage Corporation ("Chase"). In 2000, Chase alleged a breach of the license and service agreements entered between the parties in 1998. On March 1, 2000, we agreed with Chase to terminate the existing agreements between us, and Chase agreed to pay us the $1.7 million receivable balance under the agreements as of December 31, 1999. The parties also entered into a separate agreement whereby Chase transferred to us ownership of certain technology and intellectual property developed by the parties under their prior agreements. We agreed to pay Chase $3.5 million for the intellectual property rights to the technology. Chase retains an option to purchase a license to the credit and collections application when it is made commercially available by us. Chase has also agreed to assist us by providing certain consulting services in designing the application. This acquired technology was still in development on March 1, 2000 so the entire $3.5 million paid by us to Chase was expensed as in-process research and development. Development work on the acquired technology was completed during the fourth quarter of 2000.

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

General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, increased to $9.6 million for the year ended December 31, 2001 from $5.5 million, or 75%, for the year ended December 31, 2000. The increase in these expenses was mainly attributable to increases of $2.4 million in personnel related expenses and $1.7 million in professional services.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. The balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. In addition, we recorded in 2000 unearned stock-based compensation balances of $2.0 million in connection with the acquisition of White Spider, Inc. These amounts are included as a component of stockholders' equity and are being amortized over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28. We recorded in 2001 amortization of stock-based compensation expense of $2.7 million compared to $6.3 million in 2000. At December 31, 2001, approximately $4.0 million of stock-based compensation remained to be amortized.

During 2001, we also recorded stock-based compensation expense of $0.5 million in conjunction with the settlement of a note receivable with one of our executives.

The total stock-based compensation expense by operating expense is described as follows (in thousands):

                                          Year Ended December 31,
                                        --------------------------
                                             2000             2001
                                        --------------------------
Cost of net revenues                    $   2,040        $     698
Sales and marketing                         1,488            1,040
Research and development                    2,039            1,076
General and administrative                    689              406
                                        --------------------------
Total                                   $   6,256        $   3,220
                                        ==========================

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our Common Stock. The warrants are based on Accenture achieving certain revenue goals. The warrants will be valued based on the fair market value of our Common Stock upon Accenture achieving the revenue targets. The measured value of the warrant will be recorded as sales and marketing expenses. The warrants expire in September 2006.

Amortization of intangibles. In connection with the acquisition of certain assets from ActionPoint, Inc., we recorded intangibles in the amount of $6.9 million of which $3.2 million was attributed to goodwill. Intangible assets for the asset acquisition from ActionPoint such as developed technology, workforce-in-place, core technology, and goodwill are being amortized over periods of one and one half years, two years, and three years, respectively.

In connection with the acquisition of certain assets from ASP Outfitter, Inc., we recorded intangibles in the amount of $0.2 million million of which $0.1 million was attributed to goodwill. Intangible assets for ASP Outfitter such as workforce-in-place and goodwill are being amortized over a period of two years and three years, respectively.

Amortization of intangibles for the year ended December 31, 2001 was $9.7 million of which $6.3 million is attributable to the acquisition of Prime Response in March 2001, $1.8 million is attributable to our acquisition of White Spider during 2000. The remaining balance of $1.6 million is related to the acquisitions of certain assets from ActionPoint, Inc. and ASP Outfitter, Inc. in May 2001.

Restructuring Costs

On March 27, 2001 we completed the acquisition of Prime Response, Inc. In connection with the acquisition, we restructured several areas to prioritize our initiatives around high-growth areas of our business, reduce expenses, and improve efficiency due to macro-economic conditions. This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of eleven regular employees, seven in the general and administrative function in the U.S. and four in the sales and marketing function based outside the U.S. The workforce reductions were completed in the second quarter of fiscal year 2001. We recorded a workforce reduction charge of approximately $0.7 million relating primarily to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $0.8 million in the first quarter of 2001 pertaining to the estimated future gross obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001, we entered into a favorable sublease transaction, which led to a $0.2 million reduction in the corresponding facilities charge.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                Facilities     Severance and         Asset           Other         Total
                                                                  Benefits        Write-offs
----------------------------------------------------------------------------------------------------------------------------
Restructuring reserve:
----------------------------------------------------------------------------------------------------------------------------
Total charge                                      $   774         $   689           $   46            $   401    $  1,910
----------------------------------------------------------------------------------------------------------------------------
Cash paid                                            (257)           (689)              --               (401)     (1,347)
----------------------------------------------------------------------------------------------------------------------------
Provision adjustment                                 (210)             --               --                 --        (210)
----------------------------------------------------------------------------------------------------------------------------
Non-cash                                               --              --              (46)                --         (46)
----------------------------------------------------------------------------------------------------------------------------
Reserve balance at December 31, 2001              $   307         $    --           $   --            $    --    $    307
---------------------------------------------===============================================================================

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal year 2011. For the year ended December 31, 2001, we have recorded $1.7 million in restructuring reserve. These charges primarily relate to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

Interest and other Income, net, and Interest Expense

Interest and other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $0.1 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. The decrease is due primarily to decreased borrowings. Interest and other income (expense), net increased to approximately $4.0 million for the year ended December 31, 2001 from $3.3 million for the year ended December 31, 2000. The increase in interest and other income is primarily attributable to an early termination of a contract by a customer.

Provision for Income Taxes

Our provision for income taxes was $0.2 million for the year ended December 31, 2001. The increase in provision was attributable to taxes on earnings from our foreign subsidiaries.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of Years Ended December 31, 2000 and 1999

Net Revenues

License. License revenues for enterprise solutions increased to $16.9 million for the year ended December 31, 2000, from $8.0 million, or approximately 111%, for the year ended December 31, 1999. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers and higher average transaction size.

Services. Services revenues for enterprise solutions increased to $16.8 million for the year ended December 31, 2000, from $9.6 million, or approximately 75%, for the year ended December 31,1999. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

Cost of Net Revenues

License. Cost of net license revenues increased to $1.0 million for the year ended December 31, 2000, from $0.4 million, or approximately 130%, for the year ended December 31, 1999. These costs resulted in license gross margins of 95% and 95% for the years ended December 31, 2000 and 1999, respectively. The cost of net license revenues increase was primarily due to the growth in the number of product implementations by new and existing customers and a higher average transaction size.

Services. Cost of net services revenues, before the effect of non-cash compensation expense, increased to $17.5 million for the year ended December 31, 2000, from $14.4 million, or approximately 22%, for the year ended December 31, 1999. These costs resulted in license gross margins of -16% and -57% for the years ended December 31, 2000 and 1999, respectively. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, increased to $22.4 million for the year ended December 31, 2000, from $13.4 million, or approximately 67%, for the year ended December 31, 1999. Increases in these expenses were mainly attributable to increases of $6.3 million in personnel related expenses, $0.7 million in allocated depreciation and overhead costs and $2.0 million in marketing and advertising costs.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased to $14.4 million for the year ended December 31, 2000, from $6.5 million, or approximately 122%, for the year ended December 31, 1999. The increase was mainly due to an increase of $6.6 million in personnel related expenses and $1.3 million in allocated depreciation and overhead costs.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, had not achieved technological feasibility and had no alternative future use based on the state of development. The product under development may not achieve commercial viability. Accordingly, the amount of acquired in-process research and development of $4.2 million was immediately expensed, of which $0.7 million was attributable to the acquisition of White Spider. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

In 1998, we entered into a license for our products and related service agreements with Chase Manhattan Mortgage Corporation (Chase). In 2000, Chase alleged a breach of the agreements between the parties. At December 31, 1999, our outstanding receivable balance from Chase was $1.7 million. On March 1, 2000, we agreed with Chase to terminate the existing agreements between us, and Chase agreed to pay us the $1.7 million receivable balance under the agreements as of December 31, 1999. The parties also entered into a separate agreement whereby Chase transferred to us ownership of certain technology and intellectual property developed by the parties under their prior agreements. We agreed to pay Chase $3.5 million for the intellectual property rights to the technology. Chase retains an option to purchase a license to the credit and collections application when it is made commercially available by us. Chase has also agreed to assist us by providing certain consulting services in designing the application. This acquired technology was still in development on March 1, 2000 so the entire $3.5 million paid by us to Chase was expensed as in-process research and development. Development work on the acquired technology was completed during the fourth quarter in 2000. Revenues in connection with the developed technology also began during the fourth quarter of 2000.

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

General and administrative. General and administrative expenses before the effect of non-cash compensation expense, increased to $5.5 million for the year ended December 31, 2000, from $2.7 million, or approximately 104%, for the year ended December 31, 1999. The increase in these expenses was mainly attributable to increases of $1.8 million in personnel related expenses and $1.0 million in professional service fees due to an increase in outside contractor expenses associated with increased recruiting efforts and expanded human resources programs.

Non-cash compensation expense. Amortization of stock-based compensation is allocated as non-cash compensation expense to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense and includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a four-year vesting schedule using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation expenses of $4.1 million for the year ended December 31, 2000 and $11.3 million for the year ended December 31, 1999. The amount recorded in year 2000 included $2.0 million associated with the acquisition of White Spider. Stock-based compensation included in operating expenses totaled $6.3 million for the year ended December 31, 2000 and $2.7 million for the year ended December 31, 1999.

Amortization of intangibles. Amortization of intangibles for the year ended December 31, 2000 was $802,000. We recorded intangibles in the amount of $5.4 million, of which $5.2 million was attributed to goodwill, during the year ended December 31, 2000 due to the July 2000 purchase of White Spider. Intangible assets for the White Spider acquisition are being amortized over a period of three years.

Interest and other Income, net, and Interest Expense

Interest and other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short- term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $0.3 million for the year ended December 31, 2000, from $1.1 million for the year ended December 31, 1999. The decrease is due primarily to decreased borrowings. Interest and other income, net increased to $3.3 million for the year ended December 31, 2000, from $0.3 million for the year ended December 31, 1999. The increase is primarily attributable to increased interest income earned on our cash, cash equivalents and short-term investments, which grew significantly following the completion of our initial public offering in February 2000. Additionally, within the net increase of $3.3 million for other income for the year ended December 31, 2000 is a loss of approximately $0.5 million attributable to foreign exchange transaction losses.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities, which totaled $51.1 million at December 31, 2001. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Realized gains and losses are recognized when realized on the consolidated statements of income.

During the year ended December 31, 2001, net cash used to fund operating activities was $27.1 million. Net cash provided by investing activities was $11.8 million, primarily related to the acquisition of Prime Response. Our cash and cash equivalents, short-term investments and restricted cash value on December 31, 2001, was $51.1 million, representing a decrease of approximately $16.5 million since December 31, 2000.

On October 15, 2001, we renewed terms and conditions for a line of credit composed of two elements, an accounts receivable line and an equipment line.

Under the renewed terms and conditions of the accounts receivable line, the total amount of the line of credit is $11.5 million. At our option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate plus 1.5% or the LIBOR Option (1,2,3 or 6 month maturity) plus 500 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There were no borrowings outstanding at December 31, 2001 under the line of credit.

Borrowings under our $2.0 million equipment line bear interest at the lending bank's prime rate plus 2.0%. Borrowings outstanding under a previous term facility were $75,000 at December 31, 2001.

Our assets collateralize borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants. As of December 31, 2001 we were in compliance with all covenants of the agreement.

We have no material commitments for capital expenditures or strategic commitments and we anticipate a low rate of capital expenditures. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low or no growth or a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Future payments due under debt and lease obligations as of December 31, 2001 are as follows (in thousands):

              Borrowings     Operating        Total
                               Leases
           ------------------------------------------
      2002        $   75        $ 3,649       $ 3,724
      2003             0          3,493         3,493
      2004             0          2,744         2,744
      2005             0          1,711         1,711
      2006             0          1,900         1,900
Thereafter             0          6,412         6,412
           ------------------------------------------
Total             $   75       $ 19,909      $ 19,984
           ==========================================

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for negotiated fees. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We feel this agreement will provide us with high quality training and consulting services. We will pay Merit minimum revenue targets as follows: January 1, 2002 to June 30, 2002: (pound)0.5 million; July 1, 2002 to December 31, 2002: (pound)0.9 million; January 1, 2003 to June 30, 2002: (pound)0.9 million; July 1, 2003 to December 31, 2003: (pound)1.0 million; and January 1, 2004 to June 30, 2004: (pound)0.5 million, for a total of (pound)3.8 million. The minimum revenue targets above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, Merit will raise a credit note to be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (pound)0.6 million to (pound)0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

Our existing cash, cash equivalents and investment balances may decline further during fiscal 2002, although we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated.

We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses will continue to be a material use of our cash resources. Our restructuring costs associated with the Prime Response acquisition were financed through existing cash resources and did not have a significant impact on our financial position and results of operations. In addition, we may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT CHORDIANT'S MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2001:

                                                      2001          Fair Value
                                                ----------        -----------
Cash equivalents and short-term investments       $ 24,072            $ 24,072
Average interest rates                               2.47%

The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000:

                                                        2000       Fair Value
                                                 ------------    ------------
Cash equivalents and short-term investments         $ 26,203         $ 26,203
Average interest rates                                 6.72%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge our investment portfolio. We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 85% of total net revenues during 2001. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for 2001 was not material.

During the year ended December 31, 2001 we utilized foreign exchange contracts to hedge foreign currency exposures of underlying assets and liabilities, primarily receivables that were denominated in British Pounds, thereby limiting our risk. Gains and losses on foreign exchange contracts are reflected in the income statement. As of December 31, 2001 we did not have any foreign exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Chordiant Software, Inc. and Subsidiaries: Financial Statements for the Years Ended December 31, 1999, 2000 and 2001.

Consolidated Financial Statements:

Report of Independent Accountants                                    42

Consolidated Balance Sheets at December 31, 2000 and 2001            43

Consolidated Statements of Operations for each of the three
 years in the period ended December 31, 2001                         44

Consolidated Statements of Stockholders' Equity for each of
 the three years in the period ended December 31, 2001               45

Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 2001                         46

Notes to Consolidated Financial Statements                           47

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended
 December 31,

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chordiant Software, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chordiant Software, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 1, 2002, except for Note 20
which is as of March 28, 2002

                            CHORDIANT SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                 December 31,
                                                                         ---------------------------
                                                                              2000          2001
                                                                         -------------  -------------
ASSETS
Current Assets:
        Cash and cash equivalents                                           $  41,465      $  27,068
        Short-term investments and restricted cash                             26,203         24,072
        Accounts receivable -- non-related parties, net                        19,423         21,573
        Accounts receivable -- related parties                                  1,057              -
        Other current assets                                                    7,149          5,267
                                                                         ------------   ------------
             Total current assets                                              95,297         77,980

Property and equipment, net                                                     5,050          7,083
Goodwill, net                                                                   4,415         17,922
Intangible assets, net                                                            170          9,870
Other assets                                                                    2,516          2,010
                                                                         ------------   ------------
             Total assets                                                   $ 107,448      $ 114,865
                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Borrowings                                                           $    595        $    75
        Accounts payable                                                        5,081          5,575
        Accrued expenses                                                        8,163         10,142
        Deferred revenue -- non-related parties [1]                            17,441         22,457
        Deferred revenue -- related parties [1]                                 3,488              -
                                                                         ------------   ------------
             Total current liabilities                                         34,768         38,249

        Deferred revenue -- non-related parties, long-term [1]                  8,013          4,406
        Deferred revenue -- related parties, long-term [1]                      1,103              -
        Other liabilities                                                         244            910
                                                                         ------------   ------------
                                                                               44,128         43,565
                                                                         ------------   ------------
        Commitments and contingencies (Note 14)

Stockholders' Equity:
        Common Stock, $0.001 par value; 300,000 shares authorized;
          38,206 and 53,190 shares issued and outstanding                          41             55
        Treasury stock                                                              0           (332)
        Additional paid-in capital                                            170,386        217,395
        Notes receivable from stockholders                                     (1,799)          (961)
        Deferred stock-based compensation                                      (7,290)        (4,045)
        Accumulated deficit                                                   (97,920)      (140,182)
        Accumulated other comprehensive loss                                      (98)          (630)
                                                                         ------------   ------------
             Total stockholders' equity                                        63,320         71,300
                                                                         ------------   ------------
        Total liabilities and stockholders' equity                          $ 107,448      $ 114,865
                                                                         ============   ============

[1] Total deferred revenue as of December 31, 2000 and 2001 is $30,045 and $26,863, respectively.

   The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          Year Ended December 31,
                                                               -----------------------------------------------
                                                                   1999             2000             2001
                                                               -------------    -------------    -------------
Net Revenues:
      License -- non-related parties                               $  5,938         $ 10,728         $ 39,664
      License -- related parties                                      2,069            6,168                -
      Service -- non-related parties                                  9,007            3,980           36,307
      Service -- related parties                                        574           12,813                -
                                                               ------------     ------------     ------------
           Total net revenues                                        17,588           33,689           75,971
                                                               ------------     ------------     ------------
Cost of net revenues:
      License -- non-related parties                                    263              873            1,982
      License -- related parties                                        134               39                -
      Service -- non-related parties                                 13,999           15,878           30,607
      Service -- related parties                                        353            1,632                -
      Non-cash compensation expense                                     692            2,040              698
                                                               ------------     ------------     ------------
           Total cost of net revenues                                15,441           20,462           33,287
                                                               ------------     ------------     ------------
Gross profit                                                          2,147           13,227           42,684
                                                               ------------     ------------     ------------

Operating expenses:
      Sales and marketing
        Non-cash compensation expense                                   739            1,488            1,040
        Other sales and marketing                                    13,368           22,422           41,651
      Research and development
        Non-cash compensation expense                                   846            2,039            1,076
        Other research and development                                6,494           14,437           20,457
        Purchased In-process research and development                                  4,234            3,025
      General and administrative
        Non-cash compensation expense                                   383              689              406
        Other general and administrative                              2,668            5,493            9,604
      Amortization of goodwill                                            -              773            6,635
      Amortization of intangible assets                                   -               29            3,064
      Restructuring expense                                               -                -            1,669
                                                               ------------     ------------     ------------
           Total operating expenses                                  24,498           51,604           88,627
                                                               ------------     ------------     ------------
Loss from operations                                                (22,351)         (38,377)         (45,943)
      Interest expense                                               (1,067)            (269)             (79)
      Other income (expense), net                                       281            3,290            3,960
                                                               ------------     ------------     ------------
Net loss before income taxes                                        (23,137)         (35,356)         (42,062)
Provision for income taxes                                                -                -              200
                                                               ------------     ------------     ------------
Net loss                                                           $(23,137)        $(35,356)        $(42,262)
                                                               ============     ============     ============
Net loss per share basic and diluted                               $  (4.34)        $  (1.05)        $  (0.86)
                                                               ============     ============     ============
Weighted average shares used in computing basic and diluted
  net loss per share                                                  5,327           33,690           49,252
                                                               ============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                          Common Stock                              Additional
                                                                  -----------------------------     Treasury          Paid in
                                                                     Shares          Amount           Stock           Capital
                                                                  -----------------------------   --------------   -------------
Balance at December 31, 1998                                              5,219     $         5    $          --    $      2,820

   Exercise of stock options                                                713               1               --             745
   Repurchase of Common Stock                                               (26)             --               --             (41)
   Unearned Compensation                                                     --              --               --          11,274
   Amortization of unearned compensation                                     --              --               --              --
   Stock option cancellations                                                --              --               --            (146)
   Comprehensive loss:
     Net loss                                                                --              --               --              --
     Comprehensive loss                                                      --              --               --              --
                                                                  -------------   -------------   --------------   -------------
Balance at December 31, 1999                                              5,906               6               --          14,652
   Exercise of stock options                                              2,581               2               --           2,798
   Repurchase of Common Stock                                               (86)             --               --             (77)
   Conversion of Preferred Stock into Common Stock                       22,412              22               --          51,587
   Conversion of debt into Common Stock                                   2,000               2               --           9,998
   Issuance of Common Stock in initial public offering                    4,925               5               --          80,406
   Unearned compensation                                                     --              --               --           2,043
   Amortization of unearned compensation                                     --              --               --              --
   Common Stock issued in connection with White Spider
      Acquisition                                                           350               4               --           8,022
   Issuance of Common Stock for Employee Stock Purchase Plan                118              --               --             957
   Comprehensive loss:
     Net loss                                                                --              --               --              --
     Foreign currency translation                                            --              --               --              --
     Comprehensive loss                                                      --              --               --              --
                                                                  -------------   -------------   --------------   -------------
Balance at December 31, 2000                                             38,206              41               --         170,386

   Exercise of stock options                                                738              --                              667
   Repurchase of Common Stock and cancellation of note receivable          (117)             --             (332)             --
   Stock option cancellations                                                --              --               --            (565)
   Issuance of Common Stock for Employee Stock Purchase Plan                555              --               --           1,307
   Repurchase of Common Stock                                               (10)             --               --             (26)
   Accumulated comprehensive loss
   Amortization of unearned compensation                                     --              --               --              --
   Net loss                                                                  --              --               --              --
   Common Stock issued in connection with Prime Response
      Acquisition                                                        11,919              12               --          33,733
   Warrants and options assumed in connection with Prime Response            --              --               --           6,060
   Common Stock issued in connection with ActionPoint Asset
      Acquisition                                                         1,734               2               --           5,303
   Common Stock issued in connection with AoNet Asset Acquisition           165              --               --             530
   Comprehensive loss                                                        --              --               --              --
   Repayment of note receivable                                              --              --               --              --
                                                                  -------------   -------------   --------------   -------------
Balance at December 31, 2001                                             53,190     $        55    $        (332)   $    217,395
                                                                  =============   =============   ==============   =============


                                                                        Note                                           Accumulated
                                                                     Receivable                                           Other
                                                                        from           Unearned       Accumulated     Comprehensive
                                                                    Stockholder      Compensation       Deficit            Loss
                                                                   -------------    -------------     -----------     -------------
Balance at December 31, 1998                                                  --    $      (1,002)    $   (39,427)    $          --

   Exercise of stock options                                                (406)              --              --                --
   Repurchase of Common Stock                                                 --               --              --                --
   Unearned Compensation                                                      --          (11,274)             --                --
   Amortization of unearned compensation                                      --            2,660              --                --
   Stock option cancellations                                                 --              146              --                --
   Comprehensive loss:
     Net loss                                                                 --               --         (23,137)               --
     Comprehensive loss                                                       --               --              --                --
                                                                  ---------------   --------------   -------------   ---------------
Balance at December 31, 1999                                                (406)          (9,470)        (62,564)               --
   Exercise of stock options                                              (1,456)              --              --                --
   Repurchase of Common Stock                                                 63               --              --                --
   Conversion of Preferred Stock into Common Stock                            --               --              --                --
   Conversion of debt into Common Stock                                       --               --              --                --
   Issuance of Common Stock in initial public offering                        --               --              --                --
   Unearned compensation                                                      --           (2,043)             --                --
   Amortization of unearned compensation                                      --            6,256              --                --
   Common Stock issued in connection with White Spider
      Acquisition                                                             --           (2,033)             --                --
   Issuance of Common Stock for Employee Stock Purchase Plan                  --               --              --                --
   Comprehensive loss:
     Net loss                                                                 --               --         (35,356)               --
     Foreign currency translation                                             --               --              --               (98)
     Comprehensive loss                                                       --               --              --                --
                                                                  ---------------   --------------   -------------   ---------------
Balance at December 31, 2000                                              (1,799)          (7,290)        (97,920)              (98)

   Exercise of stock options                                                 (96)              --              --                --
   Repurchase of Common Stock and cancellation of note receivable            800               --              --                --
   Stock option cancellations                                                 --              565              --                --
   Issuance of Common Stock for Employee Stock Purchase Plan                  --               --              --                --
   Repurchase of Common Stock                                                 --               --              --                --
   Accumulated comprehensive loss                                             --               --              --              (532)
   Amortization of unearned compensation                                      --            2,680              --                --
   Net loss                                                                   --               --         (42,262)               --
   Common Stock issued in connection with Prime Response
      Acquisition                                                             --               --              --                --
   Warrants and options assumed in connection with Prime Response             --               --              --                --
   Common Stock issued in connection with ActionPoint Asset                   --               --              --                --
      Acquisition                                                             --               --              --                --
   Common Stock issued in connection with AoNet Asset Acquisition             --               --              --                --
   Comprehensive loss                                                         --               --              --                --
   Repayment of note receivable                                              134               --              --                --
                                                                  ---------------   --------------   -------------   ---------------
Balance at December 31, 2001                                        $       (961)   $      (4,045)    $  (140,182)    $        (630)
                                                                  ===============   ==============   =============   ===============



                                                                         Total
                                                                     Stockholders'
                                                                        Equity
                                                                       (Deficit)
                                                                     -------------
Balance at December 31, 1998                                            $(37,604)

   Exercise of stock options                                                 340
   Repurchase of Common Stock                                                (41)
   Unearned Compensation                                                      --
   Amortization of unearned compensation                                   2,660
   Stock option cancellations                                                 --
   Comprehensive loss:
     Net loss                                                            (23,137)
     Comprehensive loss                                                       --
                                                                     -----------
Balance at December 31, 1999                                             (57,782)
   Exercise of stock options                                               1,344
   Repurchase of Common Stock                                                (14)
   Conversion of Preferred Stock into Common Stock                        51,609
   Conversion of debt into Common Stock                                   10,000
   Issuance of Common Stock in initial public offering                    80,411
   Unearned compensation                                                      --
   Amortization of unearned compensation                                   6,256
   Common Stock issued in connection with White Spider
      Acquisition                                                          5,993
   Issuance of Common Stock for Employee Stock Purchase Plan                 957
   Comprehensive loss:
     Net loss                                                            (35,356)
     Foreign currency translation                                            (98)
     Comprehensive loss                                                       --
                                                                     -----------
Balance at December 31, 2000                                              63,320

   Exercise of stock options                                                 571
   Repurchase of Common Stock and cancellation of note receivable            468
   Stock option cancellations                                                 --
   Issuance of Common Stock for Employee Stock Purchase Plan               1,307
   Repurchase of Common Stock                                                (26)
   Accumulated comprehensive loss                                           (532)
   Amortization of unearned compensation                                   2,680
   Net loss                                                              (42,262)
   Common Stock issued in connection with Prime Response
      Acquisition                                                         33,745
   Warrants and options assumed in connection with Prime Response          6,060
   Common Stock issued in connection with ActionPoint Asset
      Acquisition                                                          5,305
   Common Stock issued in connection with AoNet Asset Acquisition            530
   Comprehensive loss                                                         --
   Repayment of note receivable                                              134
                                                                     -----------
Balance at December 31, 2001                                            $ 71,300
                                                                     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Year Ended December 31,
                                                                                       --------------------------------------
                                                                                           1999         2000         2001
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                                   $(23,137)    $(35,356)    $(42,262)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                              1,276        1,502        3,793
   Purchased in-process Research and Development                                                 --          734        3,025
   Amortization of intangibles                                                                   --          802        9,699
   Stock based compensation expense                                                           2,660        6,256        3,222
   Provision for doubtful accounts                                                              470         (529)          13
   Loss on disposal of assets                                                                    --           --          185
   Changes in assets and liabilities:
      Accounts receivable -- non-related parties                                             (2,416)     (11,639)       5,751
      Accounts receivable -- related parties                                                 (1,109)         154          --
      Prepaid expenses and other current assets                                              (1,501)      (5,374)       4,118
      Other assets                                                                             (340)      (1,912)       1,765
      Issuance of restricted cash                                                                --           --       (1,000)
      Accounts payable                                                                       (2,451)       2,774       (4,171)
      Accrued expenses and other liabilities                                                    378        5,637       (5,585)
      Deferred revenue -- non-related parties                                                   605       19,130       (6,296)
      Deferred revenue -- related parties                                                    (2,128)         719           --
      Other liabilities                                                                         141           --          666
                                                                                       -------------------------- -----------
Net cash used in operating activities                                                       (27,552)     (17,102)     (27,077)
                                                                                       -------------------------- -----------

Cash flows from investing activities:
   Property and equipment purchases                                                            (990)      (3,948)      (2,121)
   Cash acquired from acquisitions, net of cash used                                             --           29        7,686
   Purchases of short-term investments                                                       (2,800)     (24,203)          --
   Proceeds from sales and maturities of short-term investments                               1,851           --        4,969
   Proceeds from disposal of MSP business                                                        --           --        1,281
                                                                                       -------------------------- -----------
Net cash provided by (used in) investing activities                                          (1,939)     (28,122)      11,815
                                                                                       -------------------------- -----------

Cash flows from financing activities:
   Proceeds from issuance of mandatorily redeemable convertible preferred stock              22,660           --           --
   Proceeds from common stock issuance in initial public offering, net                           --       80,411           --
   Exercise of stock options                                                                    340        1,344          571
   Proceeds from issuance of common stock for Employee Stock Purchase Plan                       --          957        1,307
   Repurchase of common stock                                                                   (41)         (14)         (26)
   Repayment of note receivable                                                                  --           --          134
   Proceeds from borrowings                                                                  14,627           --           --
   Repayment of borrowings                                                                   (3,089)      (2,630)        (589)
                                                                                       -------------------------- -----------
Net cash provided by financing activities                                                    34,497       80,068        1,397
                                                                                       -------------------------- -----------

Effect of exchange rate changes on cash and cash equivalents:                                    --          (98)        (532)
Net increase/(decrease) in cash & cash equivalents                                            5,006       34,746      (14,397)
Cash & cash equivalents at beginning of year                                                  1,713        6,719       41,465
                                                                                       -------------------------- -----------

                                                                                       -------------------------- -----------
Cash & cash equivalents at end of year                                                      $  6,719     $ 41,465     $ 27,068
                                                                                       ============= ============ ===========

Supplemental cash flow information:
                                                                                       -------------------------- -----------
Cash paid for interest                                                                     $  1,062     $    270     $     79
                                                                                       ============= ============ ===========

                                                                                       -------------------------- -----------
Cash paid for taxes                                                                        $     --     $     53     $    243
                                                                                       ============= ============ ===========

Supplemental non-cash activities:
                                                                                       -------------------------- -----------
Issuance of Common Stock upon conversion of Preferred Stock                                $     --     $ 51,609     $     --
                                                                                       ============= ============ ===========

                                                                                       -------------------------- -----------
Issuance of Common Stock in connection with acquisitions                                   $     --     $  8,026     $ 39,580
                                                                                       ============= ============ ===========

                                                                                       -------------------------- -----------
Issuance of Common Stock upon conversion of debt                                           $     --     $ 10,000     $     --
                                                                                       ============= ============ ===========

                                                                                       -------------------------- -----------
Common Stock issued for stockholder notes                                                  $    406     $  1,456     $     96
                                                                                       ============= ============ ===========

                                                                                       -------------------------- -----------
Cancellation of note receivable                                                            $     --     $     --     $    332
                                                                                       ============= ============ ===========

                                                                                       -------------------------- -----------
Warrants and options assumed in connection with the Prime Response acquisition             $     --     $     --     $  6,060
                                                                                       ============= ============ ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CHORDIANT SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1--THE COMPANY:

We were incorporated in California in March 1991 and reincorporated in Delaware in October 1997. We provide customer relationship management (CRM) software solutions for global business-to-consumer enterprise companies. We believe our solutions enable these companies, who depend upon and value their customer relationships, to build long-term, profitable relationships with customers. Our target customers are companies with a multitude of highly complex and demanding customer relationships that require high levels of personalized services. Our customers include global companies in the financial services, telecommunications, retail and integrated travel services industries. Our solutions seek to fulfill the requirements of these companies for enterprise-wide CRM software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell, and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the web and e-mail. During 2001, we expanded our product offering through the acquisitions of Prime Response, Inc., certain assets of ASP Outfitters, Inc., ActionPoint, Inc., Pyxis, Inc., and EDS.

NOTE 2--LIQUIDITY AND CAPITAL RESOURCES:

We have incurred losses and negative cash flows since inception. For the year ended December 31, 2001, we incurred a net loss of approximately $42,300 and negative cash flows from operations of approximately $27,100. Our cash balances may decline further although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Principles of consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the allowance for doubtful accounts, valuation of deferred tax assets and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts.

Cash, cash equivalents and short-term investments

All highly liquid investments with a maturity of three months or less from their date of purchase are considered to be cash equivalents.

Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase. We classify all short-term investments as available-for-sale. Accordingly, our investments are carried at fair value as of the balance sheet date. Unrealized gains and losses are reported net of related taxes as a separate component of stockholder's equity (deficit). Additionally, the cost of securities sold is based upon the specific identification method. At December 31, 2000 and 2001, amortized cost approximated fair value and unrealized gains and losses were insignificant.

The portfolio of short-term investments (including cash and cash equivalents) consisted of the following:

                                               December 31,
                                       ----------------------------
                                            2000            2001
                                       ----------------------------
Cash                                    $   15,671      $    14,340
Money market and money funds                   222            3,793
Commercial paper                            22,975           16,704
U.S. Corporate bonds                           637              495
U.S. Corporate notes                         3,249            4,307
Municipal bonds                             22,093            9,200
U.S. Government bonds and notes              2,821            2,301
                                       ----------------------------
                                        $   67,668      $    51,140
                                       ============================

Restricted cash

At December 31, 2001, we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal. The balance serves as a security deposit in a revenue transaction.

Fair value of financial instruments

Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and borrowings are carried at cost, which approximates fair value because of the short-term nature of those instruments. The reported amounts of borrowings approximate fair value due to the market value interest rates that these debts bear.

During the year ended December 31, 2001, we entered into foreign currency forward exchange contracts to hedge against exposure to changes in foreign currency exchange rates of underlying assets and liabilities, primarily certain receivables that are denominated in British pounds. For the years ended December 31, 2001 and 2000, the gains and losses were insignificant. As of December 31, 2001, we had no outstanding foreign currency forward exchange contracts.

Intangible assets

Intangible assets, including goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize goodwill and other identifiable intangibles on year straight-line basis over their estimated useful lives which range from one-half year to three years. (see Note 4 in these Notes to Consolidated Financial Statements).

We are required to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, which will result in us no longer amortizing our existing goodwill. At December 31, 2001, net goodwill was $17,922 and goodwill amortization expense was $6,635 for the year ended December 31, 2001. We will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition period. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment evaluation.

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting.

On contracts involving significant implementation or customization essential to the functionality of our product, license and service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." We consider a project completed at the go-live date. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses, revenue is recognized after the go-live date if the products or seats have been delivered and no remaining obligations exist. We classify revenues from these arrangements as license and services revenues based upon the estimated fair value of each element.

On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees are recognized when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions."

In situations in which we are not responsible for implementation services but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

Revenues from reseller arrangements are recognized on the "sell-through" method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

Other services revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

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

The following table summarizes the revenues from customers in excess of 10% of total net revenues:

                      Year Ended December 31,
                -----------------------------------
                   1999         2000          2001
                -----------------------------------
Company A           30%
Company B           19%
Company C                                      10%
Company D                                      10%
Company E                        14%
Company F                        19%           18%
Company G           15%          30%           13%

At December 31, 2001, Companies D and G accounted for 17% and 10%, respectively, of our accounts receivable. At December 31, 2000, Company F accounted for 64% of accounts receivable.

Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achieving technological feasibility and general release has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful life, generally three years.

Long-lived assets

We review for impairment our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

Advertising costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the years ended December 31, 1999, 2000 and 2001 totaled $1,340, $838 and $1,671, respectively.

Internal Use Software

Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

Stock-based employee compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the stock option being granted. Stock-based compensation is amortized in accordance with FIN 28 using the multiple option approach. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosures of the difference between compensation expense included in net loss and the cost measured by the fair value method are presented in Note 16.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Foreign currency translation

The functional currency of our foreign entities is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income as a separate component of stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in other income (expense), net and were not significant during the periods presented.

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Reverse stock split

In November 1999, our Board of Directors approved a 1-for-2 reverse stock split of our outstanding shares of capital stock. The reverse stock split became effective on February 2000. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential common stock unless their effect is antidilutive. Potential common stock consist of the incremental number of common shares issuable upon conversion of Mandatorily Redeemable Convertible Preferred Stock (using the if-converted method), common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares issuable upon the assumed conversion of convertible debt (using the if-converted method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                          1999            2000             2001
                                                       -----------     -----------      -----------
Net loss available to common stockholders                $ (23,137)      $ (35,356)        $(42,262)
                                                       ===========     ===========      ===========
Weighted average common stock outstanding                    5,391          33,897           49,266

Weighted average common stock subject to repurchase             64             207               14
                                                       -----------     -----------      -----------
Denominator for basic and diluted calculation                5,327         33,690           49,252
                                                       ===========     ===========      ===========
Net loss per share - basic and diluted                   $   (4.34)      $   (1.05)        $  (0.86)
                                                       ===========     ===========      ===========

The following table sets forth the weighted average potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive:

                                              Year Ended December 31,
                                         --------------------------------
                                             1999       2000        2001
                                         --------------------------------
Warrants outstanding                            0          0       1,650
Mandatorily Redeemable Convertible
  Preferred Stock                          17,999      2,702           0
Convertible Debt                            1,479        241           0
Employee stock options                      6,202      4,219       6,181
Common shares subject to repurchase            64        207          14
                                         --------------------------------
                                           25,744      7,369       7,845
                                         ================================

Segment information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment, specifically the license, implementation and support of our software products.

License revenues for enterprise solutions amounted to $8,007, $16,896 and $26,935 for the years ended December 31, 1999, 2000 and 2001, respectively. Software license revenues for application products was approximately $12,729 for the year ended December 31, 2001.

Services revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Services revenues for enterprise solutions was approximately $9,581, 16,793 and $27,305 for the years ended December 31, 1999, 2000 and 2001, respectively. Services revenues for application products was approximately $9,002 for the year ended December 31, 2001.


Foreign revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):


                                      Year Ended December 31,
                              ---------------------------------------
                                1999          2000          2001
                              ---------------------------------------
United Kingdom                   $  3,973      $ 21,903     $ 47,569
United States                      10,974         7,912       11,568
Germany                                 0         1,647        5,117
Ireland                                 0             0        3,641
France                                  0             0        2,742
Benelux                             1,653           123        1,868
Canada                                642           364          618
South Africa                            0         1,739            0
Other                                 346             1        2,848
                              ---------------------------------------
                                 $ 17,588      $ 33,689     $ 75,971
                              =======================================

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area:

                                                 December 31,
                                              -----------------
                                               2000       2001
                                              ------     ------
     Americas................................ $4,427     $4,341
     Europe (Principally U.K.)...............    591      2,718
     ROW.....................................     32         24
                                              ------     ------
                                              $5,050     $7,083
                                              ======     ======
Comprehensive income

For the three years ended December 31, 2001, foreign currency translation adjustments included in comprehensive income (loss) were insignificant. There were no other items of comprehensive income (loss) other than our net loss.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unamortized negative goodwill to be written off immediately as an extraordinary gain, instead of being deferred and amortized. The provisions of SFAS No.141 have been adopted as of July 1, 2001. The adoption of SFAS No. 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, we will cease to amortize approximately $17,922 of goodwill, we had recorded approximately $6,635 of amortization on these amounts during 2001. We will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142.

We expect to complete the initial review during the second quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We are evaluating the effect of this statement on our results of operations and financial position.

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. We do not believe that upon adoption it will have a significant impact on our financial statements.

In November 2001, the FASB reached consensus on Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The FASB concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Historically, we have recorded reimbursements as a reduction of services cost of revenue. This pronouncement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this pronouncement. We believe the adoption of this pronouncement will not result in a material increase in our services revenue and services cost of revenue.

NOTE 4--ACQUISITIONS:

During 2000 and 2001, we completed the following acquisitions that were accounted for using the purchase method of accounting (in thousands):

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

(In thousands)                                                                    ActionPoint
                                                              ASP Outfitter     (Dialog Server
                                                              (AoNet Assets)       Assets)        Prime Response     White Spider
                                                              --------------    --------------    --------------    -------------
Acquisition Date                                               May 29, 2001      May 17, 2001     March 27, 2001    July 19, 2000
Shares issued                                                           165             1,734             11,919              350
Options issued                                                           --                --              1,367              127
Warrants issued                                                          --                --              1,050               --
Purchase Price
  Value of shares issued                                           $    530        $    5,304         $   33,745       $    5,904
  Value of warrants issued                                               --                --              2,819               --
  Value of options issued                                                --                --              3,241            2,122
  Less: Intrinsic value of unvested options allocated to
        deferred stock based compensation (1)                            --                --                 --           (2,033)
Cash                                                                    500             1,954                 --               --
Direct acquisition costs                                                 32               134              6,502              200
                                                              -------------------------------------------------------------------
Total purchase price                                               $  1,062        $    7,392         $   46,307       $    6,193
                                                              ===================================================================

The value of the shares issued was determined based on our market price for a reasonable period before and after the date the terms of the acquisition are agreed upon and announced.

The value of the options included in the purchase price was determined using the Black-Scholes option-pricing model. To the extent that services were required subsequent to the date of the acquisition in order to vest in the replacement unvested options, the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to unearned compensation. The amount allocated to unearned compensation will be recognized as compensation expense over the remaining future vesting period.

The total purchase price is subject to adjustments based upon our finalization of integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. The total purchase price for each acquisition has been allocated as follows (in thousands):


Acquired Company or Assets (as applicable)                           ActionPoint
                                                   ASP Outfitter    (Dialog Server
                                                   (AoNet Assets)       Assets)     Prime Response    White Spider
                                                   --------------    ------------   --------------    ------------
Fair value of assets acquired and liabilities
  assumed (net)                                            $   10          $   95          $19,895          $   92
In-process research and development                           814             392            1,486             734
Developed technology                                           --           3,021            4,515              --
Workforce in place                                            105             675            2,740             198
Tradenames                                                     --              --              982              --
Goodwill                                                      133           3,209           16,689           5,169
                                                   ---------------------------------------------------------------
Total purchase price                                       $1,062          $7,392          $46,307          $6,193
                                                   ===============================================================

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon our estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for the product. Discount rates of 40%, 25%, 35% and 25% were applied to the projected cash flows of the in-process research and development to determine their net present value for the ASP Outfitter (AoNet), ActionPoint (Dialog Server), Prime Response and White Spider products under development, respectively. In-process research and development efforts associated with the acquisition from ASP Outfitter, Inc., consisted of one project for which the estimated state of completion was approximately 50%. In-process research and development efforts associated with the Dialog Server assets acquired from ActionPoint, Inc. consisted of one project for which the estimated state of completion was approximately 75%. Prime Response's in-process research and development efforts consisted of three projects for which the estimated states of completion were approximately 47%, 21% and 79%. White Spider's in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 67%.

The value attributed to in-process research and development was charged to expense in the period the acquisitions were consummated. The write-offs were necessary because the acquired in-process technologies had not yet reached technological feasibility, and in our opinion, have no future alternative uses. The product under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

The value allocated to the assembled workforce was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting. Workforce in place is amortized on a straight-line basis over the estimated period of benefit, which is between two and three years.

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and was being amortized over a three year period on a straight-line basis. Beginning on January 1, 2002, our unamortized balance of goodwill will no longer be amortized, but will continue to be subject to a periodic impairment assessment.

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended December 31, 2001 and December 31, 2000, as if the acquisitions of Prime Response, White Spider, assets associated with Dialog Server from ActionPoint and assets associated with AoNet from ASP Outfitter had occurred at the beginning of each period presented, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

                                         Year Ended December 31,
                                 ----------------         ----------------
                                      2000                     2001
                                 ----------------         ----------------
Net revenues                           $  63,326                $  80,087
Net loss                               $  74,902                $  59,335
Net loss per share
   Basic and diluted                   $   (1.48)                  $(1.13)
Weighted average shares                   50,478                   52,710

Note 5 - ACQUIRED TECHNOLOGY

During 2000, we acquired certain technology and intellectual property from a customer for $3,500. The acquired technology was still in development a the time of the acquistion and has no alternative use. As a result, the entire amount of $3,500 was expensed as in-process research and development.

In October 2001, we acquired certain intellectual property assets and technology of the iApply technology from Pyxis, Inc. At the time of the acquisition, the technology consisted of one project that had not reached technological feasibility and had no alternative use. As a result, the total consideration of $302 was expensed as in-process research and development.

In December 31, 2001, we acquired from EDS certain XML interface technology from $731.

NOTE 6 - DISPOSITION OF MARKETING SERVICE PROVIDER BUSINESS

On September 24, 2001, we sold our Marketing Service Provider Business (the "Business") for cash proceeds of $1,600 to HNC Software International, Inc. The Business was acquired from Prime Response, Inc. The results of operations of the Business from the date of the acquisition of Prime Response to the date of the sale of the Business are included in our results of operations. No gain or loss was recorded on the sale of the Business.

NOTE 7 - RESTRUCTURING

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

Workforce reduction

The restructuring program resulted in the reduction of eleven regular employees, seven in the general and administrative function in the United States and four in the sales and marketing function based outside the United States. The workforce reductions were completed in the second quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $689 relating primarily to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $774 in the first quarter of 2001 pertaining to the estimated future gross obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001, we entered into a favorable sublease transaction, which led to a $210 reduction in the restructuring reserve.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

                                                               Severance and           Asset
                                               Facilities         Benefits           Write-offs       Other          Total
                                             --------------    --------------        ----------     ---------      --------
Total Charge                                          $ 774             $ 689              $ 46         $ 401       $ 1,910
Cash paid                                              (257)             (689)               --          (401)       (1,347)
Provision adjustment                                   (210)               --                --            --          (210)
Non-cash                                                 --                --               (46)           --           (46)
                                             ------------------------------------------------------------------------------
Reserve balance at December 31, 2001                  $ 307             $  --              $ --         $  --       $   307
                                             ==============================================================================

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal 2011. We expect to substantially complete our restructuring program during the next three months.

NOTE 8 - LITIGATION

Beginning in July 2001, we and certain of our officers and directors, as well as certain of the underwriters from the our initial public offering, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York and consolidated under the caption, Weiss v. Chordiant Software, Inc., et al., Case No. 01-CV-6222. In the complaint, the plaintiffs allege that we, certain of our officers and directors and our initial public offering underwriters violated the federal securities laws because our registration statement and prospectus for our initial public offering contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

NOTE 9--BALANCE SHEET COMPONENTS:

                                             Year Ended December 31,
                                     -----------------------------------------
                                          2000                     2001
                                     ---------------          ----------------
Accounts receivable non-
  related parties, net:
Accounts receivable                        $  19,618                 $  19,858
Unbilled receivable                                0                     1,923
Allowance for doubtful accounts                 (195)                     (208)
                                     ---------------          ----------------
                                           $  19,423                 $  21,573
                                     ===============          ================

The allowance for doubtful accounts increased (decreased) by $470, $0 and $13 in the years ended December 31, 1999, 2000 and 2001, respectively. Bad debt write-offs against the allowance for doubtful accounts were $0, ($529) and $0 in the years ended December 31, 1999, 2000 and 2001, respectively.

                                                               December 31,
                                                   ----------------------------------
                                                       2000                 2001
                                                   ------------         -------------
Property and equipment, net:
Computer hardware                                      $  4,919              $ 11,242
Purchased internal-use software                           1,537                 2,321
Furniture and equipment                                     745                 1,449
Leasehold improvements                                    1,347                 2,674
                                                   ------------         -------------
                                                          8,548                17,686
Accumulated depreciation and amortization                (3,498)              (10,603)
                                                   ------------         -------------
                                                       $  5,050              $  7,083
                                                   ============         =============
Accrued expenses:
Accrued payroll and related expenses                   $  5,753              $  6,724
Other accrued liabilities                                 2,410                 3,418
                                                   ------------         -------------
                                                       $  8,163              $ 10,142
                                                   ============         =============

NOTE 10--SOFTWARE DEVELOPMENT AND LICENSE AGREEMENTS:

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a percentage of the underlying revenue. Royalty expense was approximately $263, $873, and $1,982 in fiscal 1999, 2000, and 2001, respectively.

During 1996, we entered into a Value-Added Reseller License and Services Agreement ("the Agreement") with Forte, Inc. Under the Agreement, as amended, we may acquire full-use product licenses for assignment to one or more third-party end-users and pay Sun Microsystems the license fees due upon delivery of the product licenses. The amounts payable to Sun Microsystems are charged to the end-user by us and are recognized as a cost of net revenues. Total expenses recorded were approximately $263, $853 and $1,311 in fiscal 1999, 2000 and 2001, respectively.

NOTE 11--RELATED PARTY TRANSACTIONS:

We previously entered into agreements with EDS, which was a holder of our mandatorily-redeemable convertible preferred stock. These agreements consist primarily of product licenses and related services. Revenues and related costs of revenues, together with deferred revenues and accounts receivable from EDS have been separately disclosed in the financial statements until they ceased to be a related party. During 2001, EDS sold its ownership in us and as a result ceased to be a related party. Revenues, accounts receivable and deferred revenue balances are no longer presented as related parties.

During 2000, we issued to one of our executives 200 shares of common stock subject to a right of repurchase in exchange for a note receivable (the "Note") of $800. The Note was collateralized by the underlying stock and bore interest at a rate of 5.88%. In 2001, we repurchased a total of 117 unvested shares at the original exercise price and forgave the remaining balance of the Note. A compensation expense of $540 was recorded as of December 31, 2001.

NOTE 12--BORROWINGS:

Revolving line of credit

We have a line of credit composed of two elements, an accounts receivable line and an equipment line.

The total amount available under the accounts receivable line of credit is $11,500. Borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate plus 1.5% or the LIBOR Option (1,2,3 or 6 month maturity) plus 500 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There were no borrowings outstanding at December 31, 2001 under the accounts receivable line of credit.

Borrowings under our $2,000 equipment line bear interest at the lending bank's prime rate plus 2.0%. Borrowings outstanding under a previous term facility were $75 at December 31, 2001.

Our assets collateralize borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $25,000 plus 60% of the proceeds of any public stock offerings and subordinated debt issuance, and certain other covenants. At December 31, 2001, we were in compliance with all convenants.

NOTE 13--INCOME TAXES:

Our provision for income taxes was $200 for the year ended December 31, 2001. The increase in provision was attributable to taxes on earnings from our foreign subsidiaries. There was no provision for income taxes in 1999 and 2000 due to our losses.

Deferred tax assets and liabilities consist of the following:

                                                    Year Ended December 31,
                                           ------------------------------------------
                                                  2000                   2001
                                           -------------------    -------------------
Net operating loss carryforwards                   $   18,952             $   46,673
Accrued expenses and provisions                         1,107                  1,580
Tax credit carryforwards                                1,055                  3,938
Deferred Revenue                                        9,686                  2,438
Depreciation and amortization                             (19)                 3,308
Gross deferred tax assets                              30,781                 57,937
Deferred tax valuation allowance                      (30,781)               (57,937)
                                           -------------------    -------------------
Net deferred tax assets                            $        0             $        0
                                           ===================    ===================

The valuation allowance increased by $8,565, $8,281 and $27,156 for the years ended December 31, 1999, 2000 and 2001, respectively.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At December 31, 2001, we had approximately $131,200 and $35,200 of net operating loss carryforwards for federal and state purposes, respectively. These carryforwards are available to offset future taxable income and expire beginning in 2012 and 2002, respectively. At December 31, 2001, there are approximately $1,800 of federal credits that begin to expire in 2011. The California state credits of approximately $1,800 do not expire.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events that may cause limitations in the utilization of net operating losses include a cumulative stock ownership change of more than 50% over a three-year period and other events. We have not yet determined whether or not operating loss benefits are impaired or limited.

NOTE 14--COMMITMENTS AND CONTINGENCIES:

We lease our facilities and some equipment under noncancelable operating leases that expire on various dates through 2011. Rent expense is recognized ratably over the lease term. Future minimum lease payments as of December 31, 2001 are as follows:

     Year Ending December 31,
       2002 .....................................    $ 3,649
       2003 .....................................      3,493
       2004 .....................................      2,744
       2005 .....................................      1,711
       2006 .....................................      1,900
       Thereafter................................      6,412
                                                     -------
                                                     $19,909
                                                     =======

Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $1,438, $1,774 and $3,442, respectively.

NOTE 15--COMMON STOCK:

During 1999, 2000 and 2001, we repurchased 26, 86 and 127 respectively, shares of Common Stock at original issuance prices for a total repurchase price of $41, $77 and $26, respectively.

NOTE 16--STOCK OPTION PLANS:

On May 4, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted six months and a day after the exchange took place at the then current fair market value. These elections needed to be made by June 6, 2001 and were required to include all options granted during the prior six-month period. A total of 61 employees elected to participate in the exchange program. Those 61 employees tendered a total of 801 options to purchase our common stock in return for our promise to grant new options on the grant date of December 10, 2001. A total of 801 options were granted at the fair market value of $6.45 per share on December 10, 2001 to those employees who had been continuously employed by us from the date they tendered their original options through December 10, 2001. The exchange program was also available to our executive officers and directors.

Our 1999 Equity Incentive Plan (the "1999 Plan") provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 17,242 shares of Common Stock have been reserved for issuance under the 1999 Plan. The number of shares reserved under the plan automatically increases on October 1st of each year by the greater of
(1) 5% of outstanding shares on that date and (2) the number of shares of common stock subject to stock awards made under the 1999 Plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors, and provided further that the automatic increase ceases when 20,000 shares are reserved for issuance pursuant to the 1999 Plan. As of December 31, 2001, there were 20,000 shares reserved for issuance pursuant to the 1999 Plan. The 1999 Plan is administered by the Board of Directors, or a committee of the Board of Directors to which it has delegated this power, and provides generally that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. At December 31, 2000 and 2001, 158 and 14 shares were subject to repurchase, respectively.

1999 Non-Employee Director Option Plan

In November 1999, the 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25 shares of Common Stock to each new non- employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 8 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5 shares on the day after each of our annual meetings of the stockholders. A total of 765 shares of Common Stock have been reserved for issuance under the director plan. The amount reserved under the 1999 Non-Employee Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the director plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors.

Our Bonus and Salary Conversion Plan (the "Bonus Plan") provides a means by which selected employees may elect to forego cash bonuses in exchange for fully vested options to purchase shares of our Common Stock. During the year ended December 31, 1998, 189 options were granted under the Bonus Plan with exercise prices ranging from $0.14 to $0.40 per share. No options were granted under the Bonus Plan in 1999, 2000 or 2001. The shares subject to the Bonus Plan shall not exceed 750.

The following table summarizes option activity under our stock option plans:

                                                                          Year Ended December 31,
                                               ------------------------------------------------------------------------------
                                                 1999                      2000                        2001
                                               ------------------------------------------------------------------------------
                                                Shares     Weighted       Shares       Weighted       Shares       Weighted
                                                            average                     average                     average
                                                           exercise                    exercise                    exercise
                                                             price                       price                       price
                                               ------------------------------------------------------------------------------
Outstanding at beginning of period                  5,981   $ 0.60         7,774       $  1.82          8,727       $ 5.00
Granted                                             3,393     3.66         4,360          8.35         10,479         4.37
Cancelled                                            (887)    1.06          (825)        11.85         (3,201)        8.25
Exercised                                            (713)    1.28        (2,582)         1.08           (738)        1.11
                                               -----------            ----------                   ----------
Outstanding at end of period                        7,774     1.82         8,727          5.00         15,267         4.10
                                               -----------            ----------                   ----------
Options exercisable at end of period                2,672                  2,687                        9,100

Weighted average minimum value/fair value
  of options granted during the period             $ 0.79                     $  6.90                      $ 1.80

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                           Options Outstanding                                                 Options Exercisable
                 --------------------------------------                               -----------------------------------
 Range of                           Weighted Average
 Exercise           Number        Remaining Contractual      Weighted Average            Number          Weighted Average
  Prices         Outstanding          Life (Years)             Exercise Price         Exercisable         Exercise Price
 --------        -----------      ---------------------       ----------------        -----------        ----------------
$0.08 - 0.40             233                6.1                    $ 0.19                   41             $    0.21

$0.64 - 1.80           3,303                8.1                      1.27                1,759                  0.81

$2.33 - 3.00           2,087                9.0                      2.74                  946                  2.83

$3.01 - 3.90           4,098                9.2                      3.29                1,650                  3.36

$4.00 - 4.84           1,265                8.1                      4.05                1,066                  4.02

$5.25 - 6.67           3,250                8.5                      6.25                2,731                  6.24

$7.00 - 10.63            369                8.2                      8.31                  335                  8.27

$11.11 - 48.44           662                4.5                     16.17                  572                 16.31
                   ---------                                                        ----------
                      15,267                                                             9,100
                   =========                                                        ==========

During the years ended December 31, 1999, 2000 and 2001, we recorded unearned compensation expense of approximately $11,274, $4,076 and $0, respectively, related to the issuance of stock options. The amount recorded in the year ended December 31, 2000 included $2,033 associated with our acquisition of White Spider described in Note 4. These expenses are being amortized over a period of four years from the date of issuance using the "multiple option" approach prescribed by FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Reward Plans." Amortization of unearned compensation expense related to these options of approximately $2,660, $6,256 and $3,220 was allocated among cost of net revenues, sales and marketing, research and development and general and administrative for all periods presented.

Had compensation cost for our stock-based compensation awards been determined based on the minimum value at the grant dates as prescribed by SFAS No. 123, our net loss would have been as follows:

                                                     Year Ended December 31,
                                               --------------------------------
                                                 1999        2000        2001
                                               --------    --------    --------
  Net loss:
    As reported ..........................     $(23,137)   $(35,356)   $(42,262)
    Pro forma ............................     $(23,944)   $(45,041)   $(50,463)

  Basic and diluted net loss per share:
    As reported ..........................     $  (4.34)   $  (1.05)   $  (0.86)
    Pro forma ............................     $  (4.49)   $  (1.34)   $  (1.02)

Under SFAS No. 123, the minimum value of each option grant is estimated on the grant date using the following weighted average assumptions:

                                                        Year Ended
                                                        December 31,
                                                   ---------------------
                                                   1999     2000     2001
                                                   ----     ----     ----
 Expected lives in years:
   Stock options ...............................    4.6      5.0      5.0
   Employee stock purchase plan ................    0.5      0.5      0.5

 Risk free interest rates:
   Stock options ...............................    5.5%     6.1%     3.9%
   Employee stock purchase plan ................    0.0%     5.8%     3.9%

 Volatility:
   Stock options ...............................    0.0%   115.0%   105.0%
   Employee stock purchase plan ................    0.0%    65.0%   105.0%
   Dividend yield ..............................    0.0%     0.0%     0.0%

The weighted average fair value of these options granted in 1999, 2000 and 2001 was $0.79, $6.90 and $1.80, respectively.

Because the determination of the fair value of all options granted after we became a public entity includes an expected volatility factor in addition to the other factors described in the table above and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported results for future years.

NOTE 17--WARRANTS:

We issued warrants to Accenture plc to purchase up to 600 shares of common stock. The warrant will vest based on achieving designated sales targets. As of December 31, 2001, no warrants had vested. The exercise price is set at $7.05 per warrant. The warrants expire on September 4, 2006. The warrants will be valued based on the fair market value of our common stock upon Accenture achieving the revenue targets and the measured amount will be recorded as sales and marketing.


In conjunction with the Prime Response, Inc. acquisition, we assumed 1,050 warrants issued to Accenture plc and General Atlantic Partners. The warrants were included as part of the purchase price of Prime Response, Inc. at the date of the acquisition.

NOTE 18--EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

We sponsor a 401(k) Savings Plan. Under the 401(k) Plan, employees may elect to contribute up to 15% of their pre-tax compensation. Chordiant's contributions to the 401(k) Plan totaled $155, $143, and $358 for the years ended December 31, 1999, 2000 and 2001, respectively.

Defined contribution plan

We also sponsor a defined contribution pension plan for the employees of our United Kingdom sales office. Under the pension plan, employees of the United Kingdom sales office may elect to contribute 5% of their pre-tax compensation. Our contributions to the pension plan totaled $123, $312 and $599 for the years ended December 31, 1999, 2000 and 2001, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the 1999 employee stock purchase plan (the "ESPP") was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of our Common Stock on every February 15th and August 15th, for a total 24-month term. A new ESPP scheme commences each 6-month anniversary. An employee may participate in one ESPP scheme at any one time. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The amount that may be offered pursuant to this plan is 2,673 shares. In 2001, 555 shares were purchased under the ESPP at a weighted average price of $2.35. The amount reserved under the plan will automatically increase each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the ESPP during the prior twelve-month period. However, the automatic increase is subject to reduction by the Board of Directors.

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown:

---------------------------------------------------------------------------------------------------------------------
                             2000                                            2001
---------------------------------------------------------------------------------------------------------------------
                            First      Second      Third      Fourth        First       Second     Third     Fourth
                            Quarter    Quarter    Quarter     Quarter       Quarter     Quarter    Quarter   Quarter
---------------------------------------------------------------------------------------------------------------------
Net revenues                $ 5,014    $7,396     $9,700      $11,579      $13,047     $18,541     $20,541   $23,842
---------------------------------------------------------------------------------------------------------------------
Gross profit                    802     2,617      3,852        5,956        7,419      10,032      10,572    14,661
---------------------------------------------------------------------------------------------------------------------
Net loss                     13,195     7,852      8,043        6,266        9,693      12,700      10,519     9,350
---------------------------------------------------------------------------------------------------------------------
Net loss per share:
  basic and diluted         $  0.60    $ 0.21     $ 0.22      $  0.17      $  0.25     $  0.25     $  0.20   $  0.17
---------------------------------------------------------------------------------------------------------------------

NOTE 20--SUBSEQUENT EVENTS:

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We feel this agreement will provide us with high quality training and consulting services. We will pay Merit minimum revenue targets as follows: January 1, 2002 to June 30, 2002: (pound)500; July 1, 2002 to December 31, 2002: (pound)900; January 1, 2003 to June 30, 2002: (pound)900 July 1, 2003 to December 31, 2003: (pound)1,000; and January 1, 2004 to June 30, 2004: (pound)500. For a total of (pound)3,800. The minimum revenue target above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, Merit will raise a credit note to be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (pound)555 to (pound)0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

On March 28, 2002, we signed an Agreement and Plan of Merger to acquire OnDemand, Inc., a Delaware corporation. The closing, which is subject to contingencies, is anticipated to occur on or about April 1, 2002. In connection with the merger, the stockholders of OnDemand will receive approximately $12,000 in the aggregate in cash, in exchange for their shares of OnDemand, subject to certain indemnities and escrow provisions. OnDemand provides relationship management software and services that enable businesses to increase sales and reduce costs by maximizing relationships.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item, insofar as it relates to our directors and officers, will be contained under the captions "Directors and Executive Officers of the Registrant" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our definitive proxy statement with respect to our 2002 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Index to Financial Statements

Please see the accompanying Index to Financial Statements, which appears on page XX of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page XX of this report are included in
Item 8 above.

2. Financial Statement Schedules

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement or notes thereto.

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

     (b)  Reports on Form 8-K

         (i) On January 17, 2001, we filed a Current Report on Form 8-K, which contained the text of a joint press release announcing the intended acquisition of Prime Response, Inc. (a company acquired by us on March 27, 2001) and the Agreement and Plan of Merger and Reorganization, dated January 8, 2001, between Prime Response, Inc. and us.

         (ii) On April 10, 2001, we filed a Current Report on Form 8-K announcing the completion of our acquisition of Prime Response, Inc. The consolidated financial statements of Prime Response, Inc., the unaudited pro forma condensed combined financial information for Prime Response, Inc. and us and the joint press release announcing the completion of our acquisition of Prime Response, Inc.

         (iii) On June 5, 2001, we filed a Current Report on Form 8-K, which incorporated by reference a press release (filed as Exhibit
                  99.1 thereto) relating to the purchase of certain assets from ActionPoint, Inc., which was issued May 17, 2001.

         (iv) On June 5, 2001, we filed a Current Report on Form 8-K, which incorporated by reference a press release (filed as Exhibit
                  99.1 thereto) relating to the purchase of certain assets from ASP Outfitter, Inc, which was issued May 29, 2001.

         (v) On September 28, 2001, we filed a current report on Form 8-K announcing the appointment of George Reyes to our board of directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on March __, 2002.

                                          Chordiant Software, Inc.


                                          By:  /s/ Stephen Kelly
                                             ----------------------------------
                                             Stephen Kelly
                                             Chief Executive Officer and
                                             President

Know All Persons by these Presents, that each person whose signature appears below constitutes and appoints Stephen Kelly and Steve G. Vogel, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

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


             Signature                                Title                           Date
             ---------                                -----                           ----

      /s/  Stephen Kelly                    Chief Executive Officer              March __, 2002
------------------------------------          (Principal Executive
           Stephen Kelly                      Officer)


      /s/  Steve G. Vogel                   Chief Financial Officer              March __, 2002
------------------------------------          Chief Accounting Officer
           Steve G. Vogel                     Secretary (Principal Financial
                                              and Accounting Officer)


    /s/ Samuel T. Spadafora                 Chairman of the Board                March __, 2002
------------------------------------
        Samuel T. Spadafora


    /s/ Joseph F. Tumminaro                 Director                             March __, 2002
------------------------------------
        Joseph F. Tumminaro


     /s/ Kathryn C. Gould                   Director                             March __, 2002
------------------------------------
         Kathryn C. Gould


     /s/ David Springett                    Director                             March __, 2002
------------------------------------
         David Springett


      /s/ William Ford                      Director                             March __, 2002
------------------------------------
          William Ford


      /s/ George Reyes                      Director                             March __, 2002
------------------------------------
          George Reyes

                                       67

                                Index to Exhibits

Exhibit
Number    Description
-------   ----------------

2.1 Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers (filed as
          Exhibit 99.1 with Chordiant's Current Report on Form 8-K (No. 000-29357) filed on August 3, 2000 and which Exhibit 99.1 is incorporated herein by reference).

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

4.1 Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment No. 2 to Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on February 7, 2000 and which Exhibit 4.2 is incorporated herein by reference).

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

4.4 Registration Rights Agreement, dated as May 17, 2001, by and between Chordiant Software, Inc. and ActionPoint, Inc.

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

10.5*     White Spider Software, Inc. 2000 Stock Incentive Plan (filed as
          Exhibit 99.1 with Chordiant's Current Report on Form S-8 (No. 333-49032) filed on October 31, 2000 and which Exhibit 99.1 is incorporated herein by reference).

10.6* Form of Notice of the White Spider Software, Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.2 with Chordiant's Current Report on Form S-8 (No. 333-49032) filed on October 31, 2000 and which Exhibit 99.2 is incorporated herein by reference).

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