Form 10-Q
period 2002-03-31
CHORDIANT SOFTWARE INC
filed 2002-05-15
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of April 25, 2002 was 54,435,168.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$33,295	$27,068
Short-term investments and restricted cash	13,272	24,072
Accounts receivable, net	24,895	21,573
Other current assets	5,471	5,267

Total current assets	76,933	77,980
Property and equipment, net	6,386	7,083
Goodwill, net	20,688	17,922
Other intangible assets, net	6,357	9,870
Other assets	1,871	2,010

Total assets	$112,235	$114,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$519	$75
Accounts payable	5,385	5,575
Accrued expenses	12,629	10,142
Deferred revenue(1)	19,772	22,457

Total current liabilities	38,305	38,249
Deferred revenue, long-term(1)	7,849	4,406
Other liabilities	212	910

	46,366	43,565

Stockholders' equity:
Common stock	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	220,272	217,395
Notes receivable from stockholders	(1,457)	(961)
Deferred stock-based compensation	(3,528)	(4,045)
Accumulated other comprehensive loss	(750)	(630)
Accumulated deficit	(148,391)	(140,182)

Total stockholders' equity	65,869	71,300

Total liabilities and stockholders' equity	$112,235	$114,865

(1) Total deferred revenue as of March 31, 2002 and December 31, 2001 was $27,621 and 26,863, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
License	$11,085	$6,786
Service	11,723	6,599

Total revenues	22,808	13,385

Cost of revenues:
License	566	437
Service	9,554	5,287
Non-cash compensation expense	97	242

Total cost of revenues	10,217	5,966

Gross profit	12,591	7,419

Operating expenses:
Sales and marketing
Non-cash compensation expense	136	408
Other sales and marketing	9,114	8,352
Research and development
Non-cash compensation expense	197	217
Other research and development	4,935	4,454
Integration related expense	--	158
Purchased in-process research and development	--	1,486
General and administrative
Non-cash compensation expense	86	93
Other general and administrative	2,190	1,904
Integration related expense	--	774
Amortization of goodwill and purchased intangibles	825	540
Restructuring expense	3,558	--

Total operating expenses	21,041	18,386

Loss from operations	(8,450)	(10,967)

Interest expense	(4)	(15)
Interest and other income, net	245	1,289

Net loss	$(8,209)	$(9,693)

Net loss per share:
Basic and diluted	$(0.15)	$(0.25)

Shares used in computing net loss per share	53,700	38,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(8,209)	$(9,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	943	602
Purchased in-process research and development	--	1,486
Amortization of intangibles	825	540
Stock-based compensation expense	516	960
Provision for doubtful accounts	174	--
Changes in assets and liabilities:
Accounts receivables	(3,496)	4,207
Other current assets	(204)	1,088
Other assets	139	480
Accounts payable	(190)	(2,796)
Accrued expenses	2,409	854
Deferred revenue	758	(2,215)
Other liabilities	(698)	565

Net cash used in operating activities	(7,027)	(3,922)

Cash flows from investing activities:
Property and equipment purchases	(245)	(635)
Cash acquired from acquisitions, net of cash used	--	13,431
Purchases of short-term investments	--	(1,413)
Sales of short-term investments	10,800	--

Net cash provided by investing activities	10,555	11,383

Cash flows from financing activities:
Exercise of stock options	1,408	48
Proceeds from issuance of Common Stock for Employee Stock Purchase Plan	973	730
Proceeds from borrowings	444	--
Repayment of borrowings	--	(178)

Net cash provided by financing activities	2,825	600

Effect of foreign currency exchange rates on cash and cash equivalents	(120)	(326)

Net increase in cash and cash equivalents	6,227	7,735

Cash and cash equivalents at beginning of period	27,068	41,465

Cash and cash equivalents at end of period	$33,295	$49,200

Supplemental cash flow information:
Cash paid for interest	$4	$12

Cash paid for taxes	$--	$18

Supplemental noncash activities:
Common Stock issued for stockholder notes	$496	$96

Issuance of Common Stock in connection with acquisitions	$--	$33,745

Warrants and options assumed in connection with acquisitions	$--	$6,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

We believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations.  Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On contracts involving significant implementation or customization essential to the functionality of our product, license and service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." We consider a project completed at the go-live date. Provisions for estimated contract losses would be recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses, revenue is recognized after the go-live date if the products or seats have been delivered and no remaining obligations exist. We classify revenues from these arrangements as license and services revenues based upon the estimated fair value of each element.

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

Restricted Cash

At December 31, 2001 and March 31, 2002, we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal.  The balance serves as a security deposit in a revenue transaction. At December 31, 2001 and March 31, 2002, we also had a interest bearing letter-of-credit for $488,000 securing a leased facility.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We deposit cash, cash equivalents and short-term investments with financial institutions that management believes are credit worthy. Our accounts receivables are derived from revenues earned from customers principally located in the Americas and Europe. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Three Months Ended
	March 31,
	2002	2001
Company A	24%	--
Company B	22%	30%
Company C	--	25%
Company D	11%	16%

At March 31, 2002, Companies A and E accounted for 20% and 25%, respectively, of accounts receivable. At December 31, 2001 Companies D and F accounted for 10% and 17%, respectively, of accounts receivable.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential common stock unless their effect is antidilutive. Potential common stock consist of common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net loss available to common stockholders	$(8,209)	$(9,693)

Weighted average Common Stock outstanding	53,711	39,044
Weighted average Common Stock subject to repurchase	(11)	(184)

Denominator for basic and diluted calculation	53,700	38,860

Net loss per share - basic and diluted	$(0.15)	$(0.25)

The following table sets forth the weighted average potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	Three Months Ended March 31,
	2002	2001
Warrants outstanding	1,650	59
Employee stock options	8,752	6,657
Common stock subject to repurchase	11	184

	10,413	6,900

Segment information

Based on the information that our chief operating decision maker reviews for assessing performance and allocating resources, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $9.8 million and $4.6 million for the three months ended March 31, 2002 and 2001, respectively. License revenues for application products was approximately $1.3 million and $2.2 million for the three months ended March 31, 2002 and 2001, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues for enterprise solutions was approximately $8.8 million and $6.5 million for the three months ended March 31, 2002 and 2001, respectively. Service revenues for application products was approximately $2.9 million and $86,000 for the three months ended March 31, 2002 and 2001, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2002	2001
Americas	$2,865	$1,920
Europe (principally United.Kingdom)	19,713	11,463
Other	230	2

	$22,808	$13,385

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	March 31, 2002	December 31, 2001

Americas	$3,835	$4,341
Europe (principally United Kingdom)	2,529	2,718
Other	22	24

	$6,386	$7,083

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") issued Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF No. 01-14"). EITF No. 01-14 is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. As a result of the adoption of EITF No. 01-14 beginning January 1, 2002, our service revenues now include reimbursable out-of-pocket expenses and cost of service revenues include the costs associated with reimbursable out-of-pocket expenses. In the historical financial statements, these amounts were previously recorded as net amounts in cost of service revenues. Comparative financial information has been reclassified to conform with current period presentation.  Service revenue expenses of $534,000 and $338,000 have been classified as service revenue for the quarters ended March 31, 2002 and 2001, respectively.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 142  requires among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets and measuring goodwill for impairment. A goodwill impairment analysis will be conducted during our second quarter 2002.  We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. It is anticipated that under our new policy, goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill will be tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill. See Note 5 for adoption of SFAS No. 142.

We adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement did not have a significant impact on our results of operations or financial position.

NOTE 3 - BALANCE SHEET COMPONENTS

	March 31, 2002	December 31, 2001
(In thousands)
Accounts receivable	$17,957	$19,858
Unbilled receivables	7,320	1,923
Allowance for doubtful accounts	(382)	(208)

	$24,895	$21,573

Unbilled receivables relate to earned service revenues that have not yet been billed and maintenance services for future periods that have been purchased by our customers, but have not yet been billed.

NOTE 4 - RESTRUCTURING

During 2001, several areas of the company were restructured to prioritize our initiatives around areas of our business, reduce expenses, and improve efficiency due to our integration and absorption of our acquisitions and reflecting our desire to become cashflow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.  During the quarter ended March 31, 2002, we took further actions in the areas of workforce reduction and consolidation of excess facilities.

Workforce reduction

The restructuring program initiated in the quarter ended March 31, 2002 resulted in the reduction of 20 regular employees.  As a result we recorded a workforce reduction charge of approximately $1.0 million relating primarily to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $2.6 million in the first quarter of 2002 pertaining to the estimated future obligations for non-cancelable lease payments for additional excess facilities that were vacated due to reductions in workforce.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2001	$307	$--	$307
Total charge	2,602	956	3,558
Cash paid	--	(794)	(794)

Reserve balance at March 31, 2002	$2,909	$162	$3,071

Amounts related to net lease charges due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  The reserve balance at March 31, 2002 is currently being included on the balance sheet within accrued expenses.

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling $20.7 million as of the beginning of fiscal 2002, including $2.7 million of acquired workforce intangibles previously classified as purchased intangible assets. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one and one half to three years. We expect amortization expense, excluding the effect of our acquisition of OnDemand, which occurred in April 2002 (see Note 8 below), on purchased intangible assets to be $2.5 million for the remainder of fiscal 2002, $2.7 million in fiscal 2003, and $805,000 in fiscal 2004, at which time existing purchased intangible assets will be fully amortized.

A goodwill impairment analysis will be conducted during our second quarter 2002. We do not foresee any impairment charge as a result.  It is anticipated that under our new policy, goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss as reported	$(8,209)	$(9,693)
Adjustments:
Amortization of goodwill	--	494
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	--	27

Net adjustments	--	521

Net loss-adjusted	$(8,209)	$(9,172)

Basic and diluted net loss per share-as reported	$(0.15)	$(0.25)

Basic and diluted net loss per share-adjusted	$(0.15)	$(0.24)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002, two of our executives exercised 285,000 stock options in exchange for notes receivables (the "Notes") of $496,000. The Notes are full-recourse secured by the underlying stock. These Notes are due in February and March of 2003 and accrue interest between 6.0% and 6.5% per annum.

NOTE 7 - COMMITMENTS

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We feel this agreement will provide us with high quality training and consulting services. We will pay Merit minimum revenue targets as follows: January 1, 2002 to June 30, 2002: (British Pounds)500,000; July 1, 2002 to December 31, 2002: (British Pounds)900,000; January 1, 2003 to June 30, 2002: (British Pounds)900,000; July 1, 2003 to December 31, 2003: (British Pounds)1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds)500,000. For a total of (British Pounds)3.8 million. The minimum revenue target above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, Merit will raise a credit note to be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds)555,000 to (British Pounds)0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

NOTE 8 - SUBSEQUENT EVENTS

On March 28, 2002, we signed an Agreement and Plan of Merger to acquire OnDemand, Inc., a Delaware corporation. The closing occurred on April 1, 2002. In connection with the merger, the stockholders of OnDemand, Inc. received approximately $11.5 million in the aggregate in cash, in exchange for their shares of OnDemand, Inc., subject to certain indemnities and escrow provisions. As of the closing of the OnDemand acquisition, OnDemand had working capital of approximately $5.4 million.

On April 1, 2002 we entered into an agreement with Canadian Imperial Holdings, Inc. ("CIBC") to sell shares of our common stock as a means to increase working capital in light of the cash payments made in connection with the OnDemand acquisition. Pursuant to this agreement we have agreed to sell 479,100 shares of our common stock at a purchase price of approximately $3.2 million. The purchases and sales of the shares will be made pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the "1933 Act") afforded by Regulation D of the 1933 Act. Pursuant to the terms of the stock purchase agreements between us and CIBC we have agreed, following the closing of this transaction, to prepare and file with the SEC a registration on Form S-3covering the resale by CIBC of the shares to be purchased by CIBC. The registration rights set forth in the agreement are subject to certain limitations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Form 10-Q entitled  "Overview," "Results of Operations," "Cost of revenues," "Operating Expenses," "Interest and other Income (Expense), and Interest Expense," "Restructuring Costs," "Provision for Income Taxes," "Liquidity and Capital Resources" and "Business Risks." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission.

Overview

We provide customer relationship management (CRM) software solutions for global business-to-consumer enterprise companies. Our target customers include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships requiring high levels of personalized services. We began marketing our enterprise solutions in 1997. Through our acquisitions of Prime Response, certain technology from ActionPoint and ASP Outfitter, we have added to our product offerings. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements these companies have for enterprise-wide CRM software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell, and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony the web and e-mail.

The quarter ended March 31, 2002, was the fourth full quarter with consolidated revenues and expenses from the Prime Response acquisition. Additionally, the revenues and expenses associated with the asset acquisitions from ActionPoint and ASP Outfitter have been included since May 2001. As a result of these acquisitions, comparison of prior period revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 51% and 49% for the quarters ended March 31, 2002 and 2001, respectively. We expect that service revenue will continue to represent over 40% of total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the quarters ended March 31, 2002 and 2001, revenues were principally derived from customer accounts in the Americas and Europe (principally The United Kingdom). For the quarters ended March 31, 2002 and 2001, international revenues were $19.9 million, $11.5 million, or approximately 87% and 86% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

Over the past two years our international revenue growth rate has rapidly outpaced our United States revenue growth rate. We feel this has occurred for several reasons. First, the U.S. economy has been weak compared to areas where we have an international presence. Second, our leadership has been very strong internationally as Stephen Kelly was personally responsible for promoting our strong growth in International Operations. Third, up until recently, the competition for sales personnel was very strong in the United States. And fourth, Prime Response, which we acquired in 2001, has a very strong international presence. Assuming the United States economy begins to recover and given our focus, which includes Stephen Kelly as our Chief Executive Officer and Jeremy Coote as our new Americas' President, we believe we will be able to increase our growth rate for our U.S. revenues more rapidly than our international revenues.

A small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on our revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers. Customer concentration has reduced and we expect that trend to continue.

Pricing pressure during the past year has intensified particularly with application products. Several of our competitors continue to aggressively price their products with large discounts in comparison to our prices. We believe this competitive pricing pressure will continue. Our strategy is to continue to offer products with functionality different and superior to our competitors.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our fulltime employees decreased from 436 at December 31, 2001, to 385 at March 31, 2002, representing a decrease of approximately 12%. The decrease was due primarily to reduction in force and the transfer of our training employees to Merit International that occurred during the quarter ended March 31, 2002. We anticipate that our operating expenses, in gross dollars, will continue to increase over the very long term as we expand our product development, sales and marketing and professional services organization.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
License	49%	51%
Service	51	49

Total revenues	100	100

Cost of revenues:
License	2	3
Service	42	39
Non-cash compensation expense	--	2

Total cost of revenues	44	44

Gross Profit	56	56

Operating expenses:
Sales and marketing
Non-cash compensation expense	1	3
Other sales and marketing	40	62
Research and development
Non-cash compensation expense	1	2
Other research and development	22	33
Integration related expense	--	1
Purchased in-process research and development	--	11
General and administrative
Non-cash compensation expense	--	1
Other general and administrative	10	14
Integration related expense	--	6
Amortization of goodwill and purchased intangibles	4	4
Restructuring expense	16	--

Total operating expenses	94	137

Loss from operations	(38)	(81)

Interest expense	--	--
Interest and other income, net	1	10

Net loss	(37)%	(71)%

Comparison of the Three Months Ended March 31, 2002 and 2001

Revenues

License. Total license revenues increased to approximately $11.1 million for the quarter ended March 31, 2002 from $6.8 million, or approximately 63%, for the quarter ended March 31, 2001. License revenues for enterprise solutions increased to approximately $9.8 million for the quarter ended March 31, 2002 from $4.6 million, or approximately 113%, for the quarter ended March 31, 2001. License revenues for application products decreased to approximately $1.3 million for the quarter ended March 31, 2002 from $2.2 million, or approximately (41)%, for the quarter ended March 31, 2001. The overall revenue increase was primarily due to the growth in the number of product implementations by new and existing customers for our enterprise solutions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, increased to approximately $11.7 million for the quarter ended March 31, 2002, from $6.6 million, or approximately 78%, for the quarter ended March 31, 2001. Service revenues for enterprise solutions increased to approximately $8.8 million for the quarter ended March 31, 2002, from $6.5 million, or approximately 35%, for the quarter ended March 31, 2001. Service revenues for application products increased to approximately $2.9 million for the quarter ended March 31, 2002, from $86,000, for the quarter ended March 31, 2001. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Reimbursement of out-of-pocket expenses increased to approximately $534,000 for the quarter ended March 31, 2002 from $338,000, or approximately 58%, for the quarter ended March 31, 2001.

Cost of revenues

License. Cost of license revenues increased to $566,000 for the quarter ended March 31, 2002, from $437,000, or approximately 30%, for the quarter ended March 31, 2001. These costs resulted in license gross margins of approximately 95% and 94% for the quarters ended March 31, 2002 and 2001, respectively. The cost of license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service. Cost of service revenues, before the effect of non-cash compensation expense, increased to $9.6 million for the quarter ended March 31, 2002, from $5.3 million, or approximately 81%, for the quarter ended March 31, 2001. These costs resulted in service gross margins of 19% and 20% for the quarters ended March 31, 2002 and 2001, respectively. The increase is primarily due to increased staff to support a higher number of product-related engagements.

Reimbursement of out-of-pocket expenses increased to approximately $534,000 for the quarter ended March 31, 2002 from $338,000, or approximately 58%, for the quarter ended March 31, 2001.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, increased to $9.1 million for the quarter ended March 31, 2002 from $8.4 million, or approximately 8%, for the quarter ended March 31, 2001. The increase in these expenses were mainly attributable to increases of $600,000 in personnel related expenses due to our increase in personnel from our acquisitions and $100,000 in marketing and advertising costs.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased to $4.9 million for the quarter ended March 31, 2002 from $4.5 million, or approximately 9%, for the quarter ended March 31, 2001. The increase was mainly due to an increase of $400,000 in personnel related expenses due in large part to our acquisition of development personnel from Prime Response, Actionpoint and ASP Outfitters.

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

General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, increased to $2.2 million for the quarter ended March 31, 2002, from $1.9 million, or 16%, for the quarter ended March 31, 2001. The increase in these expenses was mainly attributable to an increase of $300,000 in personnel related expenses.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. The balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. We recorded for the quarter ended March 31,2002, amortization of stock-based compensation expense of $517,000 compared to $960,000 for the quarter ended March 31, 2001. At March 31, 2002, approximately $3.5 million of stock-based compensation remained to be amortized.

Amortization of intangibles. Amortization of intangibles for the quarter ended March 31, 2002, was $825,000 of which $458,000 is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $367,000 is related to the acquisitions of certain assets from ActionPoint, Inc. and ASP Outfitter, Inc. in May 2001 and technology from EDS in December 2001.

Interest and other Income, net, and Interest Expense

Interest and other income, net consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Interest and other income (expense), net decreased to approximately $245,000 for the quarter ended March 31, 2002, from $1.3 million for the quarter ended March 31, 2001. The decrease in interest and other income is primarily attributable to declining interest rates and a lower amount of funds available for investment.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Realized gains and losses are recognized when realized on the consolidated statements of income.

During the quarter ended March 31, 2002, net cash used to fund operating activities was $7.0 million. We have incurred losses and negative cash flows since inception. Our cash balances may decline further although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

Net cash provided by investing activities was $10.6 million, primarily related to our proceeds from short-term investments. Our cash and cash equivalents, short-term investments and restricted cash value on March 31, 2002, was $46.6 million, representing a decrease of approximately $4.5 million since December 31, 2001.

Cash usage for the second quarter is expected to be in the range of $0 to $2 million.

At December 31, 2001 and March 31, 2002, we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal.  The balance serves as a security deposit in a revenue transaction. At December 31, 2001 and March 31, 2002, we also had a interest bearing letter-of-credit for $488,000 securing a leased facility.

On October 15, 2001, we renewed terms and conditions for a line of credit with Comerica Bank that is comprised of two elements, an accounts receivable line and an equipment line.

Under the renewed terms and conditions of the accounts receivable line, the total amount of the line of credit is $11.5 million. At our option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate plus 1.5% or the LIBOR Option (1,2,3 or 6 month maturity) plus 500 basis points. The accounts receivable line is limited to 80% of eligible accounts receivable. There were no borrowings outstanding at March 31, 2002 under the line of credit. Borrowings under our $2.0 million equipment line bear interest at the lending bank's prime rate plus 2.0%.

Our assets collateralize borrowings under both lines of credit. The lines of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and certain other covenants. As of March 31, 2002 we were in compliance with all covenants of the agreement.

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

In addition, while our cash projections contain assumptions about future revenues, we have significant commitments for cash payouts that will occur regardless of our revenues. Future payments due under debt and lease obligations as of March 31, 2002 are as follows (in thousands):

	Borrowings	Operating Leases	Total
Year Ended
2002	$519	$2,737	$3,256
2003	0	3,493	3,493
2004	0	2,744	2,744
2005	0	1,711	1,711
2006	0	1,900	1,900
Thereafter	0	6,412	6,412

Total	$519	$18,997	$19,516

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We feel this agreement will provide us with high quality training and consulting services. We will pay Merit minimum revenue targets as follows: January 1, 2002 to June 30, 2002: (British Pounds)500,000; July 1, 2002 to December 31, 2002: (British Pounds)900,000; January 1, 2003 to June 30, 2002: (British Pounds)900,000; July 1, 2003 to December 31, 2003: (British Pounds)1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds)500,000. For a total of (British Pounds)3.8 million. The minimum revenue target above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, Merit will raise a credit note to be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds)555,000 to (British Pounds)0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

BUSINESS RISKS

We expect to continue to incur losses and may not achieve or maintain profitability, which may cause our stock price to decline.

We incurred losses of $8.2 million for the quarter ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $148.4 million. We expect to continue to incur losses into the first two quarters of the current fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability.

Our revenue as a percentage of deferred revenue is declining, which may reduce our forecasting accuracy resulting in investor disappointment and resulting stock price reductions.

Historically, a large amount of license revenue flowed through deferred revenue.  In 2000 nearly 100% of license revenues came through deferred revenue.  In 2001 approximately 70% of license revenue came through deferred revenue.  We believe this trend will continue.  Less reliance on deferred revenue requires the licensing of software that does not involve significant implementation or customization essential to its functionality.  If we fail to contract the additional non-deferred licenses, we may miss our revenue forecasts which may cause our stock price to decline.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

During the quarter ended March 31, 2002, international revenues were $19.9 million or approximately 87% of our total revenues. During the quarter ended March 31, 2001, international revenues were $11.5 million or approximately 86% of our total revenues. We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

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

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the quarter ended March 31, 2002, revenues from companies A, B and D accounted for 24%, 22% and 11% of total revenues, respectively. For the quarter ended March 31, 2001, revenues from companies B, C and D accounted for 30%, 25% and 16% of total revenues, respectively. While our size has increased and customer concentration has reduced, we still expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

  Product and price competition;
  Size and timing of individual license transactions;
  Delay or deferral of customer implementations of our products;
  Length of our sales cycle;
  Success in expanding our global services organization, direct sales force and indirect distribution channels;
  Timing of new product introductions and product enhancements;
  Appropriate mix of products licensed and services sold;
  Levels of international transactions;
  Activities of and acquisitions by competitors;
  Further deterioration and changes in domestic and foreign markets and economies; and
  Our ability to develop and market new products and control costs.

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

Sales of our products and services in three large markets -- financial services, travel and leisure and telecommunications -- accounted for approximately 93% of our total revenues for the quarter ended March 31, 2002, and 96% of total revenues for the quarter ended March 31, 2001. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2002. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

In addition, we cannot predict what effect the political terrorist attacks of September 11, 2001, and the related military conflict have had or are continuing to have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours. If these or other outside factors cause existing or prospective customers to cancel or delay deployment of products such as ours, our operating results would be adversely affected.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. We anticipate that services revenues will continue to represent over 40% of total revenues. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

We license from several software providers technologies that are incorporated into our products. For example, we license Forte 4GL Runtime and related iPlanet products from iPlanet, a Sun Microsystems company. In addition, we license JRules software products from Ilog and other products from other vendors. Our license agreement with Sun Microsystems was renewed in October 2001. We anticipate that we will continue to license technology from iPlanet, Ilog and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the iPlanet or Ilog, Inc. technology or other technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments. The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2002:

	March 31, 2002	Fair Value
Short-term investments and restricted cash	$13,272	$13,272
Average interest rates	1.93%

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

Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 87% of total revenues for the quarter ended March 31, 2002. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the quarter ended March 31, 2002 was not material.

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

          None.

Item 5.  Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant's Current Report on Form 8-K filed on April 12, 2002, and which Exhibit 2.1 is incorporated herein by reference).

3.1 Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 3.1 is incorporated herein by reference).

3.2 Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 3.2 is incorporated herein by reference).

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

4.4 Registration Rights Agreement, dated May 17, 2001, by and between Chordiant and ActionPoint, Inc. (filed as Exhibit 4.4 to Chordiant's Annual Report on Form 10-K filed on March 29, 2002, which Exhibit 4.4 is incorporated herein by reference).

10.12* Form of Promissory Note in favor of Chordiant executed by certain officers and directors in connection with the exercise of options (filed as Exhibit 10.11 with Amendment No. 1 to Chordiant's Registration Statement on From S-1 (No. 333-92187) filed on January 19, 2000, and which Exhibit 10.11 is incorporated herein by reference).

10.13* Form of Stock Pledge Agreement by and between Chordiant and certain officers and directors in connection with the exercise of options (filed as Exhibit 10.12 with Amendment No. 1 to Chordiant's Registration Statement on From S-1 (No. 333-92187) filed on January 19, 2000, and which Exhibit 10.11 is incorporated herein by reference).

10.14 Amended and Restated Loan and Security Agreement, dated August 31, 2000, by and between Chordiant and Imperial Bank.

10.15 First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant and Comerica Bank - California, successor in interest to Imperial Bank.

10.16* Change of Control Agreement, dated April 27, 2001, by and between Chordiant and Stephen Kelly.

10.17* Change of Control Agreement, dated September 10, 2001, by and between Chordiant and Sam Spadafora.

10.18* Change of Control Agreement, dated April 27, 2001, by and between Chordiant and Steve Vogel.

10.19* Change of Control Agreement, dated May 6, 2002, by and between Chordiant and Don Morrison.

10.20* Form of Indemnification Agreement by and between Chordiant and certain officers and directors of Chordiant.

10.21   Securities Purchase Agreement by and between Chordiant and Canadian Imperial Holdings, Inc.

24.1 Power of Attorney (set forth on signature page).

* Management contract or compensatory plan or arrangement.

(b) Reports on Form8-K

None.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

Chordiant Software, Inc.

(Registrant)

/s/ Steve G. Vogel

Steve G. Vogel
Senior Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1 Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant's Current Report on Form 8-K filed on April 12, 2002, and which Exhibit 2.1 is incorporated herein by reference).

3.1 Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 3.1 is incorporated herein by reference).

3.2 Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and which Exhibit 3.2 is incorporated herein by reference).

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

4.4 Registration Rights Agreement, dated May 17, 2001, by and between Chordiant and ActionPoint, Inc. (filed as Exhibit 4.4 to Chordiant's Annual Report on Form 10-K filed on March 29, 2002, which Exhibit 4.4 is incorporated herein by reference).

10.12* Form of Promissory Note in favor of Chordiant executed by certain officers and directors in connection with the exercise of options (filed as Exhibit 10.11 with Amendment No. 1 to Chordiant's Registration Statement on From S-1 (No. 333-92187) filed on January 19, 2000, and which Exhibit 10.11 is incorporated herein by reference).

10.13* Form of Stock Pledge Agreement by and between Chordiant and certain officers and directors in connection with the exercise of options (filed as Exhibit 10.12 with Amendment No. 1 to Chordiant's Registration Statement on From S-1 (No. 333-92187) filed on January 19, 2000, and which Exhibit 10.11 is incorporated herein by reference).

10.14 Amended and Restated Loan and Security Agreement, dated August 31, 2000, by and between Chordiant and Imperial Bank.

10.15 First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant and Comerica Bank - California, successor in interest to Imperial Bank.

10.16* Change of Control Agreement, dated April 27, 2001, by and between Chordiant and Stephen Kelly.

10.17* Change of Control Agreement, dated September 10, 2001, by and between Chordiant and Sam Spadafora.

10.18* Change of Control Agreement, dated April 27, 2001, by and between Chordiant and Steve Vogel.

10.19* Change of Control Agreement, dated May 6, 2002, by and between Chordiant and Don Morrison.

10.20* Form of Indemnification Agreement by and between Chordiant and certain officers and directors of Chordiant.

10.21   Securities Purchase Agreement by and between Chordiant and Canadian Imperial Holdings, Inc.

24.1 Power of Attorney (set forth on signature page).

* Management contract or compensatory plan or arrangement.