Form 10-Q
period 2002-06-30
CHORDIANT SOFTWARE INC
filed 2002-08-13
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of July 25, 2002 was 55,072,080.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents(1)	$30,127	$27,068
Short-term investments and restricted cash(1)	13,466	24,072
Accounts receivable, net	14,277	21,573
Other current assets	3,307	5,267

Total current assets	61,177	77,980
Property and equipment, net	6,674	7,083
Goodwill, net	24,782	17,922
Other intangible assets, net	6,865	9,870
Other assets	2,309	2,010

Total assets	$101,807	$114,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$1,697	$75
Accounts payable	4,540	5,575
Accrued expenses	11,176	10,142
Deferred revenue(2)	15,742	22,457

Total current liabilities	33,155	38,249
Deferred revenue, long-term(2)	8,257	4,406
Other liabilities	519	910

	41,931	43,565

Stockholders' equity:
Common stock	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	223,384	217,395
Notes receivable from stockholders	(1,457)	(961)
Deferred stock-based compensation	(3,087)	(4,045)
Accumulated other comprehensive gain (loss)	252	(630)
Accumulated deficit	(158,939)	(140,182)

Total stockholders' equity	59,876	71,300

Total liabilities and stockholders' equity	$101,807	$114,865

(1) Total cash, cash equivalents, short-term investments and restricted cash as of June 30, 2002 and December 31, 2001 was $43,593 and $51,140, respectively.

(2) Total deferred revenue as of June 30, 2002 and December 31, 2001 was $23,999 and $26,863, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
License	$6,038	$9,816	$17,122	$16,602
Service	9,037	9,158	20,762	15,757

Total revenues	15,075	18,974	37,884	32,359

Cost of revenues:
License	488	329	1,055	766
Service	6,606	8,372	16,159	13,659
Non-cash compensation expense	74	161	171	403

Total cost of revenues	7,168	8,862	17,385	14,828

Gross profit	7,907	10,112	20,499	17,531

Operating expenses:
Sales and marketing
Non-cash compensation expense	100	229	236	637
Other sales and marketing expense	8,305	10,400	17,419	18,752
Research and development
Non-cash compensation expense	193	311	390	528
Other research and development expense	5,166	5,448	10,101	9,902
Purchased in-process research and development	997	1,206	997	2,692
General and administrative
Non-cash compensation expense	74	122	160	215
Other general and administrative expense	1,935	2,823	4,126	4,727
Amortization of intangible assets	954	2,473	1,778	3,013
Restructuring expense	939	737	4,498	1,669

Total operating expenses	18,663	23,749	39,705	42,135

Loss from operations	(10,756)	(13,637)	(19,206)	(24,604)

Interest expense	(88)	(7)	(92)	(22)
Other income, net	296	944	541	2,233

Net loss	$(10,548)	$(12,700)	$(18,757)	$(22,393)

Net loss per share:
Basic and diluted	$(0.19)	$(0.25)	$(0.35)	$(0.49)

Shares used in computing net loss per share	54,756	51,510	54,307	45,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(18,757)	$(22,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,965	1,653
Purchased in-process research and development	997	2,692
Loss on disposal of assets	--	52
Amortization of intangibles	1,778	3,013
Stock-based compensation expense	957	1,784
Provision for doubtful accounts	554	20
Changes in assets and liabilities:
Accounts receivables	6,927	4,413
Other current assets	2,025	134
Other assets	(206)	2,724
Accounts payable	(1,133)	(5,124)
Accrued expenses	385	(3,561)
Deferred revenue	(2,969)	(3,407)
Other liabilities	(699)	705

Net cash used in operating activities	(8,176)	(17,295)

Cash flows from investing activities:
Property and equipment purchases	(836)	(877)
Proceeds from disposal of property and equipment	88	--
Cash acquired (used) from acquisitions, net	(4,772)	10,899
Purchases of short-term investments	(9,044)	(1,413)
Sales of short-term investments	19,650	4,860

Net cash provided by investing activities	5,086	13,469

Cash flows from financing activities:
Exercise of stock options	1,463	118
Repurchase of Common Stock	--	1
Proceeds from issuance of Common Stock	3,029	--
Proceeds from issuance of Common Stock for Employee Stock Purchase Plan	981	731
Proceeds from borrowings	444	--
Repayment of notes receivable	--	134
Repayment of borrowings	(669)	(345)

Net cash provided by financing activities	5,248	639

Effect of foreign currency exchange rates on cash and cash equivalents	901	(324)

Net increase (decrease) in cash and cash equivalents	3,059	(3,511)

Cash and cash equivalents at beginning of period	27,068	41,465

Cash and cash equivalents at end of period	$30,127	$37,954

Supplemental cash flow information:
Cash paid for interest	$88	$12

Cash paid for taxes	$--	$18

Supplemental noncash activities:
Common Stock issued for stockholder notes	$496	$96

Issuance of Common Stock in connection with acquisitions	$--	$39,579

Warrants and options assumed in connection with acquisitions	$--	$6,060

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

On contracts involving significant implementation or customization essential to the functionality of our product, license and service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." We consider a project completed at the go-live date. Provisions for estimated contract losses would be recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses, related to the original licensing agreement, revenue is recognized either after the go-live date if the products or seats have been delivered and no remaining obligations exist or if obligations remain, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

Restricted Cash

At December 31, 2001 and June 30, 2002, we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal.  The balance serves as a security deposit in a revenue transaction. At December 31, 2001 and June 30, 2002, we also had a interest bearing letter-of-credit for $0.5 million securing a leased facility.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We deposit cash, cash equivalents and short-term investments with financial institutions that we believe are credit worthy. Our accounts receivables are derived from revenues earned from customers principally located in the Americas and Europe. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Company A	19%	--	11%	--
Company B	16%	--	20%	--
Company C	--	19%	15%	23%
Company D	--	11%	--	--
Company E	--	--	--	16%
Company F	--	--	10%	11%

At June 30, 2002, Company's B and G accounted for 11% and 10% of accounts receivable, respectively. At December 31, 2001 Companies F and B accounted for 10% and 17%, respectively, of accounts receivable.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net loss available to common stockholders	$(10,548)	$(12,700)	$(18,757)	$(22,393)

Weighted average common stock outstanding	54,763	51,672	54,314	45,498
Common stock subject to repurchase	(7)	(162)	(7)	(162)

Denominator for basic and diluted calculation	54,756	51,510	54,307	45,336

Net loss per share - basic and diluted	$(0.19)	$(0.25)	$(0.35)	$(0.49)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Warrants outstanding	1,650	1,050	1,650	1,050
Employee stock options	8,031	7,286	8,031	7,286
Common shares subject to repurchase	7	162	7	162
	9,688	8,498	9,688	8,498

Segment information

Based on the information that our chief operating decision maker reviews for assessing performance and allocating resources, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $4.1 million and $5.3 million for the three months ended June 30, 2002 and 2001, respectively. License revenues for enterprise solutions  for the six months ended June 30, 2002 and 2001 were $13.9 million and $10.0 million, respectively.  License revenues for application products were approximately $1.9 million and $4.5 million for the three months ended June 30, 2002 and 2001, respectively. License revenues for application products  for the six months ended June 30, 2002 and 2001 were approximately $3.2 million and $6.6 million, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues for enterprise solutions were approximately $6.4 million and $6.3 million for the three months ended June 30, 2002 and 2001, respectively. Service revenues for enterprise solutions for the six months ended June 30, 2002 and 2001 were approximately $15.3 million and $12.8 million, respectively. Service revenues for application products were approximately $2.6 million and $2.9 million for the three months ended June 30, 2002 and 2001, respectively. Service revenues for application products for the six months ended June 30, 2002 and 2001 were approximately $5.5 million and $3.0 million, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Americas	$4,331	$4,407	$7,197	$6,509
Europe (principally U.K.)	10,598	14,310	30,311	25,581
Other	146	257	376	269

	$15,075	$18,974	$37,884	$32,359

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	June 30, 2002	December 31, 2001

Americas	$4,005	$4,341
Europe (principally United Kingdom)	2,648	2,718
Other	21	24

	$6,674	$7,083

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") issued Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF No. 01-14"). EITF No. 01-14 is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. As a result of the adoption of EITF No. 01-14 beginning January 1, 2002, our service revenues now include reimbursable out-of-pocket expenses and cost of service revenues include the costs associated with reimbursable out-of-pocket expenses. In the historical financial statements, these amounts were previously recorded as net amounts in cost of service revenues. Comparative financial information has been reclassified to conform with current period presentation.  Reimbursable expenses reported as service revenue for the three months ended June 30, 2002 and 2001 were $0.5 million and $0.4 million, respectively. Reimbursable expenses reported as service revenue for the six months ended June 30, 2002 and 2001 were $1.0 million and $0.8 million, respectively.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets.  These assets will then be subject to an impairment test at least annually.  In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill.

The adoption of SFAS No. 142 did not have a material impact on our consolidated financial position or results of operations. See Note 6.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001 and SFAS No.145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). We expect to adopt these statements effective January 1, 2003. The adoption of these statements is not expected to have a material effect on our consolidated financial position or results of operations.

Effective January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement did not have a significant impact on our results of operations or financial position.

NOTE 3 - ACQUISITION

On April 1, 2002 we acquired OnDemand, Inc., a provider of relationship management software located in Palo Alto, California.

The results of operations of OnDemand have been included in our operating results from the date of acquisition.

The total purchase price of $11,718 was paid in cash. The purchase price is subject to adjustments based upon our finalization of integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Acquired Company:	OnDemand

Current assets	$7,254
Property and equipment	901
In-process research and development	997
Core technology	1,118
Developed technology	155
Customer list	190
Goodwill	4,034

Total assets	$14,649

Current liabilities	$(799)
Long-term debt	(2,132)

Total liabilities	(2,931)

Net assets acquired	$11,718

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include borrowings, accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon our estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for the product. Discount rates used in the analysis consisted of 30% applied to the projected cash flows of the in-process research and development to determine their net present value for OnDemand products under development, 25% for core technology and 20% for developed technology.

The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated. The write-off was necessary because the acquired in-process technology had not yet reached technological feasibility, and in management's opinion, have no future alternative uses. The product under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six months ended June 30, 2002 and June 30, 2001, as if the acquisition of OnDemand, Prime Response, Actionpoint and AoNet had occurred on at the beginning of each of the years presented. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2002, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenues	$15,075	$18,994	$7,197	$6,509
Net loss	(9,551)	(11,945)	(21,298)	(35,994)
Net loss per share	$(0.17)	$(0.23)	$(0.39)	$(0.69)
Basic and diluted weighted average shares	54,756	52,474	54,307	52,300

NOTE 4 - BALANCE SHEET COMPONENTS

	June 30, 2002	December 31, 2001
(In thousands)
Accounts receivable	$11,730	$19,858
Unbilled receivables	3,309	1,923
Allowance for doubtful accounts	(762)	(208)

	$14,277	$21,573

Unbilled receivables relate to earned service revenues and licenses delivered that have not yet been billed and maintenance services for future periods that have been purchased by our customers, but have not yet been billed.

NOTE 5 - RESTRUCTURING

During 2001, several areas of the company were restructured to prioritize our initiatives around areas of our business, reduce expenses, and improve efficiency due to our integration and absorption of our acquisitions and reflecting our desire to become cashflow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.  During the quarters ended March 31, 2002 and June 30, 2002, we took further actions in the areas of workforce reduction and consolidation of excess facilities.

Workforce reduction

The restructuring program initiated in the quarter ended March 31, 2002 resulted in the reduction of 20 regular employees.  As a result, we recorded a workforce reduction charge of approximately $1.0 million relating primarily to severance and benefits.  A continuation of the restructuring program in the quarter ended June 30, 2002 resulted in a further reduction of 37 additional employees.  As a result, we recorded an additional workforce reduction charge of approximately $0.9 million relating primarily to severance and benefits.  We anticipate incurring additional workforce reduction charges and expect to complete the restructuring program during the third quarter ending September 30, 2002.

Consolidation of excess facilities

We accrued for lease costs of $2.6 million in the first quarter of 2002 pertaining to the estimated future obligations for non-cancelable lease payments for additional excess facilities that were vacated due to reductions in workforce.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenues	$15,075	$18,994	$7,197	$6,509
Net loss	(9,551)	(11,945)	(21,298)	(35,994)
Net loss per share	$(0.17)	$(0.23)	$(0.39)	$(0.69)
Basic and diluted weighted average shares	54,756	52,474	54,307	52,300

	Facilities	Severance and Benefits	Total

Accrued at December 31, 2001	$307	$--	$307
Total expense	2,602	1,896	4,498
Cash paid	(111)	(877)	(988)

Accrued at June 30, 2002	$2,798	$1,019	$3,817

Amounts related to net lease charges due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  The reserve balance at June 30, 2002 is currently being included on the balance sheet within accrued expenses.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling $20.7 million as of the beginning of fiscal 2002, including $2.7 million of acquired workforce intangibles previously classified as purchased intangible assets. Our purchase of OnDemand increased our goodwill by $4.0 million to $24.8 million at June 30, 2002.  Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one and one half to three years. We expect amortization expense, including the effect of our acquisition of OnDemand, on purchased intangible assets to be $1.9 million for the remainder of fiscal 2002, $3.6 million in fiscal 2003, $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2002 and 2001, respectively (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net loss as reported	($10,548)	($12,700)	($18,757)	($22,393)
Adjustments:
Amortization of goodwill	--	1,874	--	2,371
Amortization of acquired workforce intangibles previously classified as purchase intangible assets	--	277	--	304

Net adjustments	--	2,151	--	2,675

Net loss- as adjusted	($10,548)	($10,549)	($18,757)	($19,718)

Basic and diluted net loss per share - as reported	($0.19)	($0.25)	($0.35)	($0.49)

Basic and diluted net loss per share - as adjusted	($0.19)	($0.20)	($0.35)	($0.43)

NOTE 7 - COMMITMENTS

Future payments due under debt and lease obligations as of June 30, 2002 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total
Six Months Ended
2002	$1,087	$2,252	($190)	$3,149
Year Ended
2003	827	3,493	(331)	3,989
2004	102	2,744	(339)	2,507
2005	0	1,711	(143)	1,568
2006	0	1,900	--	1,900
Thereafter	0	6,412	--	6,412

Total	$2,016	$18,512	($1,003)	$19,525

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit, based on meeting certain minimum revenue targets, as follows: July 1, 2002 to December 31, 2002: (British Pounds) 900,000; January 1, 2003 to June 30, 2003: (British Pounds) 900,000; July 1, 2003 to December 31, 2003: (British Pounds) 1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds) 500,000, for a total of (British Pounds) 3.3 million. The minimum revenue target above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, the excess will be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Overview

We provide customer relationship management (CRM) software solutions for global business-to-consumer enterprise companies. Our target customers include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships requiring high levels of personalized services. We began marketing our enterprise solutions in 1997. Through our acquisitions of Prime Response, OnDemand, certain technology from ActionPoint and ASP Outfitter, we have added new products to our product offerings. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements these companies have for enterprise-wide CRM software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell, and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the internet and e-mail.

We have had several acquisitions over the past two years. As a result of these acquisitions, comparison of prior period revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 60% and 48% for the three months ended June 30, 2002 and 2001, respectively.  Service revenues as a percentage of total revenues were 55% and 49% for the six moths ended June 30, 2002 and 2001, respectively. We expect that service revenue will continue to represent over 40% of total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the three and six months ended June 30, 2002 and 2001, revenues were principally derived from customer accounts in the Americas and Europe (principally The United Kingdom). For the three months ended June 30, 2002 and 2001, international revenues were $10.7 million and $14.6 million, or approximately 71% and 76% of our total revenues, respectively. For the six months ended June 30, 2002 and 2001, international revenues were $30.7 million and $25.8 million, or approximately 81% and 80% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

Over the past two years our international revenue growth rate has rapidly outpaced our United States revenue growth rate. We believe this has occurred for several reasons. First, the U.S. economy has been weak compared to areas where we have an international presence. Second, our leadership has been very strong internationally as Stephen Kelly was personally responsible for promoting our strong growth in International Operations. Third, up until recently, the competition for sales personnel was very strong in the United States. And fourth, Prime Response, which we acquired in 2001, has a very strong international presence. Assuming the United States economy begins to recover and given our focus, Stephen Kelly as our Chief Executive Officer and Jeremy Coote as our new Americas' President, we believe we will be able to increase our growth rate for our U.S. revenues more rapidly than our international revenues. We project the Americas will grow to 50% of our total revenues.

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

Pricing pressure during the past year has intensified particularly with application products. Several of our competitors continue to aggressively price their products with large discounts in comparison to our prices. We believe this competitive pricing pressure will continue. Our strategy is to continue to offer products with functionality that is different and superior to our competitors.

We have experienced a lengthening of our customers' contract cycle and have taken that issue into account for our forecasting model.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our fulltime employees decreased from 436 at December 31, 2001, to 401 at June 30, 2002, representing a decrease of approximately 8%. The decrease was due primarily to reduction in force and the transfer of our training employees to Merit International. We anticipate that our operating expenses, in gross dollars, will continue to increase over the very long term as we expand our product development, sales and marketing and professional services organization.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Revenues:
License	40%	52%	45%	51%
Service	60	48	55	49

Total net revenues	100	100	100	100

Cost of net revenues:
License	3	2	3	2
Service	44	44	43	42
Non-cash compensation expense	1	1	--	1

Total cost of net revenues	48	47	46	45

Gross profit	52	53	54	55

Operating expenses:
Sales and marketing
Non-cash compensation expense	1	1	1	2
Other sales and marketing expense	55	56	46	59
Research and development
Non-cash compensation expense	1	2	1	2
Other research and development expense	34	29	27	31
Purchased in-process research and development	7	7	3	9
General and administrative
Non-cash compensation expense	--	1	--	1
Other general and administrative expense	13	15	11	15
Amortization of intangible assets	6	13	5	10
Restructuring expense	6	3	12	5

Total operating expenses	123	128	106	134

Loss from operations	(71)	(74)	(52)	(80)

Interest expense	(1)	--	--	--
Other income, net	2	5	1	7

Net loss	(70)%	(69)%	(51)%	(73)%

Comparison of the Three Months Ended June 30, 2002 and 2001

Revenues

License. Total license revenues decreased approximately 39%, to $6.0 million for the quarter ended June 30, 2002 from $9.8 million for the quarter ended June 30, 2001. License revenues for enterprise solutions decreased approximately 23%, to $4.1 million for the quarter ended June 30, 2002 from $5.3 million for the quarter ended June 30, 2001. License revenues for application products decreased approximately 58% to $1.9 million for the quarter ended June 30, 2002 from $4.5 million for the quarter ended June 30, 2001. The revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they delayed and deferred spending decisions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, decreased slightly to $9.0 million for the quarter ended June 30, 2002, from $9.2 million for the quarter ended June 30, 2001. Service revenues for enterprise solutions increased approximately 5% to $6.5 million for the quarter ended June 30, 2002, from $6.3 million for the quarter ended June 30, 2001. Service revenues for application products decreased approximately 10% to $2.5 million for the quarter ended June 30, 2002, from $2.9 million, for the quarter ended June 30, 2001. The revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they delayed and deferred spending decisions..

Reimbursement of out-of-pocket expenses increased to approximately $0.5 million for the quarter ended June 30, 2002 from $0.4 million, or approximately 25%, for the quarter ended June 30, 2001.

Cost of revenues

License. Cost of license revenues increased to $0.5 million for the quarter ended June 30, 2002, from $0.3 million, or approximately 67%, for the quarter ended June 30, 2001. These costs resulted in license gross margins of approximately 92% and 97% for the quarters ended June 30, 2002 and 2001, respectively. The cost of license revenues reflects a higher royalty mix in the quarter ended June 30, 2002.

Service. Cost of service revenues, before the effect of non-cash compensation expense, decreased to $6.6 million for the quarter ended June 30, 2002, from $8.4 million, or approximately 16%, for the quarter ended June 30, 2001. The decrease is primarily due to a decrease of $0.9 million in personnel related expenses, a decrease of $0.9 million in facilities and depreciation expenses partially offset by an increase of $0.5 million in external consultants.

Service gross margins improved from 9% for the quarter ended June 30, 2001 to 27% for the quarter ended June 30, 2002.  This improvement is mainly the result of the combined effects of restructuring actions implemented and our cost savings associated with our agreement with Merit International.

Reimbursement of out-of-pocket expenses increased to approximately $0.5 million for the quarter ended June 30, 2002 from $0.4 million, or approximately 25%, for the quarter ended June 30, 2001.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, decreased to $8.3 million for the quarter ended June 30, 2002 from $10.4 million, or approximately 20%, for the quarter ended June 30, 2001. The decrease in these expenses were mainly attributable to decreases of $1.7 million in personnel related expenses due to headcount reductions and a reduction in commission expense and a reduction of $0.4 million in marketing and advertising costs.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development decreased to $5.2 million for the quarter ended June 30, 2002 from $5.4 million, or approximately 4%, for the quarter ended June 30, 2001. The decrease was mainly due to a decrease of $0.2 million in  consulting expenses.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. Purchased in-process research and development of $1.0 million for the quarter ended June 30, 2002 is related to the OnDemand acquisition that was completed on April 1, 2002.  Purchased in-process research and development of $1.2 million for the quarter ended June 30, 2001 is related to the acquisitions of Actionpoint, Inc. and ASP Outfitter, Inc. that were completed in May 2001.

General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, decreased to $1.9 million for the quarter ended June 30, 2002, from $2.8 million, or 32%, for the quarter ended June 30, 2001. The decrease in these expenses was mainly attributable to a decrease of $0.5 million in personnel related expenses and $0.4 million reduction in communication, insurance and other overhead related costs.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. The balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. We recorded for the quarter ended June 30, 2002, amortization of stock-based compensation expense of $0.4 million compared to $0.8 for the quarter ended June 30, 2001. At June 30, 2002, approximately $3.1 million of stock-based compensation remained to be amortized.

Amortization of intangibles. Amortization of intangibles for the quarter ended June 30, 2002, was $1.0 million of which $0.5 million is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $0.5 million is related to the acquisitions of certain assets from ActionPoint, Inc. and ASP Outfitter, Inc. in May 2001, technology from EDS in December 2001 and the acquisition of OnDemand, Inc. in April 2002. The decrease in amortization of intangible assets for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 is principally due to the effect of the implementation of SFAS No. 142 effective January 1, 2002.  We ceased to amortize the unamortized goodwill balances of $20.7 million including $2.7 million of acquired workforce-in-place that was reclassified to goodwill.  Amortization of goodwill during the quarter ended June 30, 2001 represented $1.9 million.

Interest and other Income, net, and Interest Expense

Interest and other income, net consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Interest and other income (expense), net decreased to approximately $0.2 million for the quarter ended June 30, 2002, from $0.9 million for the quarter ended June 30, 2001. The decrease in interest and other income is primarily attributable to declining interest rates and a lower amount of funds available for investment.

Comparison of the Six Months Ended June 30, 2002 and 2001

Revenues

License. Total license revenues increased to approximately $17.1 million for the six months ended June 30, 2002 from $16.6 million, or approximately 3%, for the quarter ended June 30, 2001. License revenues for enterprise solutions increased to approximately $13.9 million for the six months ended June 30, 2002 from $10.0 million, or approximately 39%, for the six months ended June 30, 2001. License revenues for application products decreased to approximately $3.2 million for the six months ended June 30, 2002 from $6.6 million, or approximately 52%, for the six months ended June 30, 2001. The overall revenue increase was primarily due to the growth in the number of product implementations by new and existing customers for our enterprise solutions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, increased to approximately $20.8 million for the six months ended June 30, 2002, from $15.8 million, or approximately 32%, for the six months ended June 30, 2001. Service revenues for enterprise solutions increased to approximately $15.3 million for the six months ended June 30, 2002, from $12.8 million, or approximately 20%, for the six months ended June 30, 2001. Service revenues for application products increased to approximately $5.5 million for the six months ended June 30, 2002, from $3.0 million, or approximately 83%, for the six months ended June 30, 2001. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Reimbursement of out-of-pocket expenses increased to approximately $1.0 million for the six months ended June 30, 2002 from $0.8 million, or approximately 25%, for the six months ended June 30, 2001.

Cost of revenues

License. Cost of license revenues increased to $1.1 million for the six months ended June 30, 2002, from $0.8 million, or approximately 38%, for the six months ended June 30, 2001. License gross margins were approximately 94% and 95% for the six months ended June 30, 2002 and 2001, respectively. The cost of license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service. Cost of service revenues, before the effect of non-cash compensation expense, increased to $16.2 million for the six months ended June 30, 2002, from $13.7 million, or approximately 18%, for the six months ended June 30, 2001. These costs resulted in service gross margins of 22% and 13% for the six months ended June 30, 2002 and 2001, respectively. Service gross margins improved mainly as the result of the combined effects of restructuring actions implemented, increased efficiencies and our cost savings associated with outsourcing and our agreement with Merit International.

Reimbursement of out-of-pocket expenses increased to approximately $1.0 million for the six months ended June 30, 2002 from $0.8 million, or approximately 25%, for the six months ended June 30, 2001.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, decreased to $17.4 million for the six months ended June 30, 2002 from $18.8 million, or approximately 7%, for the six months ended June 30, 2001. The decrease in these expenses were mainly attributable to decreases of $1.4 million in personnel related expenses due to a decrease in headcount and a decrease in commission expenses.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased slightly to $10.1 million for the six months ended June 30, 2002 from $9.9 million, for the six months ended June 30, 2001.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. Purchased in-process research and development of $1.0 million for the six months ended June 30, 2002 is related to the OnDemand acquisition that was completed on April 1, 2002.  Purchased in-process research and development of $2.7 million for the six months  ended June 30, 2001 is related to the acquisitions of Prime Response, Inc., Actionpoint, Inc. and ASP Outfitter, Inc.

General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, decreased to $4.1 million for the six months ended June 30, 2002, from $4.7 million, or 13%, for the six months ended June 30, 2001. The decrease in these expenses was mainly attributable to an decrease of $0.3 million in personnel related expenses and $0.2 million decrease in consultant expenses.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. The balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. We recorded for the six months ended June 30,2002, amortization of stock-based compensation expense of approximately $1.0 million compared to $1.8 million for the six months ended June 30, 2001. At June 30, 2002, approximately $3.5 million of stock-based compensation remained to be amortized.

Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2002, was $1.8 million of which $0.9 million is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $0.9 million is related to the acquisitions of certain assets from ActionPoint, Inc. and ASP Outfitter, Inc. in May 2001 and technology from EDS in December 2001.  The decrease in amortization of intangible assets for the six months ended June 30, 2002 compared to the quarter ended June 30, 2001 is principally the effect of the implementation of SFAS No. 142,  goodwill and other intangible assets effective January 1, 2002.  We ceased to amortize the unamortized goodwill balances of $20.7 million including $2.7 million of acquired workforce-in-place that was reclassified to goodwill.  Amortization of goodwill during the six months ended June 30, 2001 represented $2.4 million.

Interest and other Income, net, and Interest Expense

Interest and other income, net consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Interest and other income (expense), net decreased to approximately $0.5 million for the six months ended June 30, 2002, from $2.2 million for the six months ended June 30, 2001. The decrease in interest and other income is primarily attributable to declining interest rates and a lower amount of funds available for investment.

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

Liquidity and Capital Resources

During the six months ended June 30, 2002, net cash used to fund operating activities was $8.2 million.

On May 29, 2002, we sold 479,100 shares of our common stock to Canadian Imperial Holdings Inc. ("CIBC") for an aggregate purchase price of $3.0 million. The principal purpose of this offering is to use the net proceeds primarily for working capital and other general corporate purposes.

The amounts that we actually expend for working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of this offering. We also may use a portion of the net proceeds for the acquisition of businesses, products and technologies. We have no current agreements or commitments for acquisitions of any businesses, products or technologies, except for the acquisition of OnDemand that was completed on April 1, 2002. We will invest the net proceeds of this offering in short-term to medium-term interest-bearing, investment-grade securities until we use the proceeds. We cannot predict whether the proceeds will be invested to yield a favorable return.

Net cash provided by investing activities was $5.1 million, primarily related to our proceeds from short-term investments. Our cash and cash equivalents, short-term investments and restricted cash value on June 30, 2002, was $43.6 million, representing a decrease of approximately $7.5 million since December 31, 2001. Cash used in relation to the acquisition of OnDemand represented $4.8 million.

At December 31, 2001 and June 30, 2002, we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal.  The balance serves as a security deposit in a revenue transaction. At December 31, 2001 and June 30, 2002, we also had a interest bearing letter-of-credit for $0.5 million securing a leased facility.

On October 15, 2001, we renewed terms and conditions for a line of credit with Comerica Bank that is comprised of two elements, an accounts receivable line and an equipment line.

Under the renewed terms and conditions, the total amount available under the accounts receivable and equipment lines of credit is $11.5 million and $2.0 million, respectively. At our option, borrowings under the accounts receivable line of credit will bear interest either at the lending bank's prime rate plus 1.5% or the LIBOR Option (1,2,3 or 6 month maturity) plus 500 basis points. Borrowings under our $2.0 million equipment line bear interest at the lending bank's prime rate plus 2.0%. The accounts receivable line is limited to 80% of eligible accounts receivable. There were no borrowings outstanding at June 30, 2002 under both the accounts receivable and equipment lines of credit.

Our assets collateralize borrowings under both lines of credit. Both lines of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and certain other covenants. As of June 30, 2002 we were in compliance with all covenants of the agreement.

Our existing cash, cash equivalents and investment balances may decline further during fiscal 2002, although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash reserves, which combined with existing cash balances, will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated. We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses will continue to be a material use of our cash resources. We may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.  Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

In addition, while our cash projections contain assumptions about future revenues, we have significant commitments for cash payouts that will occur regardless of our revenues. Future payments due under debt and lease obligations as of June 30, 2002 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total
Six Months Ended
2002	$1,087	$2,252	($190)	$3,149
Year Ended
2003	827	3,493	(331)	3,989
2004	102	2,744	(339)	2,507
2005	0	1,711	(143)	1,568
2006	0	1,900	--	1,900
Thereafter	0	6,412	--	6,412

Total	$2,016	$18,512	($1,003)	$19,525

In addition, we have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit, based on meeting certain minimum revenue targets, as follows: July 1, 2002 to December 31, 2002: (British Pounds) 900,000; January 1, 2003 to June 30, 2003: (British Pounds) 900,000; July 1, 2003 to December 31, 2003: (British Pounds) 1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds) 500,000, for a total of (British Pounds) 3.3 million. The minimum revenue target above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, the excess will be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

BUSINESS RISKS

We expect to continue to incur losses and may not achieve or maintain profitability, which may cause our stock price to decline.

We incurred losses of $10.5 million and $18.8 million for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, we had an accumulated deficit of $158.9 million. We expect to continue to incur losses during the current fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses and expenses to establish additional sales offices domestically and internationally. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability.

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

During the three and six months ended June 30, 2002, international revenues were $10.7 million and $30.7 million or approximately 72% and 81% of our total revenues, respectively. During the three and six months ended June 30, 2001, international revenues were $14.6 million and $25.9 or approximately 76% and 80% of our total revenues, respectively. We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

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

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the quarter ended June 30, 2002, revenues from companies A, and B accounted for 19% and 16% of total revenues, respectively. For the quarter ended June 30, 2001, revenues from companies C and D accounted for 19% and 11% of total revenues, respectively. For the six months ended June 30, 2002, revenues from companies A, B, C and F accounted for 11%, 20%, 15% and 10% of total revenues, respectively. For the six months ended June 30, 2001, revenues from companies C, E and F accounted for 23%, 16% and 11% of total revenues, respectively. While our size has increased and customer concentration has reduced, we still expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

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

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously limited.

Since the close of the quarter ended June 30, 2002, our stock had minimum closing bid prices of less than $1.00 per share, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. If we fail to comply with the minimum bid price requirement for 30 straight trading days, we will receive a deficiency notice from the Nasdaq National Market. We will then have 90 calendar days to reestablish compliance with that requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days. If we do not reestablish compliance with this requirement during the 90-day period, Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on the Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and the Nasdaq National Market has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq Small Cap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

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

Sales of our products and services in three large markets -- financial services, travel and leisure and telecommunications -- accounted for approximately 86% and 90% of our total revenues for the three and six months ended June 30, 2002, and 96% and 97% of total revenues for the the three and six months ended June 30, 2001. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2002. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

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

If our service revenues fall below certain contract obligations we will incur service expenses without corresponding revenues that would increase our losses.

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit, based on meeting certain minimum revenue targets, as follows: July 1, 2002 to December 31, 2002: (British Pounds) 900,000; January 1, 2003 to June 30, 2003: (British Pounds) 900,000; July 1, 2003 to December 31, 2003: (British Pounds) 1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds) 500,000, for a total of (British Pounds) 3.3 million. The minimum revenue target above can be reduced for Merit's non-compliance with the terms of the agreement. If we exceed the minimum revenue target, the excess will be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments. The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2002:

	June 30, 2002	Fair Value
Short-term investments and restricted cash	$13,466	$13,466
Average interest rates	2.025%

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

Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 72% and 81% of total revenues for the three and six months ended June 30, 2002, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2002 was not material.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

 Beginning in July 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222.  In each of these complaints, the plaintiffs allege that we, certain of our officers and directors and the underwriters of its initial public offering ("IPO") violated the federal securities laws because the our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits").

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, we have not been required to answer the complaint, and no discovery has been served on us.

In accordance with Judge Scheindlin's orders at further status conferences in March and April, the appointed lead plaintiffs' counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002.  The issuer and individual defendants filed their omnibus motion to dismiss the IPO Lawsuits on July 15, 2002, in accordance with the briefing schedule established by the Court.  Judge Scheindlin does not expect to issue a decision on this motion until at least November 2002.  We believe that this lawsuit is without merit and intend to defend against it vigorously.

Item 2.  Changes in Securities

  Modification of Constituent Instruments

  Not applicable.

  Change in Rights

  Not applicable.

  Changes in Securities

  On May 29, 2002, we completed a private sale of 479,100 shares of our common stock to Canadian Imperial Holdings Inc. ("CIBC"), for an aggregate purchase price of $3.0. million. The sale was made pursuant to an exemption from registration provided by section 4(2) of the securities act of 1933.

  Use of Proceeds

The principal purpose of this offering is to use the net proceeds of this offering primarily for additional working capital and other general corporate purposes, including increased sales and marketing expenditures, increased research and development expenditures and capital expenditures. We have not yet determined our expected use of these proceeds.

The amounts that we actually expend for working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of this offering. We also may use a portion of the net proceeds for the acquisition of businesses, products and technologies. We have no current agreements or commitments for acquisitions of any businesses, products or technologies. Pending these uses, we will invest the net proceeds of this offering in short-term to medium-term interest-bearing, investment-grade securities. We cannot predict whether the proceeds will be invested to yield a favorable return.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 29, 2002, our Annual Meeting of Stockholders was held in Cupertino, California.  Of the 54,448,792 shares outstanding and entitled to vote as of the record date of April 25, 2002, 42,494,945 shares were present or represented by proxy at the meeting.  At the meeting stockholders were asked to vote with respect to (i) the election of 2 directors to hold office until the 2005 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, (ii) to approve an amendment to the 1999 Non-Employee Directors' Stock Option Plan to change the vesting period from four to three years and (iii) the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for our fiscal year ending December 31, 2002.

The following nominees were elected as class II directors, each to hold office until the 2005 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Abstentions
William E. Ford	41,627,599	867,346
Stephen Kelly	38,965,009	3,529,936

The approval of an amendment to the 1999 Non-Employee Directors' Stock Option Plan to change the vesting period from four to three years was sustained by the vote set forth below:

Votes For	Votes Against	Abstentions
33,529,031	8,891,591	74,323

The selection of PricewaterhouseCoopers LLP as our independent accountants for our fiscal year ending December 31, 2002 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions
41,999,108	404,242	91,595

Item 5.  Other Information

         In May 2002, Joseph Tumminaro resigned from our board of directors for reasons not associated with the management of Chordiant.

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

10.1   Securities Purchase Agreement by and between Chordiant and Canadian Imperial Holdings, Inc. Filed as exhibit 10.21 to Chordiant's quarterly report on Form 10-Q filed on May 15, 2002, which Exhibit 10.21 is incorporated by reference herein.

10.22 *Change of Control Agreement, dated November 15, 2001, by and between Chordiant and Jeremy Coote.

24.1 Power of Attorney (set forth on signature page).

99.1 Certification pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002.

* Management contract or compensatory plan or arrangement.

(b) Reports on Form8-K

On April 12, 2002 we filed a current report on Form 8-K announcing our signing of an Agreement and Plan of Merger with between Chordiant Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Chordiant Software, Inc. and OnDemand, Inc., a Delaware corporation.

On May 29, 2002 we filed a current report on Form 8-K announcing the closure of financing and sale of 479,100 shares of our common stock to Canadian Imperial Holdings Inc. ("CIBC") for an aggregate purchase price of $3,028,676.

On June 17, 2002 we filed a current report on Form 8-K/A providing the consolidated financial statements of OnDemand, Inc. and the unaudited pro forma combined financial information for OnDemand, Inc. and Chordiant Software.

On June 21, 2002 we filed a current report on Form 8-K/A amending the consent of Ernst & Young LLP, independent auditors, filed as Exhibit 23.1 thereto.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002

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

10.1   Securities Purchase Agreement by and between Chordiant and Canadian Imperial Holdings, Inc. Filed as exhibit 10.21 to Chordiant's quarterly report on Form 10-Q filed on May 15, 2002, which Exhibit 10.21 is incorporated by reference herein.

10.22 *Change of Control Agreement, dated November 15, 2001, by and between Chordiant and Jeremy Coote.

24.1 Power of Attorney (set forth on signature page).

99.1 Certification pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002.

* Management contract or compensatory plan or arrangement.