Form 10-Q
period 2002-09-30
CHORDIANT SOFTWARE INC
filed 2002-11-14
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's common stock outstanding as of November 5, 2002 was 56,040,055.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents(1)	$30,832	$27,068
Short-term investments and restricted cash(1)	10,934	24,072
Accounts receivable, net	14,414	21,573
Other current assets	3,180	5,267

Total current assets	59,360	77,980
Property and equipment, net	5,994	7,083
Goodwill, net	24,778	17,922
Other intangible assets, net	5,912	9,870
Other assets	3,377	2,010

Total assets	$99,421	$114,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$1,238	$75
Accounts payable	5,968	5,575
Accrued expenses	12,876	10,142
Deferred revenue(2)	13,739	22,457

Total current liabilities	33,821	38,249
Deferred revenue, long-term(2)	9,350	4,406
Other liabilities	418	910

	43,589	43,565

Stockholders' equity:
Common stock	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	224,141	217,395
Notes receivable from stockholders	(1,457)	(961)
Deferred stock-based compensation	(2,733)	(4,045)
Accumulated other comprehensive gain (loss)	65	(630)
Accumulated deficit	(163,907)	(140,182)

Total stockholders' equity	55,832	71,300

Total liabilities and stockholders' equity	$99,421	$114,865

(1) Total cash, cash equivalents, short-term investments and short-term restricted cash as of September 30, 2002 and December 31, 2001 was $41,766 and $51,140, respectively.

(2) Total deferred revenue as of September 30, 2002 and December 31, 2001 was $23,089 and $26,863, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
License	$8,625	$10,312	$25,747	$26,914
Service	10,276	10,579	31,038	26,336

Total revenues	18,901	20,891	56,785	53,250

Cost of revenues:
License	163	687	1,218	1,453
Service	7,018	9,465	23,177	23,124
Non-cash compensation expense	62	167	233	570

Total cost of revenues	7,243	10,319	24,628	25,147

Gross profit	11,658	10,572	32,157	28,103

Operating expenses:
Sales and marketing
Non-cash compensation expense	77	234	313	871
Other sales and marketing expense	7,619	11,460	25,038	30,212
Research and development
Non-cash compensation expense	212	317	602	845
Other research and development expense	5,281	5,000	15,382	14,902
Purchased in-process research and development	--	--	997	2,692
General and administrative
Non-cash compensation expense	61	121	222	336
Other general and administrative expense	2,323	2,257	6,448	6,984
Amortization of intangible assets	954	3,172	2,732	6,185
Restructuring expense	225	--	4,723	1,669

Total operating expenses	16,752	22,561	56,457	64,696

Loss from operations	(5,094)	(11,989)	(24,300)	(36,593)

Interest expense	(68)	(31)	(161)	(53)
Other income, net	194	1,501	736	3,734

Net loss	$(4,968)	$(10,519)	$(23,725)	$(32,912)

Net loss per share:
Basic and diluted	$(0.09)	$(0.20)	$(0.43)	$(0.69)

Shares used in computing net loss per share	55,547	52,822	54,726	47,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(23,725)	$(32,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,915	2,814
Purchased in-process research and development	997	2,692
(Gain)/loss on disposal of assets	(7)	52
Amortization relating to change in employee status	36	--
Amortization of intangibles	2,732	6,184
Stock-based compensation expense	1,333	2,623
Provision for doubtful accounts	554	40
Changes in assets and liabilities:
Accounts receivables	6,790	5,107
Other current assets	2,263	(386)
Other assets	(273)	2,744
Accounts payable	296	(3,713)
Accrued expenses	2,084	(5,865)
Deferred revenue	(3,880)	(2,928)
Other liabilities	(800)	(4)

Net cash used in operating activities	(8,685)	(23,552)

Cash flows from investing activities:
Property and equipment purchases	(1,100)	(2,083)
Proceeds from disposal of property and equipment	88	1,281
Cash acquired (used) from acquisitions, net	(4,768)	10,416
Purchases of short-term investments	(9,044)	(1,413)
Sales of short-term investments	21,182	3,558

Net cash provided by investing activities	6,358	11,759

Cash flows from financing activities:
Exercise of stock options	1,490	207
Repurchase of common stock	--	(26)
Proceeds from issuance of common stock	3,029	737
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,542	555
Proceeds from borrowings	444	--
Repurchase of treasury stock	--	(332)
Repayment of notes receivable	--	391
Repayment of borrowings	(1,128)	(473)

Net cash provided by financing activities	5,377	1,059

Effect of foreign currency exchange rates on cash and cash equivalents	714	(313)

Net increase (decrease) in cash and cash equivalents	3,764	(11,047)

Cash and cash equivalents at beginning of period	27,068	41,465

Cash and cash equivalents at end of period	$30,832	$30,418

Supplemental cash flow information:
Cash paid for interest	$47	$76

Supplemental noncash activities:
Common stock issued for stockholder notes	$496	$96

Issuance of common stock in connection with acquisitions	$--	$39,579

Warrants and options assumed in connection with acquisitions	$--	$6,060

Issuance of warrants	$112	$--

Compensation expense relating to change in status of employee	$58	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

We believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations.  Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On contracts involving significant implementation or customization essential to the functionality of our product, license and professional consulting service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date."  The "go-live date" is the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no additional Chordiant supplied professional services resources are required.  Provisions for estimated contract losses would be recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

Restricted cash

At December 31, 2001 we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal.  That amount was increased by $0.5 million to $1.5 million as of September 30, 2002.  The balance is classified in long-term other assets and serves as a security deposit in a post-contract customer support revenue transaction. At December 31, 2001 and September 30, 2002, we also had a interest bearing letter-of-credit for $0.4 million securing a leased facility classified in short-term investments.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We deposit cash, cash equivalents and short-term investments with financial institutions that we believe are credit worthy. Our accounts receivables are derived from revenues earned from customers principally located in the Americas and Europe. We perform ongoing credit evaluations of our customers' financial condition and, generally, we do not require collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Company A	43%	--	21%	--
Company B	--	17%	15%	--
Company C	--	15%	12%	20%
Company D	--	14%	--	12%
Company E	--	--	--	11%

At September 30, 2002, Company A accounted for 26% of accounts receivable. At December 31, 2001 Companies F and B accounted for 10% and 17%, respectively, of accounts receivable.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential common stock unless the effect of the potential common stock is antidilutive. Potential common stock consist of common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares subject to repurchase by us.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net loss available to common stockholders	$(4,968)	$(10,519)	$(23,725)	$(32,912)

Weighted average common stock outstanding	55,552	52,843	54,731	47,975
Common stock subject to repurchase	(5)	(21)	(5)	(21)

Denominator for basic and diluted calculation	55,547	52,822	54,726	47,954

Net loss per share - basic and diluted	$(0.09)	$(0.20)	$(0.43)	$(0.69)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Warrants outstanding	1,850	1,050	1,850	1,050
Employee stock options	9,237	8,153	9,237	8,153
Common shares subject to repurchase	5	21	5	21
	11,092	9,224	11,092	9,224

Segment information

Based on the information that our chief operating decision maker reviews for assessing performance and allocating resources, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $8.0 million and $7.5 million for the three months ended September 30, 2002 and 2001, respectively. License revenues for enterprise solutions for the nine months ended September 30, 2002 and 2001 were $21.8 million and $17.5 million, respectively.  License revenues for application products were approximately $0.6 million and $2.8 million for the three months ended September 30, 2002 and 2001, respectively. License revenues for application products  for the nine months ended September 30, 2002 and 2001 were approximately $3.9 million and $9.4 million, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues for enterprise solutions were approximately $6.8 million and $7.4 million for the three months ended September 30, 2002 and 2001, respectively. Service revenues for enterprise solutions for the nine months ended September 30, 2002 and 2001 were approximately $22.3 million and $20.0 million, respectively. Service revenues for application products were approximately $3.5 million and $3.2 million for the three months ended September 30, 2002 and 2001, respectively. Service revenues for application products for the nine months ended September 30, 2002 and 2001 were approximately $8.7 million and $6.3 million, respectively.  Reimbursable expenses reported as service revenue for the three months ended September 30, 2002 and 2001 were $0.6 million and $0.4 million, respectively. Reimbursable expenses reported as service revenue for the nine months ended September 30, 2002 and 2001 were $1.6 million and $1.1 million, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Americas	$9,902	$2,790	$17,099	$9,299
Europe (principally United Kingdom)	8,847	17,656	39,158	43,248
Other	152	445	528	703

	$18,901	$20,891	$56,785	$53,250

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	September 30, 2002	December 31, 2001

Americas	$3,379	$4,341
Europe (principally United Kingdom)	2,605	2,718
Other	10	24

	$5,994	$7,083

Recent Accounting Pronouncements

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in August 2001 and has also issued SFAS No.145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). We expect to adopt these statements effective January 1, 2003. The adoption of these statements is not expected to have a material effect on our consolidated financial position or results of operations.

Effective January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations and that they be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that has operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement did not have a significant impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  We are evaluating the effect of this statement on our results of operations and financial position.

NOTE 3 - ACQUISITION

On April 1, 2002, we acquired OnDemand, Inc., a provider of relationship management software located in Palo Alto, California.

The results of operations of OnDemand have been included in our operating results from the date of the acquisition.

The total purchase price for OnDemand of $11,718 was paid in cash. The purchase price is subject to adjustments based upon our finalization of integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

The value attributed to in-process research and development was charged to expense in the period the acquisition was consummated. The write-off was necessary because the acquired in-process technology had not yet reached technological feasibility, and in management's opinion, has no future alternative use. The product under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements.

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended September 30, 2002 and 2001, as if the acquisition of OnDemand, Prime Response, ActionPoint and AoNet had occurred on at the beginning of each of the years presented. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2002, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net revenues	$18,901	$20,891	$57,250	$57,366
Net loss	(4,968)	(11,176)	(26,265)	(47,189)
Net loss per share	$(0.09)	$(0.21)	$(0.48)	$(0.90)
Basic and diluted weighted average shares	55,547	52,822	54,726	52,583

NOTE 4 - BALANCE SHEET COMPONENTS

	September 30, 2002	December 31, 2001
(In thousands)
Accounts receivable	$13,723	$19,858
Unbilled receivables	878	1,923
Allowance for doubtful accounts	(187)	(208)

	$14,414	$21,573

Unbilled receivables relate to earned service revenues and licenses delivered that have not yet been billed and maintenance services for future periods that have been purchased by our customers, but have not yet been billed.

NOTE 5 - RESTRUCTURING

During 2001, several areas of the company were restructured to prioritize our initiatives around areas of our business, reduce expenses and improve efficiency due to our integration and absorption of our acquisitions and reflecting our desire to become cashflow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.  During the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, we took further actions in the areas of workforce reduction.  The consolidation of excess facilities begun in the quarter ended March 31, 2002 was completed during the quarter ended June 30, 2002.

Workforce reduction

The restructuring program initiated in the quarter ended March 31, 2002 resulted in the reduction of 20 regular employees for the quarter ended March 31, 2002, 37 employees for the quarter ended June 30, 2002 and 19 employees for the quarter ended September 30, 2002.  All areas of the company were affected by this restructuring.  We recorded a total workforce reduction charge of approximately $0.2 million and $2.1 million for the three and nine months ended September 30, 2002 relating to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $2.6 million in the first quarter of 2002 pertaining to the estimated future obligations for non-cancelable lease payments for additional excess facilities that were vacated due to reductions in workforce.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Accrued at December 31, 2001	$307	$--	$307
Total expense	2,602	2,121	4,723
Cash paid	(275)	(1,919)	(2,194)

Accrued at September 30, 2002	$2,634	$202	$2,836

Amounts related to net lease charges due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  The reserve balance at September 30, 2002 is currently recorded as accrued expenses.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling $20.7 million as of the beginning of fiscal 2002, including $2.7 million of acquired workforce intangibles previously classified as purchased intangible assets. Our purchase of OnDemand increased our goodwill by $4.0 million to $24.8 million at June 30, 2002.  Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one and one half to three years. We expect amortization expense, including the effect of our acquisition of OnDemand, on purchased intangible assets to be $1.9 million for the remainder of fiscal 2002, $3.6 million in fiscal 2003, $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net loss as reported	($4,968)	($10,519)	($23,725)	($32,912)
Adjustments:
Amortization of goodwill	--	2,111	--	4,482
Amortization of acquired workforce intangibles previously classified as purchase intangible assets	--	342	--	646

Net adjustments	--	2,453	--	5,128

Net loss- as adjusted	($4,968)	($8,066)	($23,725)	($27,784)

Basic and diluted net loss per share - as reported	($0.09)	($0.20)	($0.43)	($0.69)

Basic and diluted net loss per share - as adjusted	($0.09)	($0.15)	($0.43)	($0.58)

NOTE 7 - COMMITMENTS

Future payments due under debt and lease obligations as of September 30, 2002 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total
Three Months Ended
December 31, 2002	$555	$621	($142)	$1,034
Year Ended
2003	827	3,493	(331)	3,989
2004	102	2,744	(339)	2,507
2005	0	1,711	(143)	1,568
2006	0	1,900	--	1,900
Thereafter	0	6,412	--	6,412

Total	$1,484	$16,881	($955)	$17,410

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: July 1, 2002 to December 31, 2002: (British Pounds) 900,000; January 1, 2003 to June 30, 2003: (British Pounds) 900,000; July 1, 2003 to December 31, 2003: (British Pounds) 1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds) 500,000, for a total of (British Pounds) 3.3 million. If we exceed the minimum revenue amount, the excess will be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the "Notes") of $496,000. The Notes are full-recourse secured by the underlying stock. The Notes are due in February and March of 2003 and accrue interest between 6.0% and 6.5% per annum, which is deemed market rates for the individuals.

NOTE 9- STOCK OPTION EXCHANGE PROGRAM
On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for  (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Offer period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Offer ("Replacement Options") at the closing market price on that date. Stock options to purchase 6,910,866 shares eligible for tender, represented approximately % of our outstanding stock options as of the date of the offering.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue Number 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25" and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." Because we offer to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible options became subject to variable accounting treatment at the date of the Offer. Variable accounting will cease upon cancellation of the tendered options to the extent that the tendered options are exchanged for restricted stock or new options to be granted after the expiration of the six month and a day period following the cancellation date. A compensation expense will be recorded upon issuance of the restricted stock based on the then fair market value of the underlying securities. See also Note 11. In addition, Eligible options not surrendered will continue to be subject to variable accounting until they are exercised, forfeited or expire unexercised. We did not record any stock compensation expense for the quarter ended September 30, 2002 since the stock price at September 30, 2002 was below the stock price on August 23, 2002, the commencement of the Offer period.  This compensation charge will be remeasured at the end of each reporting period and recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 (FIN 28) "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Charges related to unvested options will be recorded in Deferred Compensation in stockholders' equity. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

NOTE 10 - WARRANTS

On August 12, 2002, we entered into an agreement with International Business Machines ("IBM") to market our products and services to customers.  We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock.  The exercise price is set at $2.25 per share.  The warrants expire on August 12, 2007.  The warrants were valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84.  The value of the warrants are recorded as a prepaid expense, and will be offset against revenue on future IBM revenue generating transactions.

NOTE 11 - SUBSEQUENT EVENTS

Stock Option Exchange Program

On October 4, 2002, we amended the Offer to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Offer, with a separate Restricted Stock Agreement (the "CEO and CFO Agreement"), which is identical to the Restricted Stock Agreement provided to all other employees of the Company eligible for the Offer, other than the vesting schedule by which any Restricted Stock issued to the Chief Executive Officer or Chief Financial Officer of the Company ("CEO or CFO Restricted Stock") will vest. Pursuant to the terms of the CEO and CFO Agreement, the CEO or CFO Restricted Stock will vest, and the restrictions on such stock will be lifted, based on whether we reach certain performance goals related to our pro forma earnings per share targets.

Holders of approximately 11,320,331 shares elected to participate in the program and received 3,763,266 shares of Restricted Stock.  In addition 635,848 Replacement Options will be issued on or after April 10, 2003.  The Offer period expired on October 9, 2002.

In October 2002, we issued 3,071,881 shares of Restricted Stock to our employees residing in the United Kingdom.

We will record $3.8 million of deferred stock-based compensation on October 10, 2002 based on the fair market value of the restricted stock issued under the program.

Restructuring

On November 7, 2002, we implemented a workforce reduction intended to align our cost base with our expected operating performance. We expect to recognize a charge to operations of  up to approximately $4.1 million in the fourth quarter ending December 31, 2002. The restructuring charge will be comprised of severance and associated employee termination costs and an asset write-off. The costs associated with the reduction of our workforce will be paid during our fourth quarter of 2002 and the first half of 2003. As part of the restructuring, we have reduced our workforce by approximately 39 employees or approximately 10% of our total workforce across all functional areas.  As we continue to monitor our operating expenses and strategize for the future, we anticipate further expense reductions may be necessary to improve operating performance, including further reductions of our workforce in nonperforming regions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2001 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "guidance," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the caption "Item 5 Other Information - Risk Factors" and those discussed elsewhere in this report, in our other SEC filings and in our Annual Report on Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We provide customer relationship management (CRM) software solutions for global business-to-consumer enterprise companies. Our target customers include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships requiring high levels of personalized services. We began marketing our enterprise solutions in 1997. Through our acquisitions of Prime Response, OnDemand, and of certain technology from ActionPoint and ASP Outfitter, we have added new products to our product offerings. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements these companies have for enterprise-wide CRM software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the internet and e-mail.

We believe that the application of accounting standards are as important as a company's reported financial position, results of operations and cash flows. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We have formed a Disclosure Committee, composed of senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, our key management reviews our annual and quarterly results, along with key accounting policies and estimates, with our audit committee, which is composed of independent board members. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

We have had several acquisitions over the past two years. As a result of these acquisitions, comparison of prior period revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 54% and 51% for the three months ended September 30, 2002 and 2001, respectively.  Service revenues as a percentage of total revenues were 55% and 49% for the nine months ended September 30, 2002 and 2001, respectively. We expect that service revenues will continue to represent over 40% of our total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the three and nine months ended September 30, 2002 and 2001, revenues were principally derived from customer accounts in the Americas and Europe (principally the United Kingdom). For the three months ended September 30, 2002 and 2001, international revenues were $9.0 million and $18.1 million, or approximately 48% and 87% of our total revenues, respectively. For the nine months ended September 30, 2002 and 2001, international revenues were $39.7 million and $44.0 million, or approximately 70% and 82% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

Our international revenues until recently had rapidly outpaced our United States revenue growth rate. We believe this occurred for several reasons. First, the United States economy has been weak compared to areas where we have an international presence. Second, our leadership has been very strong internationally, as Stephen Kelly was personally responsible for promoting our strong growth in International Operations. Third, up until recently, the competition for sales personnel was very strong in the United States. And fourth, Prime Response, which we acquired in 2001, had a very strong international presence. Assuming the United States economy begins to recover and given our focus, we believe we will be able to increase our growth rate for our U.S. revenues more rapidly than our international revenues. In addition, we believe that with our sales and management efforts in the America's that revenues from the Americas will continue to comprise a greater share of total revenue than it has in the past several quarters of our total revenues.  For the quarter ended September 30, 2002, the percentage of revenue attributable to the America's was 52%, which was mainly attributable to one customer.  We feel that the underlying trend from the past two years will continue, but we feel that our America's revenue as a percentage of total revenue will continue to increase.

A small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer could have a material impact on our revenues. We expect that revenues from a small number of customers will continue to account for a substantial portion of our total revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers. Customer concentration has reduced and we expect that trend to continue.

Pricing pressure during the past year has intensified particularly with application products. Several of our competitors continue to aggressively price their products at largely discounted prices in comparison to our prices. We believe this competitive pricing pressure will continue. Our strategy is to continue to offer products with functionality that is different and superior to our competitors.

We have experienced a lengthening of our customers' contract cycle and have taken that issue into account for our forecasting model.  We expect this trend to continue so long as the economic environment for enterprise software remains weak.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our fulltime employees decreased from 436 at December 31, 2001, to 374 at September 30, 2002, representing a decrease of approximately 14%. This decrease was due primarily to workforce reductions and the transfer of our training employees to Merit International. In the short-term our costs will reduce as the impact of our workforce reduction takes effect.  We expect our total operating costs to reduce from the current $21 million to $23 million, depending upon revenue mix and volume, to the $18 million to $20 million dollar range for our first full quarter after the workforce reduction, which will be the quarter ended March 31, 2003.

On November 7, 2002, we implemented a workforce reduction intended to align our cost base with our expected operating performance. We expect to recognize a charge to operations of  up to approximately $4.1 million in the fourth quarter ending December 31, 2002. The restructuring charge will be comprised of severance and associated employee termination costs and an asset write-off. The costs associated with the reduction of our workforce will be paid during our fourth quarter of 2002 and the first half of 2003. As part of the restructuring, we have reduced our workforce by approximately 39 employees or approximately 10% of our total workforce across all functional areas.  As we continue to monitor our operating expenses and strategize for the future, we anticipate further expense reductions may be necessary to improve operating performance, including further reductions of our workforce in nonperforming regions.

Because the restructuring charge and related benefits are derived from management's estimates, which are based on currently available information, our restructuring may not achieve the benefits currently anticipated or on the timetable or at the level, currently contemplated. In addition, our software license revenues and operating performance may continue to be negatively impacted by: (i) the uncertainty in the information technology industry and associated reductions in capital expenditures; (ii) geopolitical uncertainties; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued intense competition; (vii) business and chief executive officer confidence in the economy, evidenced, in part, by stock market levels; and (viii) other factors described under "Risk Factors" below. Accordingly, additional actions, including a further restructuring of our operations, may be required in the future. As a result, the demand for our products and services and, ultimately, our future financial performance, are difficult to predict with any degree of certainty.

We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. In addition, although we have experienced revenue growth recently, this trend may not continue. Moreover, we may not achieve or maintain profitability in the future.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
License	46%	49%	45%	51%
Service	54	51	55	49

Total revenues	100	100	100	100

Cost of revenues:
License	1	3	2	3
Service	37	45	41	43
Non-cash compensation expense	--	1	--	1

Total cost of revenues	38	49	43	47

Gross profit	62	51	57	53

Operating expenses:
Sales and marketing
Non-cash compensation expense	--	1	1	2
Other sales and marketing expense	40	55	44	56
Research and development
Non-cash compensation expense	1	2	1	2
Other research and development expense	28	24	27	28
Purchased in-process research and development	--	--	2	5
General and administrative
Non-cash compensation expense	--	1	--	1
Other general and administrative expense	12	11	11	13
Amortization of intangible assets	5	15	5	11
Restructuring expense	1	--	8	3

Total operating expenses	87	109	99	121

Loss from operations	(25)	(58)	(42)	(68)

Interest expense	--	--	--	--
Other income, net	1	7	1	7

Net loss	(24)%	(51)%	(41)%	(61)%

Comparison of the Three Months Ended September 30, 2002 and 2001

Revenues

License. Total license revenues decreased approximately 16%, to $8.6 million for the quarter ended September 30, 2002 from $10.3 million for the quarter ended September 30, 2001. License revenues for enterprise solutions increased approximately 7%, to $8.0 million for the quarter ended September 30, 2002 from $7.5 million for the quarter ended September 30, 2001. License revenues for application products decreased approximately 75% to $0.7 million for the quarter ended September 30, 2002 from $2.8 million for the quarter ended September 30, 2001. The overall revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they delayed and deferred spending decisions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, decreased slightly to $10.3 million for the quarter ended September 30, 2002, from $10.6 million for the quarter ended September 30, 2001. Service revenues for enterprise solutions decreased approximately 8% to $6.8 million for the quarter ended September 30, 2002, from $7.4 million for the quarter ended September 30, 2001. Service revenues for application products increased approximately 9% to $3.5 million for the quarter ended September 30, 2002, from $3.2 million, for the quarter ended September 30, 2001. The overall revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they delayed and deferred spending decisions.

Reimbursement of out-of-pocket expenses increased to approximately $0.6 million for the quarter ended September 30, 2002 from $0.4 million, or approximately 50%, for the quarter ended September 30, 2001.

Cost of revenues

License. Cost of license revenues decreased to $0.2 million for the quarter ended September 30, 2002, from $0.7 million, or approximately 71%, for the quarter ended September 30, 2001. These costs resulted in license gross margins of approximately 98% and 93% for the quarters ended September 30, 2002 and 2001, respectively.

Service. Cost of service revenues, before the effect of non-cash compensation expense, decreased to $7.0 million for the quarter ended September 30, 2002, from $9.5 million, or approximately 26%, for the quarter ended September 30, 2001. The decrease is primarily due to a decrease of $1.6 million in personnel related expenses, a decrease of $0.7 million in travel and expense and overhead related costs and a decrease of $0.3 million in facilities partially offset by an increase of $0.1 million in external consultants.

Service gross margins improved from 11% for the quarter ended September 30, 2001 to 32% for the quarter ended September 30, 2002.  This improvement is mainly the result of the combined effects of restructuring actions implemented with much improved consulting services utilization rates somewhat offset by increased outsourcing expenses.

Reimbursement of out-of-pocket expenses increased to approximately $0.6 million for the quarter ended September 30, 2002 from $0.4 million, or approximately 50%, for the quarter ended September 30, 2001.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, decreased to $7.6 million for the quarter ended September 30, 2002 from $11.5 million, or approximately 34%, for the quarter ended September 30, 2001. The decrease in these expenses were mainly attributable to decreases of $2.3 million in personnel related expenses due to headcount reductions and a reduction in commission expense, a reduction of $0.8 million in marketing and advertising costs a decrease of $0.8 million in travel and expense and overhead related costs.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased to $5.3 million for the quarter ended September 30, 2002 from $5.0 million, or approximately 6%, for the quarter ended September 30, 2001. The increase was mainly due to an increase of $0.3 million in personnel related expenses.

General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, was flat at $2.3 million for the quarter ended September 30, 2002 and for the quarter ended September 30, 2001.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. The balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. We recorded for the quarter ended September 30, 2002, amortization of stock-based compensation expense of $0.4 million compared to $0.8 for the quarter ended September 30, 2001. At September 30, 2002, approximately $2.7 million of stock-based compensation remained to be amortized.

On August 12, 2002, we entered into an agreement with International Business Machines ("IBM") to market our products and services to customers.  We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock.  The exercise price is set at $2.25 per share.  The warrants expire on August 12, 2007.  The warrants were valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84.  The value of the warrants are recorded as a prepaid expense, and will be offset against revenue on future IBM revenue generating transactions.

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for  (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Offer period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Offer ("Replacement Options") at the closing market price on that date. Stock options to purchase 11,320,331 shares eligible for tender, representing approximately 66% of our outstanding stock options as of the date of the offering.   We will record $3.8 million of deferred stock-based compensation on October 10, 2002 based on the fair market value of the restricted stock issued under the program.

Amortization of intangibles. Amortization of intangibles for the quarter ended September 30, 2002, was $1.0 million of which $0.5 million is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $0.5 million is related to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001, technology from Electronic Data Systems ("EDS") in December 2001 and the acquisition of OnDemand in April 2002. The decrease in amortization of intangible assets for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 is principally due to the effect of the implementation of SFAS No. 142 effective January 1, 2002.  We ceased to amortize the unamortized goodwill balances of $20.7 million including $2.7 million of acquired workforce-in-place that was reclassified to goodwill.  Amortization of goodwill during the quarter ended September 30, 2001 represented $2.1 million.

Interest and other Income, net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Interest and other income (expense), net, decreased to approximately $0.2 million for the three months ended September 30, 2002, from $1.5 million for the nine months ended September 30, 2001.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates, a $0.5 million contract termination fee received in the quarter ended September 30, 2001 and the effect of currency translation gains and losses.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Revenues

License. Total license revenues decreased to approximately $25.7 million for the nine months ended September 30, 2002 from $26.9 million, or approximately 4%, for the nine months ended September 30, 2001. License revenues for enterprise solutions increased to approximately $21.8 million for the nine months ended September 30, 2002 from $17.5 million, or approximately 25%, for the nine months ended September 30, 2001. License revenues for application products decreased to approximately $3.9 million for the nine months ended September 30, 2002 from $9.4 million, or approximately 59%, for the nine months ended September 30, 2001. The overall revenue decrease was primarily due to the decline in the number of application product implementations by new and existing customers.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, increased to approximately $31.0 million for the nine months ended September 30, 2002, from $26.3 million, or approximately 18%, for the nine months ended September 30, 2001. Service revenues for enterprise solutions increased to approximately $22.3 million for the nine months ended September 30, 2002, from $20.0 million, or approximately 12%, for the nine months ended September 30, 2001. Service revenues for application products increased to approximately $8.7 million for the nine months ended September 30, 2002, from $6.3 million, or approximately 38%, for the nine months ended September 30, 2001. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Reimbursement of out-of-pocket expenses increased to approximately $1.6 million for the nine months ended September 30, 2002 from $1.1 million, or approximately 45%, for the nine months ended September 30, 2001.

Cost of revenues

License. Cost of license revenues decreased to $1.2 million for the nine months ended September 30, 2002, from $1.5 million, or approximately 20%, for the nine months ended September 30, 2001. License gross margins were approximately 95% for both the nine months ended September 30, 2002 and 2001, respectively. The cost of license revenues decrease was primarily due to a change in the mix of royalties associated with our licensed products.

Service. Cost of service revenues, before the effect of non-cash compensation expense, was relatively flat at $23.2 million for the nine months ended September 30, 2002 and $23.1 million for the nine months ended September 30, 2001. These costs resulted in service gross margins of 25% and 12% for the nine months ended September 30, 2002 and 2001, respectively. Service gross margins improved mainly as the result of the combined effects of restructuring actions implemented, increased efficiencies and our cost savings associated with outsourcing and our agreement with Merit International.

Reimbursement of out-of-pocket expenses increased to approximately $1.6 million for the nine months ended September 30, 2002 from $1.1 million, or approximately 45%, for the nine months ended September 30, 2001.

Operating Expenses

Sales and marketing. Sales and marketing expenses, before the effect of non-cash compensation expense, decreased to $25.0 million for the nine months ended September 30, 2002 from $30.2 million, or approximately 17%, for the nine months ended September 30, 2001. The decrease in these expenses was mainly attributable to a decrease of $3.4 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $1.1 million in marketing programs and professional services and a $0.7 million decrease in facilities and overhead expenses.

Research and development. Research and development expenses before the effect of non-cash compensation expense and purchased in-process research development increased slightly to $15.4 million for the nine months ended September 30, 2002 from $14.9 million, for the nine months ended September 30, 2001. The increase of $0.5 million was due mainly to an increase in depreciation and overhead related expenses.

Purchased in-process research and development. In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. Purchased in-process research and development of $1.0 million for the nine months ended September 30, 2002 is related to the OnDemand acquisition that was completed on April 1, 2002.  Purchased in-process research and development of $2.7 million for the nine months  ended September 30, 2001 is related to the acquisitions of Prime Response, Actionpoint and ASP Outfitter.

General and administrative. General and administrative expenses, before the effect of non-cash compensation expense, decreased to $6.5 million for the nine months ended September 30, 2002, from $7.0 million, or 7%, for the nine months ended September 30, 2001. The decrease in these expenses was mainly attributable to a decrease of $0.5 million in personnel related expenses.

Non-cash compensation expense. In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. This balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. For the nine months ended September 30, 2002, we recorded amortization of stock-based compensation expense of approximately $1.4 million compared to $2.6 million for the nine months ended September 30, 2001. At September 30, 2002, approximately $2.7 million of stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for  (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Offer period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Offer ("Replacement Options") at the closing market price on that date. Stock options to purchase 11,320,331 shares eligible for tender, representing approximately 66% of our outstanding stock options as of the date of the offering.   We will record $3.8 million of deferred stock-based compensation on October 10, 2002 based on the fair market value of the restricted stock issued under the program.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2002, was $2.7 million of which $1.4 million is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $1.3 million is related to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 and technology from EDS in December 2001.  The amortization of intangibles for the nine months ended September 30, 2001 was $6.2 million.  The decrease in amortization of intangible assets for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is principally the effect of the implementation of SFAS No. 142,  goodwill and other intangible assets effective January 1, 2002.  We ceased to amortize the unamortized goodwill balances of $20.7 million including $2.7 million of acquired workforce-in-place that was reclassified to goodwill.  Amortization of goodwill during the nine months ended September 30, 2001 represented $4.5 million.

Interest and other Income, net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Interest and other income (expense), net, decreased to approximately $0.7 million for the nine months ended September 30, 2002, from $3.7 million for the nine months ended September 30, 2001.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates, a $0.5 million contract termination fee received in the quarter ended September 30, 2001 and the effect of currency translation gains and losses.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2002, net cash used to fund operating activities was $8.7 million.

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

Net cash provided by investing activities was $6.4 million, primarily related to our proceeds from short-term investments. Our cash and cash equivalents, short-term investments and restricted cash value on September 30, 2002, was $41.8 million, representing a decrease of approximately $9.4 million since December 31, 2001. Cash used in relation to the acquisition of OnDemand represented $4.8 million.

At December 31, 2001 we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal.  That amount was increased by $0.5 million to $1.5 million as of September 30, 2002 and is now classified in long-term other assets on our balance sheet.  The balance serves as a security deposit in a revenue transaction. At December 31, 2001 and September 30, 2002, we also had a interest bearing letter-of-credit for $0.4 million securing a leased facility classified in short-term investments.

On October 15, 2002, our line of credit with Comerica Bank which is comprised of two elements, an accounts receivable line and an equipment line, expired.  We have received a sixty-day extension and are currently negotiating a new credit facility.  While, there were no borrowings outstanding at September 30, 2002 under either the previous accounts receivable or the equipment lines of credit; we were not in compliance with a certain financial covenant under the agreement. We have received a waiver of covenant non-compliance. We also intend to amend our financial covenants on a going forward basis to amounts that we believe will allow for compliance.  It is anticipated that this new facility will be signed and in place during our fourth quarter, which will end on December 31, 2002.

Our assets collateralize borrowings under both lines of credit. Both lines of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $25.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and also contain certain other covenants.

Our existing cash, cash equivalents and investment balances may decline further during fiscal 2002. However, we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash reserves, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated. We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses will continue to be a material use of our cash resources. We may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. In the long-term, we may require additional funds to support our working capital and operating expense requirements or for other purposes, and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms.  Failure to generate sufficient revenues or to control spending could adversely affect our ability to achieve our business objectives.

In addition, while our cash projections contain assumptions about future revenues, we have significant commitments for cash payouts that will occur regardless of our revenues. Future payments due under debt and lease obligations as of September 30, 2002 are as follows (in thousands)

	Borrowings	Operating Leases	Sublease Income	Total
Three Months Ended
December 31, 2002	$555	$621	($142)	$1,034
Year Ended
2003	827	3,493	(331)	3,989
2004	102	2,744	(339)	2,507
2005	0	1,711	(143)	1,568
2006	0	1,900	--	1,900
Thereafter	0	6,412	--	6,412

Total	$1,484	$16,881	($955)	$17,410

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations, including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: July 1, 2002 to December 31, 2002: (British Pounds) 900,000; January 1, 2003 to June 30, 2003: (British Pounds) 900,000; July 1, 2003 to December 31, 2003: (British Pounds) 1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds) 500,000, for a total of (British Pounds) 3.3 million. If we exceed the minimum revenue amounts, the excess will be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2002:

	September 30, 2002	Fair Value
Short-term investments and restricted cash	$10,934	$10,934
Average interest rates	2.024%

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

Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 48% and 70% of total revenues for the three and nine months ended September 30, 2002, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the six months ended September 30, 2002 was not material.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have concluded that Chordiant's disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended ("Exchange Act"), Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

(b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor do we believe there were any significant deficiencies or material weaknesses in Chordiant's internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls. Chordiant's management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

 Beginning in July 2001, we and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222.  In each of these complaints, the plaintiffs allege that our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters and thus claimed that we, certain of our officers and directors and our IPO underwriters had violated the federal securities laws.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against over one hundred other public companies that had conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits").

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

In accordance with Judge Scheindlin's orders at further status conferences in March and April 2002, the appointed lead plaintiffs' counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002.  The issuer and individual defendants filed their omnibus motion to dismiss the IPO Lawsuits on July 15, 2002, in accordance with the briefing schedule established by the Court.  Judge Scheindlin does not expect to issue a decision on this motion until at least November 2002.  We believe that this lawsuit is without merit and intend to defend against it vigorously.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

(c) On August 12, 2002, the Company issued a warrant (the "Warrant") to International Business Machines Corporation ("IBM") to purchase up to 200,000 shares of the Company's common stock. The Warrant is fully vested and immediately exercisable. The exercise price of the Warrant is $2.25 per share, subject to certain adjustments. The Warrant expires on August 12, 2007. The Warrant was issued in reliance upon an exemption from the registration requirements of the Securities Exchange Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

Item 5.  Other Information

RISK FACTORS

We expect to continue to incur losses and may not achieve or maintain profitability, which may cause our stock price to decline.

We incurred losses of $5.0 million and $23.7 million for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, we had an accumulated deficit of $163.9 million. We expect to continue to incur losses during the current fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and expenses to establish additional sales offices domestically and internationally. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can sustain this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability.

Because a small number of customers account for a substantial portion of our software license revenues, our revenues could decline if we lose a major customer.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. Loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the quarter ended September 30, 2002, revenues from company A accounted for 43% of total revenues. For the quarter ended September 30, 2001, revenues from companies B, C and D accounted for 17%, 15% and 14% of total revenues, respectively. For the nine months ended September 30, 2002, revenues from companies A, B and C accounted for 21%, 15%, and 12% of total revenues, respectively. For the nine months ended September 30, 2001, revenues from companies C, D and E accounted for 20%, 12% and 11% of total revenues, respectively. While our size has increased and customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Our revenue as a percentage of deferred revenue is declining, which may reduce our forecasting accuracy resulting in investor disappointment and resulting stock price reductions.

Historically, a large amount of license revenue flowed through deferred revenue.  For the three and nine months ended September 30, 2002, 24% and 59%, respectively of license revenue was derived from deferred revenue.   For the three and nine months ended September 30, 2001, 64% and 58%, respectively of license revenue was derived from deferred revenue. Less reliance on deferred revenue requires the licensing of software that does not involve significant implementation or customization essential to its functionality.  If we are unable to increase license revenues from application products we may miss our revenue forecasts, which may cause our stock price to decline.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

During the three and nine months ended September 30, 2002, international revenues were $9.0 million and $39.7 million or approximately 48% and 70% of our total revenues, respectively. During the three and nine months ended September 30, 2001, international revenues were $18.1 million and $44.0 or approximately 87% and 83% of our total revenues, respectively. We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

  Difficulties in managing our widespread operations;
  Difficulties in hiring qualified local personnel;
  Seasonal fluctuations in customer orders;
  Longer accounts receivable collection cycles;
  Expenses associated with products used in foreign markets;
  Currency fluctuation and hedging activities; and
  Economic downturns in international economies.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income. Our international sales are denominated in both the U.S. dollar and in local currencies. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition in our markets could result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Our current competitors include:

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

Many of our competitors have greater resources and broader customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and to increase the ability of their products to address customer needs.

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
  Lengthing of our sales cycle;
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

Our quarterly revenues will depend primarily upon product implementation by our customers. We have historically recognized most of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products, and we expect this practice to continue. Thus, delays in implementation by our customers and systems integration partners would reduce our quarterly revenue. Historically, a significant portion of new customer orders have been booked in the third month of the calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly deferred revenue. If our revenues or operating margins are below the expectations of the investment community, our stock price is likely to decline.

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

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, revenue and deferred revenue could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

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

Since July 16, 2002, our stock had minimum closing bid prices fluctuating above and below $1.00 per share, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. If we fail to comply with the minimum bid price requirement for 30 straight trading days, we will receive a deficiency notice from the Nasdaq National Market. We will then have 90 calendar days to reestablish compliance with that requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days. If we do not reestablish compliance with this requirement during the 90-day period, Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on the Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and the Nasdaq National Market has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq Small Cap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

We may incur in future periods significant stock-based compensation charges related to certain stock options.

Based on certain accounting standards involving stock compensation, we will incur variable accounting costs related to stock options, including those associated with our cancellation/regrant program. Accounting standards require us to remeasure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods. Refer to Note 9 and  the discussions under the caption "Non-Cash Compensation Expenses" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, we and certain of our officers and directors, as well as certain of the underwriters from the our initial public offering, were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York and consolidated under the caption, Weiss v. Chordiant Software, Inc., et al., Case No. 01-CV-6222. In the complaint, the plaintiffs allege that  our registration statement and prospectus for our initial public offering contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters and thus claimed that certain of our officers and directors and our initial public offering underwriters had violated the federal securities laws. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that had conducted initial public offerings of their common stock since the mid-1990s. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

Our products need to successfully operate in a company-wide environment; if they do not we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy the products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues.

Defects in our products could diminish demand for our products and result in decreased revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time to time in our new, acquired or enhanced products, including the recently announced products within the J2EE architecture. Any significant software errors in our products may result in decreased revenues, decreased sales, injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products as well as in third party products, and as a result have experienced delays in the shipment of our new products. The latest version of our primary product suite was introduced in January 2002.

To date, our sales have been concentrated in the financial services, travel and leisure and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets -- financial and insurance services, travel and leisure and telecommunications -- accounted for approximately 85% and 81% of our total revenues for the three and nine months ended September 30, 2002, and 96% and 97% of total revenues for the three and nine months ended September 30, 2001. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2002. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

In addition, we cannot predict what effect the terrorist attacks of September 11, 2001, and the related military conflict have had or are continuing to have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours. If these or other outside factors cause existing or prospective customers to cancel or delay deployment of products such as ours, our operating results would be adversely affected.

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

If our service revenues fall below certain contract obligations, we will incur service expenses without corresponding revenues that would increase our losses.

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of this agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: July 1, 2002 to December 31, 2002: (British Pounds) 900,000; January 1, 2003 to June 30, 2003: (British Pounds) 900,000; July 1, 2003 to December 31, 2003: (British Pounds) 1.0 million; and January 1, 2004 to June 30, 2004: (British Pounds) 500,000, for a total of (British Pounds) 3.3 million. If we exceed the minimum revenue amount, the excess will be applied against future minimums. After one year from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.

Because we have recently reduced the size of our workforce, we may not have the workforce necessary to support our platform of products, and if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could impact the development and sales of our products.

We have recently reduced the size of our workforce and may carry out further reductions in the future. Our recent reductions are intended to align our operating expenses with our revenue expectations.  However, these reductions or future reductions could have a negative impact on our operating performance because we may not have the workforce necessary to support the  develop of additional products. Further, in the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel, including Stephen Kelly, our president and chief executive officer.

Because competition for qualified personnel could again become intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, including Stephen Kelly, our president and chief executive officer.

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

We license from several software providers technologies that are incorporated into our products. For example, we license software from Sun Microsystems and related iPlanet products from iPlanet, a Sun Microsystems company. In addition, we license JRules software products from Ilog and other products from other vendors. Our license agreement with Sun Microsystems was renewed in October 2001. We anticipate that we will continue to license technology from iPlanet, Ilog and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the iPlanet or Ilog, Inc. technology or other technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

Our customers and system integration partners may have the ability to alter our source code and resulting inappropriate alterations could adversely affect the performance of our products, cause injury to our reputation and increase operating expenses.

Customers and system integration partners may have access to the computer source code for certain elements of our products and may alter the source code. Alteration of our source code may lead to implementation, operation, technical support and upgrade problems for our customers. This could adversely affect the market acceptance of our products, and any necessary investigative work and repairs could cause us to incur significant expenses and delays in implementation.

If our products do not operate with the hardware and software platforms used by our customers, our customers may license competing products and our revenues will decline.

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

Our business strategy includes pursuing opportunities to grow our business, both internally and through selective acquisitions and technology and other asset purchases. To implement this strategy, we expect to be involved in additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Growth through mergers and acquisitions have several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into our organization, the substantial management time devoted to integrating personnel, technology and entire companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into our products (such as unanticipated expenses). Realization of any of these risks in connection with any technology acquisition or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

If we become subject to intellectual property infringement claims, these claims could be costly and time-consuming to defend, divert management's attention, cause product delays and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management's attention or cause product delays. We have no patents or patent applications that we could use defensively against any company bringing such a claim. If any of our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Power system shortages and outages in California may result in harm to our operations due to a disruption of our development and administrative activities.

Over the past several years, California has experienced an energy crisis resulting in significant power shortages and outages. A sustained failure or frequent power failures could disrupt our operations and the operations of our third party service providers, which would limit our ability to provide our products and services to our customers, harming our customer relationships and having an adverse effect on our operating results.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On July 11, 2002, the Company filed a Current Report on Form 8-K/A, amending the consent of Ernst & Young LLP, independent auditors, filed as Exhibit 23.1 thereto.

On July 12, 2002, the Company filed a Current Report on Form 8-K, announcing a revenue shortfall for the quarter ended June 30, 2002.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

Chordiant Software, Inc.

(Registrant)

/s/ Steve G. Vogel

Steve G. Vogel
Senior Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Stephen Kelly, Chief Executive Officer of Chordiant Software, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chordiant Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen Kelly
Chief Executive Officer

CERTIFICATION

I, Steve G. Vogel, Chief Financial Officer of Chordiant Software, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chordiant Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steve G. Vogel
Chief Financial Officer

EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant Software, Inc's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999, and  incorporated herein by reference).

3.2 Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 to Chordiant Software, Inc's Registration Statement on Form S-1 (No. 333-92187), filed on December 6, 1999 and incorporated herein by reference).

4.1 Specimen Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to Chordiant Software, Inc's Registration Statement on Form S-1 (No. 333- 92187), filed on February 7, 2000, and incorporated herein by reference).

4.2 Amended and Restated Registration Rights Agreement, dated as of September 28, 1999 (filed as Exhibit 4.3 to Chordiant Software, Inc's Registration Statement on Form S-1 (No. 333-92187), filed on December 6, 1999, and incorporated herein by reference).

4.3 Subordinated Registration Rights Agreement, dated July 19, 2000, by and among Chordiant Software, Inc. and the sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 4.3 with Chordiant's Registration Statement on Form S-4 (No. 333-54856), filed on February 2, 2001, and incorporated herein by reference).

4.4 Registration Rights Agreement, dated May 17, 2001, by and between Chordiant and ActionPoint, Inc. (filed as Exhibit 4.4 to Chordiant Software, Inc's Annual Report on Form 10-K, filed on March 29, 2002, and incorporated herein by reference).

10.23 *Change of Control Agreement, dated May 6, 2002, by and between Chordiant and Donald J. Morrison.

10.24 *Letter from Chordiant Software, Inc. to Stephen Kelly, dated November 14, 2002, offering Mr. Kelly employment with Chordiant Software, Inc.

24.1 Power of Attorney (set forth on signature page).

99.1 **Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

** This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed "filed" by Chordiant for purposes of Section 18 of the Securities Exchange Act fo 1934, as amended.