Form 10-K
period 2002-12-31
CHORDIANT SOFTWARE INC
filed 2003-03-28
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-29357

CHORDIANT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1051328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Blvd., Suite 400

Cupertino, California 95014

(Address of principal executive offices, including zip code)

(408) 517-6100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter: $74,718,948.

As of March 19, 2003, there were 64,416,911 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2003, in connection with the registrant’s 2003 Annual Meeting of Stockholders, are incorporated herein by reference into Part II and Part III of this Annual Report on Form 10-K.

CHORDIANT SOFTWARE, INC.

FORM 10-K

PART I

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Annual Report contains certain information that is forward-looking in nature. This information is based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements. As well as a result of several factors more fully described under the caption “Risk Factors” as well as those discussed elsewhere in this document. These and many other factors could affect the future financial and operating results of Chordiant. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1.	BUSINESS

Overview

Chordiant is an enterprise software vendor that offers a transactional customer system for global consumer companies that seek to improve the quality of customer interactions and to reduce costs through increased employee productivity and process efficiencies. Chordiant concentrates on serving global customers in retail financial services, communications and consumer direct industries.

We deliver a complete customer system that includes software applications and tools and services that enable businesses to successfully integrate their customer information and corporate systems for an accurate, real-time view of their customers across all forms of customer interaction.

We believe our system offers great flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. Our system enables companies to control and change their business policies and process. We believe that we are leaders in providing business process driven solutions for customer management.

Our software architecture is based on the J2EE (Java 2 Enterprise Edition) industry standard that is widely supported by vendors and widely adopted by business customers in the industries we serve. We believe that solutions based on other architectures are less capable of meeting the current and future requirements of global consumer companies.

Industry Background

The enterprise market opportunity is large, global and comprised of multiple industries. We believe customers today place increasing value on real-time access to information, products and services and on their unique business processes. In an increasingly competitive environment, companies are faced with: reducing the cost of servicing; automating business processes; increasing customer retention; and maximizing lifetime profitability of existing customer relationships. To be successful in building long-term, profitable relationships with customers, we believe companies must take a strategic approach to attract, retain and service valuable customers. Companies need to develop and execute a new set of strategies that provide users with improved customer interactions for servicing, marketing and fulfillment processes.

In the current economy, companies must be more responsive to customer needs and must deliver superior customer service and satisfaction to differentiate themselves from their competitors. Companies must provide relevant and targeted information and experiences each time an individual customer interacts with the business to service customers efficiently and retain their customers. Moreover, companies must recognize that every customer interaction provides an opportunity to sell additional, and more valuable, products and services and to increase customer loyalty through personalized customer interaction.

Many business-to-consumer companies are seeking to improve their ability to interact with individual customers in a real-time environment and to deliver the appropriate service at every point of customer contact. This requires integration of the company’s business processes from multiple lines of business to consistently market, sell and deliver service to their customers throughout the enterprise. By combining the total view of customer information in real-time with real-time processes and policies, companies are enabled to interact with customers across multiple dimensions of their businesses and to serve individual customers proactively. We believe companies enabled to combine a real-time single view of the customer can proactively follow through on marketing offers and service inquiries to market and serve effectively each customer’s individual needs.

We believe that companies need a complete customer system that provides for a flexible, integrated solution that supports all customer contact with a comprehensive single view of the customer combined with consistent business processes. Today, customer data must be accessed from multiple sources, applications and transaction systems to respond to customer inquiries following company-specific business rules. Unlike traditional customer profiles, a single view of the customer must be updated in real time for each customer contact and must reflect the customer’s contact history and other relevant information. A completely customer-focused software solution improves the ability to attract, serve and retain customers on a personalized basis and to understand their needs and preferences, which enables companies to provide consistent interactions through any communication channel.

The business channels and communication touch points between companies and their employees, partners and customers have grown to include not only traditional channels such as direct mail, the telephone, retail stores and direct sales forces, but also electronic channels such as e-mail, web commerce sites and web self-service sites. As a result, valuable customer data is stored in numerous, disparate back-office systems, numerous enterprise software applications as well as data stores that are commonly transactional systems, fulfillment systems and a variety of customer data sources. Because most companies lack an integrated customer information infrastructure and maintain customer data in these various disparate systems, consolidating data in real-time and addressing the multiple dimensions of the business interactions with various customers to create a single customer view is a difficult task. We believe that companies need to implement an integrated enterprise information platform to incorporate marketing, selling and servicing interactions to effectively meet their customer’s individual needs.

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

Many existing enterprise application offerings do not meet the new requirements of an enterprise view of customer relationships. Traditional applications for sales-force automation, call centers and field service management were originally designed for departmental functions and use by employees rather than customers. For instance, many companies continue to rely heavily on telephone-based customer service representatives and are struggling to integrate branch, retail operations, web and e-mail channels. Companies have responded to the lack of integration among existing products by attempting to design and build their own e-business software applications. The cost and time involved in custom building these new systems can be prohibitive, and the expertise required to design and integrate the systems are often beyond the capabilities of many companies. Additionally, most commercially available and custom-built systems lack the flexibility to integrate existing and anticipated technologies or to allow customization to keep up with constantly changing technologies and businesses.

The Chordiant 5 Solution

Until now, the complexities of multi-dimensional customer interactions have forced enterprises to settle for prepackaged customer system applications that require predetermined, inflexible, vendor-defined customer data models, processes and solutions. Custom-built solutions sometimes yielded better results, but have been slow to build, costly to deliver and expensive to maintain.

Today the business environment and customer needs are in a constant state of change. The complexities of marketing, selling and servicing multiple product lines to many customers have confounded the efforts of prepackaged customer system application vendors, delivering only static versus dynamic customer system solutions. We believe that a customer system solution with real-time capabilities and multi-dimensional customer interactions that are delivered across the enterprise and are powered by business rules and processes address this complex business environment and constantly changing customer needs.

Chordiant 5 is an enterprise customer system solution designed for global enterprises seeking to optimize marketing, selling and servicing efforts. We have designed our solution to integrate customer information from different data sources, generate business processes based on a customer’s specific profile and requests, and provide uniform service and data to customers across multiple channels. Our customer system is designed to enable companies to deliver appropriate offers and information to a targeted customer at the time of customer need. We believe that companies that use our products can increase the value derived from their customers through improved retention rates, improved cost efficiencies and selling opportunities that result from a personalized customer interaction.

The Chordiant 5 solution includes the Chordiant 5 Enterprise Platform, Chordiant 5 Marketing and Chordiant 5 Selling & Servicing products. This integrated suite of applications is built upon our JX architecture and conforms to the latest industry standards supporting J2EE (Java 2 Enterprise Edition) application servers and XML (Extensible Mark-up Language) and SOAP (Simple Object Access Protocol) software interfaces. This open industry platform is designed to improve integration with existing corporate IT (Information Technology) assets to leverage existing business data and information technology systems.

Key benefits of our customer system include the following:

Comprehensive single view of the customer in real-time.    Companies that have a comprehensive profile of each customer and that distribute information throughout their enterprise to the points of customer contact can provide a more consistent and personalized consumer experience. Our integration and data management technology helps companies develop a real-time profile of the customer by integrating, consolidating and managing data derived from external and internal sources. Our system uses multiple data sources, existing applications and transaction systems to build a comprehensive profile of the customer and generate the appropriate response at the time of customer contact.

Automated, sophisticated decision-making processes.    Business rules-driven processes help companies to make automated, yet informed, decisions about customer inquiries. Our system supports customizable business processes allowing companies to manage processes and execute business rules consistently. Our business process designer is a software application that allows companies to customize and automate their unique processes and business rules. Business rules, policies and processes can be changed and reused quickly in a number of customer-facing applications. Our sophisticated routing engine is designed to allow companies to instantly determine how to respond to specific customer inquiries and generate offers appropriate for particular customers.

Consistent customer experience across multiple channels.    We believe that companies providing customers with a consistent experience across multiple communication channels enjoy greater customer satisfaction because customers are able to receive the same reliable service and information regardless of how choose to contact the company. There is a large and increasing number of customer communications channels, including web, e-mail, fax, self-service systems, mobile devices, call centers and retail outlets. Our system implements a common set of business processes and rules uniformly across systems already existing in different customer communications channels.

Standard and customizable business services.    We believe that companies that implement their unique business processes will realize greater levels of efficiency, consistency and customer satisfaction. We believe this results in customer cost improvements and customer service index improvements. Our solution provides a broad set of standard business objects, or fundamental business functions, that are common across industries. These standard business objects can be modified to accommodate specific customer and business processes, policies and transactions of individual companies. Additionally, our solution adapts to many existing company transaction systems and legacy data warehouses thereby leveraging these existing investments companies have previously made. We believe our solution allows companies an increased return on their existing information systems as measured by increased retention rates, increased revenue per customer and increased profitability.

Strategy

Our goal is to continue to provide a complete customer system that includes software applications, tools and services to business to consumer enterprises that enables them to provide superior and real time relationship marketing, personalized service and support to their customers.

Key elements of our strategy include the following:

Target leading global business-to-consumer companies.    We continue to focus on the global leaders in the primary business-to-consumer markets by providing solutions to the financial services, telecommunications and retail industries. These industries are characterized by complex transaction-oriented product offerings and large numbers of dispersed customers, partners, providers and suppliers. We intend to leverage our experience and continue to target sales and marketing activities through our direct sales force and integration partners to expand worldwide market share in our target markets. We believe that companies in these industries can realize significant business benefits and obtain a competitive advantage by implementing our solutions.

Extend technology leadership and position.    We intend to continue to devote resources to the design and development of new and innovative product capabilities. We have designed our latest version of our solution, Chordiant 5 Enterprise Platform, on the latest industry standards, including J2EE, XML and SOAP. We believe that the Chordiant 5 solution, based on these industry standards, meets the latest corporate standards in support of enterprise applications and computing.

Extend technology and integration alliances.    We have developed existing technology and integration alliance partnerships with which we expect to continue to partner in our efforts to expand our presence in our target markets and meet the needs of customers and prospects. We will continue to seek strategic alliances to further assist in developing, marketing and selling our solutions. This approach is intended to leverage the technology and resources available to perform application design and development services for our customers and provides additional marketing and technical expertise in industry segments. To help ensure that we deliver comprehensive solutions to our customers, we have established strategic relationships with organizations in three general categories:

•	Systems integrators;

•	Technology platform vendors; and

•	Software platform vendors.

Growth through vertical concentration and customer references.    We plan to achieve additional market success by referencing customers who are successful in using our solution. Our most successful customers become valuable references for our future sales opportunities. To ensure that all our customers become our references, we strive to:

•	Deliver superior customer service to our customers, to ensure their long-term satisfaction and success with our solutions;

•	Work with experienced and knowledgeable systems integrators to enable our customers to implement successfully large-scale deployments of our solutions;

•	Deliver high quality customer education and training on our products to assist our customers to meet and exceed their business expectations; and

•	Hire and retain expert consultants to assist our customers in implementation of our solutions.

Product Solutions

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of individual customers across multiple business channels integrating multiple lines of business. Our system is designed to enable global business-to-consumer enterprises to optimize marketing, selling and servicing efforts. The Chordiant 5 solution suite, our latest product release, is typically licensed as an integrated set of applications and functionalities, and is based on our JX architecture which provides an open systems based environment capable of deployment throughout a customer’s information technology infrastructure. This integrated suite includes the following products:

Chordiant 5 Marketing.    Chordiant 5 Marketing automates the ongoing, complex marketing processes required to plan, define, execute and optimize marketing campaigns of business-to-consumer enterprises. The Chordiant 5 Marketing solution is an integrated set of applications designed to support a full range of marketing relationship management processes. Chordiant 5 Marketing is comprised of the following applications:

•	Chordiant 5 Marketing Director powers complex relationship marketing campaigns across all traditional media channels: direct mail, telesales, and print and broadcast advertising.

•	Chordiant 5 Online Marketing provides the execution server for web and e-mail based marketing campaigns.

•	Chordiant 5 Mobile Marketing provides the execution server for mobile devices such as cellular phones.

•	Chordiant 5 OneReporting provides real-time access to detailed marketing and customer information for creating reports, analysis and intelligent marketing decision-making.

Chordiant 5 Selling and Servicing.    Chordiant 5 Selling & Servicing provides role-based application interfaces that optimize real-time, process driven interactions between a company and its customers. The solution provides a company’s employees who interact with customers and business partners a series of role-based interfaces for matching a company’s unique business policies and processes to individual customers to optimize selling and servicing interactions. The application automates a company’s business policies and processes accelerate customer sales cycles, improve customer interactions and gain consistent customer interactions. By using Chordiant 5 Selling & Services applications, companies are able to increase the effectiveness of sales or service offerings by matching customer profiles and contact histories with appropriate offers to increase cross- sell effectiveness and opportunities. The Chordiant 5 Selling & Servicing application suite is comprised of the following products:

•	Chordiant 5 Branch Advisor is a web browser-based application that allows customer information and application functionality to be broadly shared within and outside a company. Chordiant 5 Advisor helps a company’s employees and partners optimize customer selling and servicing interactions through a company’s branch, back-office and partner/retail operations.

•	Chordiant 5 Call Center Advisor is a web browser-based application designed to provide a full set of servicing and selling business processes for high volume transactional call centers. The desktop environment is completely browser-based and utilizes unique server-side computer telephony integration provided in the Chordiant 5 Enterprise Platform for call handling, queuing, routing and sequencing customer communications, application processes and work fulfillment. The environment is designed to meet the significant performance and time-dependency requirements supporting high-volume transaction and business processes common to enterprise contact centers.

The Chordiant 5 Enterprise Platform.    The Chordiant 5 Enterprise Platform provides a number of servers for managing a company’s business to consumer policies, processes, profiles and integration interfaces and connections. The Chordiant 5 Enterprise Platform includes the Chordiant 5 Foundation Server, a set of Chordiant 5 application connectors, and four optional Chordiant 5 application server products.

•	Chordiant 5 Foundation Server provides the software infrastructure to allow companies to access multiple data resources residing with a company’s transaction systems and fulfillment systems while integrating with many existing enterprise back-office applications. Chordiant 5 Foundation Server integrates and communicates with telephony equipment, legacy systems and transactional applications. The Foundation Server enables multiple workflow-driven interfaces and support for electronic communications, telephony systems and switches, relational databases, back-office business applications and legacy data warehouses. The Foundation Server includes a business process server, an integration server, an integrated set of application components and integrated tool environment for application customization and deployment.

•	Chordiant 5 Collaboration Server is a Web-based interaction server that includes functionality for online chat, Web page publishing, synchronized co-browsing, and provides support for advanced Web applications.

•	Chordiant 5 Rules Server is a configurable business policies server that allows companies to implement policies specific to their customer profiles, offers and business processes.

•	Chordiant 5 Knowledge Server is a knowledge based server designed to provide intelligent responses to customer requests that are based on customer profiles, offerings of interest and an optimized set of similar inquiries.

•	Chordiant 5 Connectors are connectivity applications that allow a business to access information and communications systems for maintaining persistent, real-time connections between information technology systems.

•	Chordiant 5 Interaction Server is an interaction server for delivering complicated interactions to a web browser at the user interface such as smart forms, answer checking, and guided interactions.

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services, telecommunications, travel and leisure industries. Our customers, include: USAA, Chase Insurance, Prudential Financial Services ltd, Hutchinson 3G, Lloyds TSB Bank, Bank of Ireland, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Canadian Tire Financial Services, Barclays Bank, Direct Line, CIBC Bank, Halifax plc, Nokia, British Telecom and British Sky Broadcasting (BskyB). As of December 31, 2002, we have licensed our software products and provided services to more than 150 customers. Our customers represent companies of all sizes, but our sales efforts are targeted on large global institutions from industries such as financial services, communications, and retail. No customer accounted for more than 18% of our revenues in either years ending December 31, 2002 or 2001.

A small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a large impact on our revenues. For the year ended December 31, 2002, revenues from USAA, Hutchinson 3 G and Lloyds TSB accounted for approximately 17%, 13% and 11%, respectively, of our total revenues. In 2001, revenues from Lloyds TSB, EDS, Hutchinson 3 G and The Royal Bank of Scotland accounted for approximately 18%, 13%, 10% and 10%, respectively, of our total revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total revenues in the future as historical implementations are completed and replaced with new projects from new and existing customers.

Technology

We design and build products to provide enterprise customer management solutions for large companies serving individual consumers. Our JX architecture is an open standards based enterprise platform based on industry standard J2EE and XML technology. Our JX architecture delivers XML connectivity and a J2EE standard object environment. Our JX architecture and in particular the Chordiant Enterprise Platform are J2EE compliant. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with legacy and third-party information technology systems.

Our JX technology architecture has the following characteristics:

Reliability

•	Our JX architecture addresses three major problems that typically cause reliability problems with enterprise software products: software components not being available, transaction failures and inconsistent software versions deployed across distributed systems.

•	Software Failover: Our JX architecture uses J2EE’s failover capabilities for automatic software component failover. Therefore, if a component is not available on one system, a second system can respond without discernable impact from the end user’s perspective.

•	Enterprise Java Bean (EJB) Containers: Our JX architecture makes use of J2EE’s EJB container function to account for transaction failures. If an object is written as an EJB, and an associated operation aborts, the object is restored to its original state. This ensures that a customer’s data is not lost during a transactional operation.

•	Java Archive: Our JX architecture also uses J2EE’s Java Archive (JAR) capabilities to control version consistency of components. This ensures that system administrators do not install inconsistent versions of software across multiple machines, and end users do not run inconsistent applications that might cause a system crash or data loss.

Performance & Scalability

Excessive network traffic, serialized program execution, lack of load balancing or interpretive execution can cause performance and scalability problems in a corporate computing environment. Our JX architecture undergoes rigorous testing to ensure that it is suitable for deployment in scalable, high performance production systems. Our JX architecture features:

•	Application Partitioning and Deployment: JX components can be separated and automatically distributed across available nodes in the network by using J2EE’s Java Bean technology.

•	Automated Load Balancing: Our JX architecture leverages J2EE’s automated load balancing capability. As the number of requests or transactions on a system increases, JX automatically balances the load across multiple CPUs or systems.

•	Compiling Extensions: Java programming can be used to extend or customize any component within our JX architecture. This allows for software code optimization and system performance improvements.

Middleware Interoperability

The Chordiant 5 Foundation Server is based completely on our JX architecture and is typically deployed in enterprise environments that require interoperability with a company’s existing or newly developed information technology systems. The architecture enables:

•	Legacy Interoperability: Enterprise systems need connectivity with back-office legacy systems. Our JX architecture supports connectivity components compatible with the JCA 1.0 (Java Connector Architecture) specification.

•	Middleware Interoperability: Enterprise applications inherently need to inter-operate with traditional middleware services and our architecture supports: MQ Series, Corba, RMI, IIOP, RPCs, Encina and Tuxedo.

Certain of our products use technology modules from third party technology providers including Sun Microsystems, IBM and BEA Systems. Our products are based on open system standards and are designed to be scalable and integrate with a company’s various information technology systems, networks and telephony systems. Our enterprise platform solutions are based on industry standards and support industry standard J2EE application servers including IBM WebSphere and BEA WebLogic. Our Server software runs on UNIX server platforms from Sun Microsystems and IBM.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by the selling and support efforts of systems integrators and technology vendors. Our market focus is in the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers. We target our sales and marketing efforts, together with our product design efforts, on industries such as retail banking, insurance, consumer financial services, telecommunications and retailers.

The sales process generally ranges from three to twelve months depending on the level of knowledge that prospective customers need about the use and benefits of our solutions and the involvement of systems integrators. During the sales process, we typically approach the senior management teams of the business and information technology departments of a prospective customer’s organization. We utilize sales teams consisting of sales and technical professionals who work with our systems integration partners to create company specific proposals, presentations and demonstrations that address the needs of the business and technology requirements.

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

In the United States we have sales offices in Wayne, Pennsylvania, Mahwah, New Jersey and in the greater metropolitan areas of Boston, Chicago, Dallas, New York and San Antonio. Our corporate offices are located in Cupertino, California. Outside the United States, we have offices in London, Paris, Amsterdam, Frankfurt and Munich.

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

Our professional services organization deploys consultants as part of the project team alongside systems integration partners and members of the customer’s internal team to provide technical knowledge, business engineering, project guidance and quality assessments during project implementation. In the design stage, we provide a variety of professional services that help determine a customer’s business processes and the technical requirements of the solutions implementation. In the implementation stage, we use a delivery methodology to assist customers and integration partners in planning and managing the implementation. Typically, systems integrators, supported by our consultants, manage the overall project and implement the products with a customer’s existing communications, applications, databases and transaction systems. In the final phases of an implementation, the systems integrators provide deployment services to enable a customer’s internal team to implement the system, train internal users and provide first-level end-user support to the enterprise users.

Our deployment methodology includes:

•	User requirements and needs analysis;

•	Business process engineering consultation;

•	Technical architectural analysis and performance planning;

•	Project management support services;

•	Technical support for customer specific development and deployment; and

•	Technical support for software integration and communications integration.

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

Services revenues provided by us in the year ended December 31, 2002 accounted for approximately 56% of our total revenues.

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

Educational Services

We provide educational services through an outsourced arrangement to train and enable our systems integrators and customers to use our products. Our training partners offer a comprehensive series of training modules to provide the knowledge and skills to successfully deploy, use and maintain our products. These training courses focus on the technical aspects of our products as well as business issues and processes. A complete set of modules covering business engineering, project management and development engineering are available. Training courses can be provided on-site for a custom session for a fee and through classroom and lab instruction.

We have entered into a two-year agreement, beginning March 19, 2002, with our training partner Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for negotiated fees. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees.

Product Development

We have made substantial investments in research and development through internal development, acquisitions and technology licensing. Our product development efforts are focused on extending our enterprise software solutions, application components and business process functionality, and continued integration of key industry-specific transaction systems and services. Our product development organization is responsible for new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with third-party hardware and software platforms.

During 2002 we completed the acquisition of OnDemand, Inc. adding our company’s product development organization and product offerings.

Our product development resources are organized into a number of development teams including:

•	Enterprise Platform and Tools development;

•	Applications, including our Marketing, Selling and Servicing applications;

•	Documentation; and

•	Product test and release management.

Our product development teams have extensive experience in enterprise and distributed computing, J2EE and object oriented development, data management, workflow engineering, transaction system interfaces and Internet technologies. Our research and development expenditures were $22.4 million, $24.6 million and $20.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, we recorded charges of $1.0 million for acquired in-process research and development costs in connection with our 2002 acquisition.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships.    To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture, Electronic Data Systems Corporation, IBM Global Services, Logica plc, Ecsoft and Merit International. We plan to expand these relationships to increase our capacity to sell and implement our products. We have trained consultants in these organizations for the implementation and support of our solutions. We believe that expanding our relationships with systems integrators and independent consulting firms will enable the Company to gain a greater share of the customer system market.

Technology Partnerships.    We make extensive use of industry platforms and embrace a number of core technologies in our solution offerings. We have formed partnerships with vendors of software and hardware technology platforms. We currently maintain technology relationships with vendors such as Avaya/Lucent, Alcatel/Genesys, BEA Systems, Cisco Systems, IBM, Oracle and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology. We believe that these relationships allow us to focus on our core competencies, and to accelerate our application development efforts around J2EE and XML standards by making use of industry J2EE application servers.

Competition

The market for our products is highly competitive, rapidly evolving and can be affected by new product introductions and other market activities of industry participants. The competitive landscape is quickly evolving to address the convergence of customer interaction applications, back-office systems and e-business services. To realize the potential of this convergence, companies must be able to offer personalized marketing and sales and extend e-business services to all points of customer contact. This must be done through an integrated system and customer data model tailored by each company to meet its specific customer requirements.

We believe that most large-scale customer system deployments have been the result of large internal development projects, custom solutions from systems integrators or the application of personal and departmental productivity tools. We also face competition from customers’ internal development efforts, custom system integration, as well as other software providers that offer integration and development platforms. We believe that the market for enterprise customer relationship management has historically not been well-served by the application software industry.

Internal Development

Many of our customers and potential customers have in the past attempted to develop customer service, call center and customer relationship management systems in-house, either alone or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. Custom development has the inherent limitation of being a high-cost alternative because it relies on building the entire solution from scratch and the resulting configuration is difficult to upgrade to take advantage of new requirements and new channels of communication. We expect that internal development will continue to be a significant source of competition. The competitive factors in this area require that we produce solutions that integrate effectively with the customer’s existing information systems, scale to meet the needs of the customer’s enterprise, and cost less than the result of an internal development effort. We cannot assure that we will be able to compete effectively against such internal development efforts.

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

Application Software Competitors

As discussed above, our primary competition is in-house internal development. However, other competitors include providers of traditional customer relationship management, enterprise resources planning, call center and marketing automation software. Although these vendors have started to pursue the enterprise-wide opportunity of providing enterprise-wide solutions and services to all points of customer contact, we believe they are limited by their lack of multi-channel integration, real-time data models for integration of multiple data sources and lack of business process application generation and their database application architecture. Our competitors include; among others, companies such as: PeopleSoft, Inc., Pegasystems, Inc., E.phipany, Inc. and Siebel Systems, Inc.

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

We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with other products and technologies, functionality and ease-of-use, the timely development and introduction of new products and product enhancements, as well as product reputation, quality, performance, price, customer service and support, and the vendor’s reputation. Although we believe that our solutions currently compete well with regard to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

We believe that the principal competitive factors in our target markets include:

•	Enterprise architecture and support of J2EE industry standards;

•	The breadth and depth of solutions;

•	Product quality and performance;

•	Relationships with systems integrators;

•	The ability to implement solutions;

•	Establishment of a significant base of reference customers;

•	The ability of products to operate with multiple software applications;

•	Customer service; and

•	Product price.

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

We license our products through non-exclusive license agreements that impose restrictions on customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our rights in our products, documentation and other written materials under trade secret and copyright laws. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel, new product developments and enhancements to our existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

We integrate third party software into our products. Integrated technology represents under 10% of the value of our software products and has historically ranged from 4% to 7% of license revenue. The third party software may not continue to be available on commercially reasonable terms or at all. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

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

Employees

As of December 31, 2002, we employed 328 full time employees. Of that total, 102 were primarily engaged in product development, engineering or systems engineering, 86 were engaged in sales and marketing, 97 were engaged in professional services and 43 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

For a detailed description of our sales by geographic region, see Note 3 (Segment and geographic information) to our consolidated financial statements.

Available Information

We were incorporated in California in March 1991 and were reincorporated in Delaware in October 1997.

We maintain a site on the world-wide web at www.chordiant.com; however, information found on our website is not incorporated by reference into this annual report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In 2003, we plan to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.chordiant.com in connection with “Investor” materials. In addition, we intend to promptly disclose on our website (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns and vendor viability concerns continue to make the closing of license transactions to new and existing customers difficult.

Our revenues fell in 2002. Our revenues will continue to decrease in 2003 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new license transactions without some assurance that the vendors will continue to operate and that the economy both in the customer’s home country and worldwide will have some economic and political stability. The issues of vendor viability and geopolitical instability will continue to make closing license transactions difficult. Our ability to enter into new license transactions also directly affects our ability to create additional consulting services and maintenance revenues, which we also depend on.

While we anticipate reaching an income statement break-even position during 2003, we expect to continue to incur losses and use cash and may not achieve or maintain profitability. In addition, we may continue to reduce our cash balance, which would cause our stock price to decline.

We incurred losses of $32.3 million and $42.3 million for the years ended December 31, 2002 and December 31, 2001, respectively. As of December 31, 2002, we had an accumulated deficit of $172.5 million. We expect to continue to incur losses during the next fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can achieve this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability. Cash and cash equivalents and short-term investments and restricted cash at December 31, 2002 and 2001 was $40.0 million and $51.1 million, respectively.

Because a small number of customers account for a substantial portion of our revenues, our revenues are dependent upon our ability to continue to win large contracts with new and existing customers.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the year ended December 31, 2002, USAA, Hutchinson 3 G and Lloyds TSB accounted for 17%, 13% and 11% of our total revenues, respectively. For the year ended December 31, 2001, Lloyds TSB, EDS, Hutchinson 3 G and The Royal Bank of Scotland accounted for 18%, 13%, 10% and 10% of our total revenues, respectively. While our size has increased and customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Our revenue as a percentage of deferred revenue is declining, which may reduce our forecasting accuracy resulting in investor disappointment and resulting stock price reductions.

Historically, a large amount of license revenue flowed through deferred revenue. For the years ended December 31, 2002 and 2001, 59% and 69%, respectively, of license revenue was derived from deferred revenue. Less reliance on deferred revenue requires the licensing of software that does not involve significant implementation or customization essential to its functionality. If we are unable to increase license revenues from products that do not involve significant implementation or customization essential to its functionality, we may miss our revenue forecasts, which may cause our stock price to decline.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

For the year ended December 31, 2002, international revenues were $56.2 million or approximately 76% of our total revenues. For the year ended December 31, 2001, international revenues were $65.0 million or approximately 84% of our total revenues. We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

•	Difficulties in managing our widespread operations;

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with products used in foreign markets;

•	Currency fluctuation and hedging activities; and

•	Economic downturns in international economies.

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

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability and maintaining adequate liquidity.

Increased competition in our markets could result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues and liquidity. The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. As discussed above, we consider our primary competition to be from internal development, custom systems integration projects and application software competitors. In particular, we compete with:

•	Internal information technology departments: in-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.

•	Point application vendors: we compete with providers of stand-alone point solutions for web-based customer relationship management and traditional client/server-based, call-center service customer and sales-force automation solution providers.

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

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock and our liquidity.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products;

•	Lengthening of our sales cycle;

•	Further deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenues, earnings or liquidity or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Our operating results fluctuate significantly and an unanticipated decline in revenues or cash flow may disappoint investors and result in a decline in our stock price.

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized most of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products, and we expect this practice to continue. Thus, delays in implementation by our customers and systems integration partners would reduce our quarterly revenue. Historically, a significant portion of new customer orders have been booked in the third month of the calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly deferred revenue. If our revenues or operating margins are below the expectations of the investment community, our stock price is likely to decline.

Our inability to maintain and grow our relationships with systems integrators would harm our ability to market and implement our products and reduce future revenues.

Inability to establish or maintain relationships with systems integrators would significantly harm our capacity to license our software products. Systems integrators install and deploy our products, in addition to those of our competitors, and perform custom integration of systems and applications. Some systems integrators also engage in joint marketing and sales efforts with us. If these relationships deteriorate, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have to otherwise. Our efforts may also not be as effective as those of the systems integrators, which could reduce revenues. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with these systems integrators and, as a result, these systems integrators may be more likely to recommend competitors’ products and services.

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

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, revenue, cash receipt and deferred revenue could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

Our stock price is subject to significant fluctuations.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously limited.

Since July 16, 2002, our stock has had minimum closing bid prices fluctuating above and below $1.00 per share. The minimum bid price requirement for continued listing with the Nasdaq National Market is $1.00 per share. If we fail to comply with the minimum bid price requirement for 30 straight trading days, we will receive a deficiency notice from the Nasdaq National Market. If we are in compliance with the core Nasdaq National Market initial listing criteria at that time, we will then have 180 calendar days (or such additional period permitted by The Nasdaq Stock Market, Inc., or Nasdaq) to comply with the minimum bid price requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days.

If we do not reestablish compliance with the minimum bid price requirement during the 180-day period (or any such additional period permitted by Nasdaq), Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. In such event, we will attempt to have our common stock traded on The Nasdaq SmallCap Market. Stock trading on The Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market. Therefore, the transfer of our stock from the Nasdaq National Market to The Nasdaq SmallCap Market could have an adverse effect on the liquidity of our common stock and your ability to sell our common stock. Moreover, if our common stock is delisted, it could limit our potential to raise future capital through the sale of our common stock, which could seriously harm our business.

We may incur in future periods significant stock-based compensation charges related to certain stock options and stock awards.

Based on certain accounting standards involving stock compensation, we will incur variable accounting costs related to the issuance of restricted stock and stock options, including those associated with our stock option cancellation/re-grant program. Accounting standards require us to remeasure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods. Refer to Note 17 and the discussions under the caption “Non-Cash Compensation Expenses” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

Our products need to successfully operate in a company-wide environment; if they do not, we may lose sales and suffer decreased revenues.

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

Errors may be found from time to time in our new, acquired or enhanced products. Any significant software errors in our products may result in decreased revenues, decreased sales, injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products as well as in third party products, and as a result have experienced delays in the shipment of our new products. The latest version of our primary product suite was introduced in January 2002.

To date, our sales have been concentrated in the financial services, travel and leisure and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets—financial and insurance services, travel and leisure and telecommunications—accounted for approximately 82% and 83% of our total revenues for the years ended December 31, 2002 and 2001, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2003. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

In addition, we cannot predict what effect the terrorist attacks of September 11, 2001, the related military conflict or the war with Iraq or elsewhere have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. If these or other outside factors cause existing or prospective customers to cancel or delay deployment of products such as ours, our operating results would be adversely affected.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. We anticipate that services revenues will continue to represent over 40% of total revenues. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

If our service revenues fall below certain contract obligations, we will incur service expenses without corresponding revenues that would increase our losses.

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: January 1, 2003 to June 30, 2003: (British Pounds) 996,000; July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 942,000, for a total of (British Pounds) 2.9 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of December 31, 2002, the early termination fee was approximately (British Pounds) 495,000.

Because we have recently reduced the size of our workforce, we may not have the workforce necessary to support our platform of products, and if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could impact the development and sales of our products.

In 2002, we reduced the size of our workforce and may carry out further reductions in the future. Our recent reductions were intended to align our operating expenses with our revenue expectations. However, these reductions or future reductions could have a negative impact on our operating performance because we may not have the workforce necessary to support the develop of additional products. Further, in the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

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

We license from several software providers technologies that are incorporated into our products. For example, we license software from Sun Microsystems and related products from iPlanet, a Sun Microsystems company. In addition, we license software from other vendors. Our license agreement with Sun Microsystems was renewed in October 2001. We anticipate that we will continue to license technology from iPlanet and other third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the iPlanet technology or other technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

Defects in third party products associated with our products could impair our products’ functionality and injure our reputation.

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

If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors such as:

•	Our ability to integrate our products with multiple platforms and existing or legacy systems;

•	Our ability to anticipate and support new standards, especially Internet and enterprise Java standards; and

•	The integration of additional software modules and third party software applications with our existing products.

Our failure to successfully integrate future acquired companies and technologies into our operations and technologies could prevent us from operating efficiently.

Our business strategy includes pursuing opportunities to grow our business, both internally and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Growth through mergers and acquisitions has several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into our organization, the substantial management time devoted to integrating personnel, technology and entire companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology or content into our products (such as unanticipated expenses). Realization of any of these risks in connection with any technology acquisition or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

If we become subject to intellectual property infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. We have no patents or patent applications that we could use defensively against any company bringing such a claim. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

ITEM 2.	PROPERTIES

Our headquarters are located in offices that are approximately 28,000 square feet in Cupertino, California pursuant to an office lease expiring in July 2004. We also lease office space in Wayne, Pennsylvania, Mahwah, New Jersey, and in the greater metropolitan areas of Boston, Chicago, New York City, San Antonio, London, Paris, Amsterdam, Frankfurt and Munich. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering (“IPO”) and hundreds of other companies, individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant’s officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other company defendants, and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the company defendants. Chordiant believes that this lawsuit is without merit and intends to defend against it vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “CHRD.” The following table shows, for the periods indicated, the high and low per share sales prices of our common stock, as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002
First Quarter	$8.86	$4.11
Second Quarter	$7.53	$1.60
Third Quarter	$2.40	$0.57
Fourth Quarter	$2.01	$0.74
Year Ended December 31, 2001
First Quarter	$4.94	$2.63
Second Quarter	$3.52	$2.75
Third Quarter	$3.10	$1.87
Fourth Quarter	$8.00	$1.80

As of March 19, 2003, there were approximately 267 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors and officers have entered into trading plans for selling shares in our securities. As of December 31, 2002, the directors and officers who have entered into trading plans include Stephen Kelly, Sam Spadafora, Steve Vogel, Don Morrison and Allen Swann. We anticipate that, as permitted by the Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and key employees may establish trading plans at some date in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item will be contained in the Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is hereby incorporated by reference thereto.

Use of Proceeds from Sales of Registered Securities

We commenced our initial public offering on February 14, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-92187) (the “Registration Statement”), which was declared effective on February 14, 2000. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Robertson Stephens, Dain Rauscher Wessels and Thomas Weisel Partners LLC (the “Underwriters”). Pursuant to the Registration Statement, we sold 4,500,000 shares of common stock at $18.00 per share resulting in gross proceeds of $81.0 million, $5.7 million of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $2.0 million and have been paid or are payable to unaffiliated parties. On February 25, 2000, the Underwriters exercised their over-allotment options and purchased 675,000 additional shares of common stock at the issuance price of $18.00 per share, of which 425,000 shares were sold by us and 250,000 were sold by two of our stockholders. In conjunction with our sale of the 425,000 shares, we received $7,114,500, net of commissions and costs. The total net proceeds to us from the initial public offering were approximately $80.4 million. We used a portion of the net proceeds to make a payment of $1,490,155 representing principal and accrued interest to the holder of our accounts receivable line of credit. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, we will invest the net proceeds in short-term, investment grade, and interest bearing securities.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from the audited consolidated financial statements included in this annual report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 1999 and 1998 are derived from audited consolidated financial statements not included in this annual report on Form 10-K. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options and warrants to purchase common stock and common stock subject to repurchase rights that we hold), since their effect would be antidilutive. See the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Our historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue from continuing operations	$73,851	$77,464	$35,109	$18,535	$13,249

Net loss from continuing operations	(32,321)	(42,262)	(35,356)	(23,137)	(17,440)

Net loss per share from continuing operations—basic and diluted	$(0.59)	$(0.86)	$(1.05)	$(4.34)	$(3.44)

Weighted average shares used in computing basic and diluted net loss per share	55,055	49,252	33,690	5,327	5,075

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,731	$27,068	$41,465	$6,719	$1,713
Working capital (deficit)	21,434	39,731	60,529	1,833	(10,162)
Total assets	96,687	114,865	107,448	22,086	11,521
Short-term and long-term borrowings	1,250	75	595	13,225	1,687
Short-term and long-term deferred revenue	24,522	26,863	30,045	10,196	5,719
Mandatorily redeemable convertible preferred stock	—	—	—	51,609	28,949
Stockholders’ equity (deficit)	$50,811	$71,300	$63,320	$(57,782)	$(37,604)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1 of this annual report under the caption “Risk Factors” and those discussed elsewhere in this annual report and in our other SEC filings. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

Chordiant is an enterprise software vendor that offers a transactional customer system for global consumer companies that seek to improve the quality of customer interactions and to reduce costs through increased employee productivity and process efficiencies. Chordiant concentrates on serving global customers in retail financial services, communications and consumer direct industries.

We deliver a complete customer system that includes software applications and tools and services that enable businesses to successfully integrate their customer information and corporate systems for an accurate, real-time view of their customers across all forms of customer interaction.

We believe our system offers great flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. Our system enables companies to control and change the business policies and process. We believe that we are leaders in providing business process driven solutions for customer management.

Our software architecture is based on the J2EE (Java 2 Enterprise Edition) industry standard that is widely supported by vendors and widely adopted by business customers in the industries we serve. We believe that solutions based on other architectures are less capable of meeting the current and future requirements of global consumer companies.

Our target customers include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships requiring high levels of personalized services. We began marketing our enterprise solutions in 1997. Through our acquisitions of Prime Response, Inc. (“Prime Response”), OnDemand, and of certain technology from ActionPoint, Inc. (“ActionPoint”), and ASP Outfitter, Inc. (“ASP Outfitter”), we have added new products to our product offerings. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements these companies have for enterprise-wide customer system software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the internet and e-mail.

We have had several acquisitions over the past two years. As a result of these acquisitions, comparison of prior period revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 56%, 49% and 52% for the years ended December 31, 2002, 2001 and 2000, respectively. We expect that service revenues will continue to represent over 40% of our total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the years ended December 31, 2002, 2001 and 2000, revenues were derived from customer accounts in the Americas, Europe (principally the United Kingdom) and elsewhere in the world. For the years ended December 31, 2002, 2001 and 2000, international revenues were $56.2 million, $65.0 million and $26.8 million, respectively, or approximately 76%, 84% and 76% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

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

Pricing pressure during the past year has intensified particularly with application products. Several of our competitors continue to aggressively price their products with large discounts in comparison to our prices. Over the past year, we have continued to see competitive pricing pressure. Our strategy is to continue to offer products with functionality different and superior to our competitors.

Our international revenue growth rate has continued to outpace our United States revenue growth rate. We feel this has occurred for the following reasons. First, the U.S. economy has been weak compared to areas where we have an international presence. Second, our leadership and market presence has been very strong internationally, particularly in the United Kingdom.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended December 31,
	2002	2001	2000
USAA	17%	—	—
Hutchinson 3 G	13%	10%	—
Lloyds TSB	11%	18%	19%
EDS	—	13%	30%
Direct Line	—	—	14%
The Royal Bank of Scotland	—	10%	—

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our fulltime employees decreased to 328 at December 31, 2002 from 436 at December 31, 2001, representing a decrease of approximately 25%. The decrease was due to reductions in force that occurred during fiscal year 2002. We anticipate that our operating expenses will decrease during 2003 in absolute figures when compared to fiscal 2002.

We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving businesses. There can be no assurance that we will be successful in addressing these risks and difficulties. In addition, we may not achieve or maintain profitability in the future.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including estimating the total estimated days to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

•	Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

•	Accounting for income taxes;

•	Valuation of long-lived and intangible assets and goodwill;

•	Restructuring costs; and

•	Determining functional currencies for the purposes of consolidating our international operations.

Revenue recognition.    We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as sales commissions and royalties. Revenue recognition rules for software companies are very complex and certain judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in operating losses.

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our product so that the software performs as the customer requests. For contracts involving significant implementation or customization of the software, we recognize the license and service fees using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. Approximately 43%, 73% and 65% of total revenue was recognized under the percentage-of-completion method of accounting during 2002, 2001 and 2000, respectively. The progress toward completion is measured based on the “go-live” date. We define the go-live date as the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no additional Chordiant supplied professional services resources are required. We follow this method since reasonably dependable estimates of time to reach the go-live date can be made. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

For arrangements with multiple elements, we recognize revenues for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our perpetual licenses are based upon separate sales of renewals to other customers or upon optional substantive renewal rates quoted in the contracts. Fair value of services is based upon separate sales by us of these services to customers.

In situations in which we are not responsible for implementation services but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

For all sales we use either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

We recognize revenue for post-contract customer support ratably over the support period, generally one year. Our training and consulting services are billed based on hourly or daily rates, and we generally recognize revenue as these services are performed.

We bill customers according to contract terms. We record as deferred revenues amounts due by customers in excess of revenues recognized.

Allowance for doubtful accounts and accruals for litigation.    We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $15.3 million, net of allowance for doubtful accounts of $0.2 million as of December 31, 2002. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Our current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded at least the minimum estimated liability related to those claims, when there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position.

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

We have recorded a valuation allowance of $65.1 million as of December 31, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.    We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Furthermore, we assess the impairment of goodwill annually. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	market capitalization relative to net book value; and

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is an impairment. We measure any impairment based on projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding an impairment. To date, we have not identified any triggering events, which would require us to perform this analysis.

We are required to perform an impairment review of our goodwill balance on at least an annual basis. This impairment review involves a two-step process as follows:

Step 1—We compare the fair value of out reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we proceed on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

We determined that we have one reporting unit. We performed Step 1 of the goodwill impairment analysis required by SFAS 142 as of January 1, 2002 and concluded that goodwill was not impaired. Accordingly, Step 2 was not performed. As required, we completed our annual goodwill impairment review during the fourth quarter of 2002 and concluded that goodwill was not impaired. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring costs.    During fiscal 2002 and 2001, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation.    We have several foreign subsidiaries which together account for approximately 76% of our revenues, 41% of our assets and 69% of our total liabilities as of December 31, 2002.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption “cumulative translation adjustment.”

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in cumulative translation adjustments. However, if the functional currency were deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of approximately $1.3 million and cumulative translation losses of approximately $0.5 million, which were included as part of accumulated other comprehensive income or loss within our balance sheet at December 31, 2002 and 2001, respectively.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and Australian and Canadian Dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time we would be required to include any translation gains or losses from the date of change in our statement of operations.

Recent Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001 and has also issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). We expect to adopt these statements effective January 1, 2003. The adoption of these statements is not expected to have a material effect on our consolidated financial position or results of operations.

Effective January 1, 2002 we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations and that they be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that has operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement did not have a significant impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We expect to adopt this statement effective January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting and therefore do not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS No. 148 had no impact on our financial position, results of operations or cash flows. We expect to adopt this statement effective January 1, 2003 and do not expect the adoption of this statement to have a significant impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the potential impact of FIN 45 on our financial position and results of operation.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table provides the percentage of our total revenues represented by each for the years ended December 31, 2002, 2001 and 2000. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report. The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
As a percentage of total revenues:
Revenues:
License—non-related parties	44%	51%	31%
License—related parties	—	—	18
Service—non-related parties	56	49	15
Service—related parties	—	—	36

Total revenues	100	100	100

Cost of revenues:
License—non-related parties	2	3	2
License—related parties	—	—	—
Service—non-related parties	40	41	49
Service—related parties	—	—	5
Non-cash compensation expense	1	1	6

Total cost of revenues	43	45	62

Gross profit	57	55	38

Operating expenses:
Sales and marketing:
Non-cash compensation expense	1	1	4
Other sales and marketing	44	54	64
Research and development:
Non-cash compensation expense	2	1	6
Other research and development	27	27	41
Purchased in-process research and development	1	4	12
General and administrative:
Non-cash compensation expense	1	1	2
Other general and administrative	11	12	16
Amortization of goodwill	—	9	2
Amortization of intangible assets	5	4	—
Restructuring expense	9	2	—

Total operating expenses	101	115	147

Loss from operations	(44)	(60)	(109)
Interest expense	—	—	(1)
Other income, net	—	5	9

Net loss before income taxes	(44)	(55)	(101)
Provision for income taxes	—	—	—

Net loss	(44)%	(55)%	(101)%

Comparison of the Years Ended December 31, 2002 and 2001

Revenues

License.    Total license revenues decreased to approximately $32.6 million for the year ended December 31, 2002 from $39.7 million, or approximately 18%, for the year ended December 31, 2001. License revenues for enterprise solutions decreased to approximately $26.6 million for the year ended December 31, 2002 from $27.0 million, or approximately 1%, for the year ended December 31, 2001. License revenues for application products decreased to approximately $6.0 million for the year ended December 31, 2002 from $12.7 million, or approximately 53%, for the year ended December 31, 2001. The overall license revenue decrease was primarily due to the decline in the number of application product implementations by new customers.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $41.3 million for the year ended December 31, 2002 from $37.8 million, or approximately 9%, for the year ended December 31, 2001. Service revenues for enterprise solutions increased to approximately $28.5 million for the year ended December 31, 2002 from $28.4 million, or less than 1%, for the year ended December 31, 2001. Service revenues for application products increased to approximately $12.8 million for the year ended December 31, 2002 from $9.4 million, or approximately 35%, for the year ended December 31, 2001. The overall service revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $2.0 million for the year ended December 31, 2002 from $1.5 million, or approximately 33%, for the year ended December 31, 2001.

Cost of Revenues

License.    Cost of license revenues decreased to $1.6 million for the year ended December 31, 2002 from $2.0 million, or approximately 20%, for the year ended December 31, 2001. License gross margins were approximately 95% for both years ended December 31, 2002 and 2001, respectively. The cost of license revenues is in line with the decrease of our license revenue. We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service.    Cost of service revenues decreased to $30.4 million for the year ended December 31, 2002 from $32.8 million, or approximately 7%, for the year ended December 31, 2001. These costs resulted in service gross margins of 26% and 13% for the years ended December 31, 2002 and 2001, respectively. Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.

Operating Expenses

Sales and marketing.    Sales and marketing expenses decreased to $33.3 million for the year ended December 31, 2002 from $42.7 million, or approximately 22%, for the year ended December 31, 2001. The decrease in these expenses were mainly attributable to a decrease of $6.9 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $2.0 million in marketing programs and professional services, a decrease of $0.3 million of non-cash compensation expense and a $0.2 million decrease in facilities and overhead expenses.

Research and development.    Research and development expenses decreased to $22.4 million for the year ended December 31, 2002 from $24.6 million, or approximately 9%, for the year ended December 31, 2001. The decrease was mainly due to a decrease of $2.0 million of purchased in-process research and development expenses and $0.9 million in outside consulting expense. This decrease was partially offset by an increase of

$0.3 million in personnel related expenses, $0.2 million in non-cash compensation expense and $0.2 million in allocated depreciation and overhead costs.

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

During 2002, we expensed $1.0 million related to acquired in-process technology attributable to the acquisition of OnDemand. During 2001, we expensed a total of $3.0 million related to acquired in-process technology of which $1.5 million is attributable to the acquisition of Prime Response, $0.4 million is attributable to the acquisition of certain assets of ActionPoint, $0.8 million is attributable to certain assets acquired from ASP Outfitter and $0.3 million is attributable to certain assets acquired from Pyxis, Inc.

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

General and administrative.    General and administrative expenses decreased to $8.4 million for the year ended December 31, 2002 from $10.0 million, or 16%, for the year ended December 31, 2001. The decrease was mainly due to a decrease of $1.5 million in personnel related expenses due to a decrease in headcount and $0.4 million in professional services expenses. These decreases were partially offset by an increase of $0.3 million in non-cash compensation expense.

Non-cash compensation expense.    In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. This balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. During 2002, we recorded amortization of stock-based compensation expense related to the grant of certain employee stock options of $1.6 million compared to $2.7 million in 2001. At December 31, 2002, approximately $1.5 million of unearned stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program at the closing market price on that date. On October 4, 2002, we amended the Program to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain performance goals. 11,668,875 options were subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options which were cancelled and will be replaced six (6) months and one (1) day following expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program.

In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance of which $1.2 million was recorded as compensation expense at December 31, 2002. We recorded $0.6 million of unearned stock-based compensation expense related to the options that were not tendered based on the difference between the exercise price and the fair market value of the stock at December 31, 2002 of which $0.2 million was expensed at December 31, 2002. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

We also recorded stock-based compensation expense of $0.5 million and $0.5 million for 2002 and 2001, respectively, in conjunction with notes receivable with current and former executives.

The total stock-based compensation expense by operating expense is described as follows (in thousands):

	Years Ended December 31,
	2002	2001
Cost of net revenues	$708	$698
Sales and marketing	769	1,040
Research and development	1,301	1,076
General and administrative	723	406

Total	$3,501	$3,220

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our Common Stock. No warrants have vested through December 31, 2002.

On August 12, 2002, we entered into an agreement with IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock. The exercise price is set at $2.25 per share. The warrants expire on August 12, 2007. The warrants were valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84. The value of the warrants are recorded as a prepaid expense, and will be offset against revenue on future IBM revenue generating transactions.

Amortization of intangibles.    Amortization of intangibles assets for the year ended December 31, 2002, was $3.7 million of which $0.4 million is attributable to the acquisition of OnDemand in March 2002 and $1.8 million is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $1.5 million is related to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 and technology from EDS in December 2001.

There was no amortization of goodwill in 2002 as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. We ceased to amortize the unamortized goodwill balances of approximately $20.7 million, including $2.7 million of acquired workforce-in-place that was reclassified to goodwill during 2002. Additionally, there was no amortization of the $4.2 million of goodwill recorded as a result of the OnDemand acquisition. Amortization of goodwill during the year ended December 31, 2001 represented $6.6 million.

Restructuring Costs

During 2002, several areas of the company were restructured to prioritize our initiatives around services, sales, training and research and development business, reduce expenses and improve efficiency in order to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 108 regular employees representing annual savings of approximately $10 million. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction charge of approximately $3.8 million for the year ended December 31, 2002 relating to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $2.8 million during 2002 pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This charge included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $0.8 million. The consolidation of excess facilities represents an annual saving of approximately $0.2 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at December 31, 2001	$307	$—	$307
Total charge	2,764	3,794	6,558
Provision adjustment (1)	81	—	81
Non-cash	666	—	666
Cash paid	(452)	(2,603)	(3,055)

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557

(1)	Provision adjustment relates to a change in estimates.

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal year 2011. As of December 31, 2002, $4.6 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

Other Income, net, and Interest Expense

Other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense increased to $0.2 million for the year ended December 31, 2002 from $0.1 million for the year ended December 31, 2001. The increase is due primarily to borrowings assumed as part of the acquisition of OnDemand in 2002. Other income, net decreased to $0.5 million for the year ended December 31, 2002 from $4.0 million for the year ended December 31, 2001. The decrease in other income, net is mainly attributable to lower interest income on our investments as a result of our declining investment balances and lower interest rates, a $0.5 million contract termination fee received in 2001 and the effect of currency translation gains and losses.

Provision for Income Taxes

Our provisions for income taxes were $0.2 million for both years ended December 31, 2002 and December 31, 2001. The provisions were attributable to taxes on earnings from our foreign subsidiaries.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Years Ended December 31, 2001 and 2000

Revenues

License.    Total license revenues increased to approximately $39.7 million for the year ended December 31, 2001 from $16.9 million, or approximately 135%, for the year ended December 31, 2000. License revenues for enterprise solutions increased to approximately $27.0 million for the year ended December 31, 2001 from $16.9 million, or approximately 59%, for the year ended December 31, 2000. License revenues for application products represented approximately $12.7 million in 2001. No revenue for application products was recognized prior to the acquisition of Prime Response and our asset acquisition from ActionPoint. The revenue increase was primarily due to the growth in the number of product implementations by new and existing customers, a higher average transaction size and the expansion of our product offerings through the acquisitions of Prime Response and ActionPoint.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $37.8 million for the year ended December 31, 2001 from $18.2 million, or approximately 108%, for the year ended December 31, 2000. Service revenues for enterprise solutions increased to approximately $28.4 million for the year ended December 31, 2001 from $18.2 million, or approximately 56%, for the year ended December 31, 2000. Service revenues for application products increased to approximately $9.4 million for the year ended December 31, 2001 from zero, for the year ended December 31, 2000. The revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Reimbursement of out-of-pocket expenses, which is included in total service revenue increased to $1.5 million for the year ended December 31, 2001 from $1.4 million, or approximately 5%, for the year ended December 31, 2000.

Cost of Revenues

License.    Cost of license revenues increased to $2.0 million for the year ended December 31, 2001 from $0.9 million, or approximately 117%, for the year ended December 31, 2000. These costs resulted in license gross margins of 95% and 95% for the years ended December 31, 2001 and 2000, respectively. The cost of net license revenues increase was primarily due to transaction growth in the number of product implementations by new and existing customers and a higher average transaction size.

Service.    Cost of service revenues increased to $32.8 million for the year ended December 31, 2001 from $21.0 million, or approximately 56%, for the year ended December 31, 2000. These costs resulted in service gross margins of 13% and (15%) for the years ended December 31, 2001 and 2000, respectively. The increase primarily due to increased staff to support a higher number of product-related engagements and additional service personnel expenses from the Prime Response acquisition.

Operating Expenses

Sales and marketing.    Sales and marketing expenses increased to $42.7 million for the year ended December 31, 2001 from $23.9 million, or approximately 79%, for the year ended December 31, 2000. The increase in these expenses were mainly attributable to increases of $14.2 million in personnel related expenses, $3.3 million in allocated depreciation and overhead costs and $1.8 million in marketing and advertising costs. These increases were partially offset by a decrease of approximately $0.5 million in non-cash compensation expense.

Research and development.    Research and development increased to $24.6 million for the year ended December 31, 2001 from $20.7 million, or approximately 19%, for the year ended December 31, 2000. The increase was mainly due to an increase of $5.0 million in personnel related expenses and $1.1 million in allocated depreciation and overhead costs. These increases were partially offset by decreases of $1.2 million of purchased in-process research and development expenses and $1.0 million in non-cash compensation expense.

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

During 2001, we expensed a total of $3.0 million related to acquired in-process technology of which $1.5 million is attributable to the acquisition of Prime Response, $0.4 million is attributable to the acquisition of certain assets of ActionPoint, $0.8 million is attributable to certain assets acquired from ASP Outfitter and $0.3 million is attributable to certain assets acquired from Pyxis, Inc. During 2000, we expensed a total of $4.2 million of which $0.7 million relates to the acquisition of White Spider, Inc. and $3.5 million relates to the transaction with Chase Manhattan Mortgage Corporation (“Chase”). In 2000, Chase alleged a breach of the license and service agreements entered between the parties in 1998. On March 1, 2000, we agreed with Chase to terminate the existing agreements between us, and Chase agreed to pay us the $1.7 million receivable balance under the agreements as of December 31, 1999. The parties also entered into a separate agreement whereby Chase transferred to us ownership of certain technology and intellectual property developed by the parties under their prior agreements. We agreed to pay Chase $3.5 million for the intellectual property rights to the technology. Chase retains an option to purchase a license to the credit and collections application when it is made commercially available by us. Chase has also agreed to assist us by providing certain consulting services in designing the application. This acquired technology was still in development on March 1, 2000 so the entire $3.5 million paid by us to Chase was expensed as in-process research and development. Development work on the acquired technology was completed during the fourth quarter of 2000.

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

General and administrative.    General and administrative expenses increased to $10.0 million for the year ended December 31, 2001 from $6.2 million, or approximately 62%, for the year ended December 31, 2000. The increase in these expenses was mainly attributable to increases of $2.4 million in personnel related expenses and $1.7 million in professional services expenses. These increases were partially offset by a decrease of $0.3 million in non-cash compensation expense.

Non-cash compensation expense.    In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. The balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. In addition, we recorded in 2000 unearned stock-based compensation balances of $2.0 million in connection with the acquisition of White Spider, Inc. These amounts are included as a component of stockholders’ equity and are being amortized over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28. We recorded in 2001 amortization of stock-based compensation expense of $2.7 million compared to $6.3 million in 2000. At December 31, 2001, approximately $4.0 million of stock-based compensation remained to be amortized.

On May 4, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted six months and a day after the exchange took place at the then current fair market value. These elections needed to be made by June 6, 2001 and were required to include all options granted during the prior six-month period. A total of 61 employees elected to participate in the exchange program. Those 61 employees tendered a total of approximately 801,000 options, representing approximately 10% of our outstanding stock options as of the date of the offering to purchase our common stock in return for our promise to grant new options on the grant date of December 10, 2001. Approximately 801,000 options were granted at the fair market value of $6.45 per share on December 10, 2001 to those employees who had been continuously employed by us from the date they tendered their original options through December 10, 2001. The exchange program was also available to our executive officers and directors.

During 2001, we also recorded stock-based compensation expense of $0.5 million in conjunction with the settlement of a note receivable with one of our executives.

The total stock-based compensation expense by operating expense is described as follows (in thousands):

	Years Ended December 31,
	2001	2000
Cost of net revenues	$698	$2,040
Sales and marketing	1,040	1,488
Research and development	1,076	2,039
General and administrative	406	689

Total	$3,220	$6,256

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

Amortization of intangibles.    In connection with the acquisition of certain assets from ActionPoint, we recorded intangibles in the amount of $6.9 million of which $3.2 million was attributed to goodwill. Intangible assets for the asset acquisition from ActionPoint such as developed technology, workforce-in-place, core technology, and goodwill are being amortized over periods of one and one half years, two years, and three years, respectively.

In connection with the acquisition of certain assets from ASP Outfitter, we recorded intangibles in the amount of $0.2 million of which $0.1 million was attributed to goodwill. Intangible assets for ASP Outfitter such as workforce-in-place and goodwill are being amortized over a period of two years and three years, respectively.

Amortization of intangibles for the year ended December 31, 2001 was $9.7 million of which $6.3 million is attributable to our acquisition of Prime Response in March 2001 and $1.8 million is attributable to our acquisition of White Spider during 2000. The remaining balance of $1.6 million is related to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001.

Restructuring Costs

On March 27, 2001, we completed the acquisition of Prime Response. In connection with the acquisition, we restructured several areas to prioritize our initiatives around high-growth areas of our business, reduce expenses, and improve efficiency due to macro-economic conditions. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 11 regular employees, seven in the general and administrative function in the U.S. and four in the sales and marketing function based outside the U.S. The workforce reductions were completed in the second quarter of fiscal year 2001. We recorded a workforce reduction charge of approximately $0.7 million relating primarily to severance and benefits.

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

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Asset Write-offs	Other	Total
Restructuring reserve:
Total charge	$774	$689	$46	$401	$1,910
Cash paid	(257)	(689)	—	(401)	(1,347)
Provision adjustment	(210)	—	—	—	(210)
Non-cash	—	—	(46)	—	(46)

Reserve balance at December 31, 2001	$307	$—	$—	$—	$307

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal year 2011. For the year ended December 31, 2001, we have recorded $1.7 million in restructuring reserve. These charges primarily relate to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

Other Income, net, and Interest Expense

Other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $0.1 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. The decrease is due primarily to decreased borrowings. Other income, net increased to approximately $4.0 million for the year ended December 31, 2001 from $3.3 million for the year ended December 31, 2000. The increase in interest and other income is primarily attributable to an early termination of a contract by a customer.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities, which totaled $40.0 million at December 31, 2002. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of income.

Net cash used by operating activities was $11.1 million, $27.1 million and $17.1 million during the years ended December 31, 2002, 2001 and 2000. Net cash used by operating activities in 2002 resulted primarily from our net loss adjusted for changes in assets and liabilities and non-cash charges for depreciation, amortization of intangibles, stock-based compensation expense, and other non-cash charges.

Additional cash was provided from a decrease in accounts receivables of $5.9 million and prepaid balance of $2.3 million and an increase of accrued expenses of $3.2 million partially offset by a decrease of deferred revenue of $2.4 million and $0.5 million in other liabilities.

Net cash provided by (used in) investing activities was $7.8 million, $11.8 million and ($28.1) million during the years ended December 31, 2002, 2001 and 2000. Net cash provided by investing activities in 2002 resulted primarily from proceeds from sales and maturities of short-term investments, net of purchases of short-term investments and cash used in the acquisition on OnDemand.

Net cash provided by financing activities was $5.8 million during the year ended December 31, 2002 and $1.4 million during the year ended December 31, 2001. Net cash provided by financing activities in 2002 resulted primarily from proceeds from the exercise of stock options of $1.5 million, issuance of common stock related to the Employee Stock Purchase Plan of $1.9 million and proceeds from the sale of 479,100 shares of our common stock to Canadian Imperial Holdings Inc. (“CIBC”) for an aggregate purchase price of $3.0 million for which the principal purpose of the offering is for working capital and other general corporate purposes. The above proceeds were partially offset by repayments of borrowings totaling $1.6 million during 2002.

At December 31, 2001, we had a balance of $1.0 million in the form of short-term investments, which were restricted from withdrawal. That amount was increased by $0.5 million to $1.5 million as of December 31, 2002 and is now classified in long-term other assets on our balance sheet. The balance serves as a security deposit in a revenue transaction. At December 31, 2002 and December 31, 2001, we also had a interest bearing letter-of-credit for $0.4 million securing a leased facility classified in short-term investments.

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand. The interest rates range from 12.86% to 15.61%. The notes are due at various times from 2003 through 2004.

Our line of credit with Comerica Bank which is comprised of two elements, an accounts receivable line and an equipment line, expired on October 15, 2002. We received a 60-day extension and then another 30-day extension on our line of credit. We have negotiated a new two-year credit facility effective from March 28, 2003 and have amended our financial covenants to amounts that we believe will allow for compliance.

Under the new line of credit, our assets collateralize borrowings under both elements, require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and certain other covenants. While there were no borrowings outstanding at December 31, 2002 under either the previous accounts receivable or the equipment lines of credit we were not in compliance with the net worth covenant under the agreement. We have received a waiver of covenant non-compliance.

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances will be available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%.

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

Future payments due under debt and lease obligations as of December 31, 2002 are as follows (in thousands):

Fiscal Year	Borrowings	Operating Leases	Sublease Income	Total
2003	$1,114	$4,002	$(331)	$4,785
2004	136	3,199	(339)	$2,996
2005	—	2,144	(143)	$2,001
2006	—	2,290	—	$2,290
2007	—	2,022	—	$2,022
Thereafter	—	4,770	—	$4,770

Total	$1,250	$18,427	$(813)	$18,864

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition,

Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: January 1, 2003 to June 30, 2003: (British Pounds) 996,000; July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 942,000, for a total of (British Pounds) 2.9 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of December 31, 2002, the early termination fee was approximately (British Pounds) 495,000.

Our existing cash, cash equivalents and investment balances may decline further during fiscal 2003. However, we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash reserves, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2002:

	2002	Fair Value
Short-term investments and restricted cash	$9,245	$9,245
Average interest rates	2.7%

The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2001:

	2001	Fair Value
Short-term investments and restricted cash	$24,072	$24,072
Average interest rates	2.5%

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

Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 76% of total revenues during 2002. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, one of our foreign subsidiaries holds cash equivalent investments in currencies other than their respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency losses, net for the year ended December 31, 2002 was less than $0.1 million.

Our international business is subject to risks, including, but not limited to changing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Chordiant Software, Inc. and Subsidiaries: Financial Statements for the Years Ended December 31, 2002, 2001 and 2000.

Page
Consolidated Financial Statements:

Report of Independent Accountants	51
Consolidated Balance Sheets at December 31, 2002 and 2001	52
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	53
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2002	54
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	55
Notes to Consolidated Financial Statements	56

Financial Statement Schedule:

II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002	84

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Chordiant Software, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chordiant Software, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the accompanying consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PricewaterhouseCoopers LLP

San Jose, California

January 31, 2003, except for Note 22, which is as of March 27, 2003

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$30,731	$27,068
Short-term investments and restricted cash	9,245	24,072
Accounts receivable, net	15,343	21,573
Prepaid expenses and other current assets	3,162	5,267

Total current assets	58,481	77,980
Property and equipment, net	5,069	7,083
Goodwill, net	24,874	17,922
Intangible assets, net	4,975	9,870
Other assets	3,288	2,010

Total assets	$96,687	$114,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$1,114	$75
Accounts payable	5,936	5,575
Accrued expenses	14,007	10,142
Deferred revenue	15,990	22,457

Total current liabilities	37,047	38,249
Deferred revenue—long-term	8,532	4,406
Borrowings, non-current	136	—
Other liabilities	161	910

Total liabilities	45,876	43,565

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common Stock, $0.001 par value; 300,000 shares authorized; 53,190 and 62,563 shares issued and outstanding	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	230,192	217,395
Notes receivable from stockholders	(496)	(961)
Deferred stock-based compensation	(6,750)	(4,045)
Accumulated deficit	(172,503)	(140,182)
Accumulated other comprehensive income (loss)	645	(630)

Total stockholders’ equity	50,811	71,300

Total liabilities and stockholders’ equity	$96,687	$114,865

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
License—non-related parties	$32,583	$39,664	$10,728
License—related parties	—	—	6,168
Service—non-related parties	41,268	37,800	5,400
Service—related parties	—	—	12,813

Total revenues	73,851	77,464	35,109

Cost of revenues:
License—non-related parties	1,580	1,982	873
License—related parties	—	—	39
Service—non-related parties	29,669	32,100	17,298
Service—related parties	—	—	1,632
Non-cash compensation expense	708	698	2,040

Total cost of revenues	31,957	34,780	21,882

Gross profit	41,894	42,684	13,227

Operating expenses:
Sales and marketing:
Non-cash compensation expense	769	1,040	1,488
Other sales and marketing	32,541	41,651	22,422
Research and development:
Non-cash compensation expense	1,301	1,076	2,039
Other research and development	20,074	20,457	14,437
Purchased in-process research and development	997	3,025	4,234
General and administrative:
Non-cash compensation expense	723	406	689
Other general and administrative	7,662	9,604	5,493
Amortization of goodwill	—	6,635	773
Amortization of intangible assets	3,664	3,064	29
Restructuring expense	6,639	1,669	—

Total operating expenses	74,370	88,627	51,604

Loss from operations	(32,476)	(45,943)	(38,377)
Interest expense	(216)	(79)	(269)
Other income, net	521	3,960	3,290

Net loss before income taxes	(32,171)	(42,062)	(35,356)
Provision for income taxes	150	200	—

Net loss	$(32,321)	$(42,262)	$(35,356)

Net loss per share—basic and diluted	$(0.59)	$(0.86)	$(1.05)

Weighted average shares used in computing basic and diluted net loss per share	55,055	49,252	33,690

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Note Receivable from Stockholder	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 1999	5,906	$6	$—	$14,652	$(406)	$(9,470)	$(62,564)	$—	$(57,782)
Conversion of Preferred Stock into Common Stock	22,412	22	—	51,587	—	—	—	—	51,609
Conversion of debt into Common Stock	2,000	2	—	9,998	—	—	—	—	10,000
Issuance of Common Stock in initial public offering	4,925	5	—	80,406	—	—	—	—	80,411
Exercise of stock options	2,581	2	—	2,798	(1,456)	—	—	—	1,344
Repurchase of Common Stock	(86)	—	—	(77)	63	—	—	—	(14)
Unearned compensation	—	—	—	2,043	—	(2,043)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	6,256	—	—	6,256
Issuance of Common Stock for Employee Stock Purchase Plan	118	—	—	957	—	—	—	—	957
Common Stock issued in connection with White Spider Acquisition	350	4	—	8,022	—	(2,033)	—	—	5,993
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,356)	—	(35,356)
Foreign currency translation	—	—	—	—	—	—	—	(98)	(98)

Balance at December 31, 2000	38,206	41	—	170,386	(1,799)	(7,290)	(97,920)	(98)	63,320
Exercise of stock options	738	—		667	(96)	—	—	—	571
Repurchase of Common Stock	(10)	—	—	(26)	—	—	—	—	(26)
Repurchase of Common Stock and cancellation of note receivable	(117)	—	(332)	—	800	—	—	—	468
Repayment of note receivable	—	—	—	—	134	—	—	—	134
Stock option cancellations	—	—	—	(565)	—	565	—	—	—
Amortization of unearned compensation	—	—	—	—	—	2,680	—	—	2,680
Issuance of Common Stock for Employee Stock Purchase Plan	555	—	—	1,307	—	—	—	—	1,307
Common Stock issued in connection with Prime Response Acquisition	11,919	12	—	33,733	—	—	—	—	33,745
Warrants and options assumed in connection with Prime Response Acquisition	—	—	—	6,060	—	—	—	—	6,060
Common Stock issued in connection with ActionPoint Asset Acquisition	1,734	2	—	5,303	—	—	—	—	5,305
Common Stock issued in connection with Aonet Asset Acquisition	165	—	—	530	—	—	—	—	530
Comprehensive loss:
Net loss	—	—	—	—	—	—	(42,262)	—	(42,262)
Foreign currency translation	—	—	—	—	—	—	—	(532)	(532)

Balance at December 31, 2001	53,190	55	(332)	217,395	(961)	(4,045)	(140,182)	(630)	71,300
Exercise of stock options	700	—	—	1,532	—	—	—	—	1,532
Repayment of notes receivable	—	—	—	—	510	—	—	—	510
Stock option cancellations	—	—	—	(930)	—	930	—	—	—
Amortization of unearned compensation	—	—	—	—	—	3,014	—	—	3,014
Change in grantee status	—	—	—	58	—	(22)	—	—	36
Unearned compensation on restricted stock	—	—	—	6,076	—	(6,076)	—	—	—
Impairment of notes receivable	—	—	—	—	451	—	—	—	451
Issuance of Common Stock for Employee Stock Purchase Plan	1,341	—	—	1,873	—	—	—	—	1,873
Issuance of Common Stock	559	—	—	3,029	—	—	—	—	3,029
Unearned compensation on variable options	—	—	—	551	—	(551)	—	—	—
Issuance of note receivable	285	—	—	496	(496)	—	—	—	—
Issuance of restricted stock	6,488	—	—	—	—	—	—	—	—
Issuance of warrant	—	—	—	112	—	—	—	—	112
Comprehensive loss:
Net loss	—	—	—	—	—	—	(32,321)	—	(32,321)
Foreign currency translation	—	—	—	—	—	—	—	1,275	1,275

Balance at December 31, 2002	62,563	$55	$(332)	$230,192	$(496)	$(6,750)	$(172,503)	$645	$50,811

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(32,321)	$(42,262)	$(35,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,797	3,793	1,502
Purchased in-process research and development	997	3,025	734
Amortization of intangibles and goodwill	3,664	9,699	802
Stock-based compensation expense	3,501	3,222	6,256
Provision for doubtful accounts	554	13	(529)
Loss on disposal of assets	226	185	—
Changes in assets and liabilities:
Accounts receivable—non-related parties	5,861	5,751	(11,639)
Accounts receivable—related parties	—	—	154
Prepaid expenses and other current assets	2,281	4,118	(5,374)
Other assets	316	1,765	(1,912)
Issuance of restricted cash to customer	(500)	(1,000)	—
Accounts payable	263	(4,171)	2,774
Accrued expenses and other liabilities	3,214	(5,585)	5,637
Deferred revenue—non-related parties	(2,446)	(6,296)	19,130
Deferred revenue—related parties	—	—	719
Other liabilities	(540)	666	—

Net cash used in operating activities	(11,133)	(27,077)	(17,102)

Cash flows from investing activities:
Property and equipment purchases	(1,479)	(2,121)	(3,948)
Proceeds from disposal of property and equipment	258	—	—
Cash acquired (used) from acquisitions, net	(4,841)	7,686	29
Purchases of short-term investments	(9,383)	—	(24,203)
Proceeds from sales and maturities of short-term investments	23,210	4,969	—
Proceeds from disposal of MSP business	—	1,281	—

Net cash provided by (used in) investing activities	7,765	11,815	(28,122)

Cash flows from financing activities:
Proceeds from common stock issuance in initial public offering, net	—	—	80,411
Exercise of stock options	1,532	571	1,344
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,873	1,307	957
Repurchase of common stock	—	(26)	(14)
Proceeds from issuance of common stock, net	3,029	—	—
Repayment of notes receivable	510	134	—
Proceeds from borrowings	444	—	—
Repayment of borrowings	(1,632)	(589)	(2,630)

Net cash provided by financing activities	5,756	1,397	80,068

Effect of exchange rate changes	1,275	(532)	(98)
Net increase (decrease) in cash and cash equivalents	3,663	(14,397)	34,746
Cash and cash equivalents at beginning of year	27,068	41,465	6,719

Cash and cash equivalents at end of year	$30,731	$27,068	$41,465

Supplemental cash flow information:
Cash paid for interest	$216	$79	$270

Cash paid for taxes	$82	$243	$53

Supplemental non-cash activities:
Issuance of common stock upon conversion of preferred stock	$—	$—	$51,609

Issuance of common stock in connection with acquisitions	$—	$39,580	$8,026

Issuance of common stock upon conversion of debt	$—	$—	$10,000

Common stock issued for stockholder notes	$496	$96	$1,456

Cancellation of notes receivable through repurchase of shares	$—	$332	$—

Warrants and options assumed in connection with the Prime Response acquisition	$—	$6,060	$—

Issuance of warrants	$112	$—	$—

Borrowings assumed as part of OnDemand acquisition	$2,154	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

We were incorporated in California in March 1991 and reincorporated in Delaware in October 1997. We provide customer system software solutions for global business-to-consumer enterprise companies.

We are an enterprise software vendor that offers a transactional Customer System for global business to consumer companies that seek to reduce costs and risks associated with real time customer servicing, processing and management.

The Chordiant Customer System consists of solutions for Enterprise Marketing, Retail Channel, Contact Center and Straight Through Service Processing, as well as Chordiant Professional Services and Collaboration Programs, which reduce TCO (Total Cost of Ownership), improve asset productivity and mitigates risk in implementation and deployment.

The Customer System enables target customer business processes and rules in retail channel (branch / agent), contact center, self-serve and marketing applications. Its services based architecture is optimized for WebSphere and WebLogic to integrate and preserve enterprise transaction systems, legacy applications and sources of customer data.

The Customer System provides for rapid business change through the ability to easily modify processes and rules, leading to the optimization of customer business processes, workflow and workload across the enterprise, resulting in ongoing improvements in business efficiency, effectiveness and performance.

NOTE 2—LIQUIDITY AND CAPITAL RESOURCES:

We have incurred losses and negative cash flows since inception. For the year ended December 31, 2002, we incurred a net loss of approximately $32.3 million and negative cash flows from operations of approximately $11.1 million. Our cash balances may decline further although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Effective January 1, 2002, we adopted the provisions of EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, requiring that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Prior period financial statements have been reclassified to conform to this presentation, as required by EITF No. 01-14. For the years ended December 31, 2001 and 2000, the impact of reclassification was to increase service revenues and cost of service revenues by $1.5 million and $1.4 million, respectively. Reimbursement of out-of-pocket expenses included in service revenues and cost of service revenues for the year ended December 31, 2002 were $2.0 million.

Principles of consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, intangible assets, valuation of deferred tax assets, restructuring costs, contingencies and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash, cash equivalents and short-term investments

All highly liquid investments with a maturity of three months or less from their date of purchase are considered to be cash equivalents.

Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase and remaining maturities at the balance sheet date of one year or less. We classify all short-term investments as available-for-sale. Accordingly, our investments are carried at fair value as of the balance sheet date. Additionally, the cost of securities sold is based upon the specific identification method. At December 31, 2002 and 2001, amortized cost approximated fair value and unrealized gains and losses were insignificant due to their short maturities. As of December 31, 2002 and 2001 all short-term investments had maturities less than one year from the balance sheet date.

The portfolio of short-term investments (including cash and cash equivalents) consisted of the following (in thousands):

	December 31,
	2002	2001
Cash	$22,585	$14,340
Money market and money funds	3,245	3,793
Commercial paper	—	16,704
Certificate of deposits	444	—
U.S. Corporate bonds	7,298	495
U.S. Corporate notes	—	4,307
Municipal bonds	5,902	9,200
U.S. Government bonds and notes	502	2,301

	$39,976	$51,140

Restricted cash

At December 31, 2002 and 2001, we had a balance of $1.5 million and $1.0 million, respectively, in the form of short-term investments, which were restricted from withdrawal. The balance is classified in long-term other assets and serves as a security deposit in a post-contract customer support revenue transaction. At

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001, we also had an interest bearing letter-of-credit for $0.4 million securing a leased facility classified in short-term investments.

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

During the year ended December 31, 2002, we did not enter into any foreign currency forward exchange contracts.

During the year ended December 31, 2001, we had entered into foreign currency forward exchange contracts to hedge against exposure to changes in foreign currency exchange rates of underlying assets and liabilities, primarily certain receivables that are denominated in British pounds. For the year ended December 31, 2001, the gains and losses were insignificant. As of December 31, 2001, we had no outstanding foreign currency forward exchange contracts.

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting.

On contracts involving significant implementation or customization essential to the functionality of our product, license and professional consulting service revenues are recognized under the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on the “go-live date.” The “go-live date” is the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no additional Chordiant supplied professional services resources are required. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses would be recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees are recognized when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when delivery has occurred as prescribed by SOP No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.”

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In situations in which we are not responsible for implementation services but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

Other services revenues from consulting and training services are recognized as such services are performed. Service revenues from post-contract customer support are recognized ratably over the support period, generally one year.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We deposit cash, cash equivalents and short-term investments with financial institutions that management believes are credit worthy. Our accounts receivable are derived from revenues earned from customers located in the Americas, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended December 31,
	2002	2001	2000
The Royal Bank of Scotland	—	10%	—
Hutchinson 3 G	13%	10%	—
Direct Line	—	—	14%
Lloyds TSB	11%	18%	19%
EDS	—	13%	30%
USAA	17%	—	—

At December 31, 2002, Barclays accounted for approximately 38% of our accounts receivable. At December 31, 2001, Hutchinson 3 G and EDS accounted for 17% and 10%, respectively, of our accounts receivable.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Technology

Acquired technology represents developed technology of acquired businesses. Acquired technology is stated at cost and is amortized on a straight line basis over the products’ estimated useful lives, which are typically three years. Acquired in-process technology is expensed during the period of acquisition.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Property and equipment acquired in connection with the acquisitions of Prime Response, ActionPoint, ASP Outfitter and OnDemand were recorded at fair value at the date of acquisition. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful life, generally three years.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, we adopted SFAS 142 and have ceased to amortize approximately $20.7 million of goodwill including $2.7 million of acquired workforce intangibles previously classified as purchased intangible assets (see Note 5). In lieu of amortization, we are required to perform an impairment review of our goodwill balance on at least an annual basis, upon the initial adoption of SFAS No. 142 and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. This impairment review involves a two-step process as follows:

Step 1—We compare the fair value of out reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we proceed on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess (see Note 5).

We have determined that we have one reporting unit. We performed Step 1 of the goodwill impairment analysis required by SFAS 142 as of January 1, 2002 and concluded that goodwill was not impaired. Accordingly, Step 2 was not performed. As required, we completed our annual goodwill impairment review during the fourth quarter of 2002 and concluded that goodwill was not impaired. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finite-lived intangibles and long-lived assets

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is one to three years (see Note 5).

We account for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, the Company reviews finite-lived intangibles or long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which are considered important that could trigger an impairment include, but are not limited to:

•	Significant under performance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period;

•	Market capitalization relative to net book value; and

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Advertising costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 totaled $1.3 million, $1.7 million and $0.8 million, respectively.

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

Software development costs

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered though undiscounted future cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable computer software being

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if less direct selling costs.

Stock-based employee compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, FASB Interpretation No. 44 (“Fin 44”), “Accounting for Certain Transitions Involving Stock Based Compensation—an Interpretation of APB No. 25”, related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25 and Fin 44, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the stock option being granted. Stock-based compensation is amortized in accordance with FIN 28 using the multiple option approach. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosures of the difference between compensation expense included in net loss and the cost measured by the fair value method are presented in Note 18.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Foreign currency translation

The functional currency of our foreign entities is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income, net and were not significant during the periods presented.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incremental number of common shares issuable upon conversion of Mandatorily Redeemable Convertible Preferred Stock (using the if-converted method), common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares issuable upon the assumed conversion of convertible debt (using the if-converted method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss available to common stockholders	$(32,321)	$(42,262)	$(35,356)

Weighted average common stock outstanding	56,342	49,266	33,897
Common stock subject to repurchase	(1,287)	(14)	(207)

Denominator for basic and diluted calculation	55,055	49,252	33,690

Net loss per share—basic and diluted	$(0.59)	$(0.86)	$(1.05)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	Years Ended December 31,
	2002	2001	2000
Warrants outstanding	1,850	1,650	—
Mandatorily Redeemable Convertible Preferred Stock	—	—	2,702
Convertible debt	—	—	241
Employee stock options	3,218	6,181	4,219
Common shares subject to repurchase	6,499	14	207

	11,567	7,845	7,369

Segment and geographic information

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

License revenues for enterprise solutions amounted to $26.6 million, $27.0 million and $16.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Software license revenues for application products was approximately $6.0 million and $12.7 million for the years ended December 31, 2002 and 2001, respectively.

Services revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support and training. Services revenues for enterprise solutions was approximately $28.5 million, $28.4 million and $18.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Services revenues for application products was approximately $12.8 million and $9.4 million for the years ended December 31, 2002 and 2001, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Years Ended December 31,
	2002	2001	2000
United Kingdom	$42,325	$48,094	$22,946
United States	17,694	12,418	8,289
Germany	4,705	5,208	1,647
Ireland	3,150	3,641	—
Other	5,977	8,103	2,227

	$73,851	$77,464	$35,109

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31,
	2002	2001
Americas	$2,867	$4,341
Europe (principally U.K.)	2,198	2,718
Other	4	24

	$5,069	$7,083

Comprehensive income (loss)

For the years ended December 31, 2002, 2001 and 2000, foreign currency translation adjustments included in comprehensive income (loss) were $1.3 million, $(0.5) million and $(0.1) million. There were no other items of comprehensive income (loss) other than our net loss for each respective year.

Recent Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001 and has also issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). We expect to adopt these statements effective January 1, 2003. The adoption of these statements is not expected to have a material effect on our consolidated financial position or results of operations.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations and that they be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that has operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement did not have a significant impact on our consolidated financial position or results of operations.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We expect to adopt this statement effective January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting and therefore do not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS No. 148 had no impact on our financial position, results of operations or cash flows. We expect to adopt this statement effective January 1, 2003 and do not expect the adoption of this statement to have a significant impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the potential impact of FIN 45 on our financial position and results of operation.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

NOTE 4—ACQUISITIONS:

During 2002 and 2001, we completed the following acquisitions that were accounted for using the purchase method of accounting:

•	On April 1, 2002, we acquired OnDemand a provider of relationship management software located in Palo Alto, California.

•	On May 29, 2001, we acquired certain intellectual property assets and technology of the AoNet J2EE Workflow Server from ASP Outfitter, Inc.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	On May 17, 2001, we acquired certain assets associated with the Dialog Server product suite from ActionPoint, Inc., as a result of which certain members of the Dialog Server development, support, sales and marketing team from ActionPoint became our employees.

•	On March 27, 2001, we acquired Prime Response, Inc., an integrated marketing software solutions company headquartered in Boston, MA.

The results of each of these acquisitions have been included in our operating results from the date of acquisition. The table below summarizes the total purchase price for each of the acquisitions which occurred during fiscal 2002 and 2001 (in thousands):

	On Demand	ASP Outfitter (AoNet Assets)	Action Point (Dialog Server Assets)	Prime Response
Acquisition date	April 1, 2002	May 29, 2001	May 17, 2001	March 27, 2001
Shares issued	—	165	1,734	11,919
Options issued	—	—	—	1,367
Warrants issued	—	—	—	1,050
Purchase price:
Value of shares issued	$—	$530	$5,304	$33,745
Value of warrants issued	—	—	—	2,819
Value of options issued	—	—	—	3,241
Cash	11,511	500	1,954	—
Direct acquisition costs	207	32	134	6,502

Total purchase price	$11,718	$1,062	$7,392	$46,307

The value of the shares issued was determined based on our market price two days before and two days after the date the terms of the acquisition are agreed upon and announced.

The value of the options included in the purchase price was determined using the Black-Scholes option-pricing model. To the extent that services were required subsequent to the date of the acquisition to vest in the replacement unvested options, the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to unearned compensation. The amount allocated to unearned compensation will be recognized as compensation expense over the remaining future vesting period.

The total purchase price for each acquisition has been allocated as follows (in thousands):

Acquired Company or Assets (as applicable)	On Demand	ASP Outfitter (AoNet Assets)	ActionPoint (Dialog Server Assets)	Prime Response
Fair value of assets acquired and liabilities assumed (net)	$5,074	$10	$95	$19,830
In-process research and development	997	814	392	1,486
Developed technology	155	—	3,021	4,515
Core technology	1,118	—	—	—
Workforce in place	—	105	675	2,740
Customer list	190	—	—	—
Tradenames	—	—	—	982
Goodwill	4,184	133	3,209	16,754

Total purchase price	$11,718	$1,062	$7,392	$46,307

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include borrowings, accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon our estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for the product. Discount rates of 30%, 40%, 25% and 35% were applied to the projected cash flows of the in-process research and development to determine their net present value for the OnDemand, ASP Outfitter (AoNet), ActionPoint (Dialog Server) and Prime Response products under development, respectively. OnDemand’s in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 25%. In-process research and development efforts associated with the acquisition from ASP Outfitter consisted of one project for which the estimated state of completion was approximately 50%. In-process research and development efforts associated with the Dialog Server assets acquired from ActionPoint consisted of one project for which the estimated state of completion was approximately 75%. Prime Response’s in-process research and development efforts consisted of three projects for which the estimated states of completion were approximately 47%, 21% and 79%.

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

The value allocated to the assembled workforce was determined by estimating the cost involved in assembling a new workforce including costs of salaries, benefits, training and recruiting. Workforce in place is amortized on a straight-line basis over the estimated period of benefit, which is between two and three years. On January 1, 2002, we reclassified the value allocated to workforce in place along with its related accumulated amortization to existing goodwill in accordance with SFAS 142 (See Note 5).

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and was being amortized over a three year period on a straight-line basis. Beginning on January 1, 2002, our unamortized balance of goodwill was no longer amortized, but will continue to be subject to a periodic impairment assessment in accordance with SFAS 142 (See Note 5).

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2002 and 2001, as if the acquisitions of OnDemand, Prime Response, assets associated with Dialog Server from ActionPoint and assets associated with AoNet from ASP Outfitter had occurred at the beginning of each period presented, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

	Years Ended December 31,
	2002	2001
Revenues	$74,315	$82,036
Net loss	$(34,861)	$(73,706)
Net loss per share:
Basic and diluted	$(0.63)	$(1.40)
Weighted average shares—basic & diluted	55,055	52,710

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling approximately $20.7 million as of the beginning of fiscal 2002, including $2.7 million of acquired workforce intangibles previously classified as purchased intangible assets. Our purchase of OnDemand increased our goodwill by $4.2 million to $24.9 million at December 31, 2002.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except for per share data):

	Years ended December 31,
	2002	2001	2000
Net loss as reported	$(32,321)	$(42,262)	$(35,356)
Adjustments:
Amortization of goodwill	—	6,635	773
Amortization of acquired workforce intangibles previously classified as purchase intangible assets	—	989	29

Net adjustments	—	7,624	802

Net loss as adjusted	$(32,321)	$(34,638)	$(34,554)

Basic and diluted net loss per share as reported	$(0.59)	$(0.86)	$(1.05)

Basic and diluted net loss per share as adjusted	$(0.59)	$(0.70)	$(1.03)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Goodwill, net
Balance as of December 31, 2001	$17,922
Adjustments(1)	2,768
On Demand acquisition	4,184

Balance as of December 31, 2002	$24,874

(1)	Adjustments primarily include the reclassification of certain intangibles to goodwill in connection with the adoption of SFAS No. 142.

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(1,059)	$1,315	$1,101	$(148)	$953
Purchased technologies	7,162	(4,050)	$3,112	7,162	(1,678)	5,484
Workforce in place	—	—	—	3,718	(1,018)	2,700
Customer list	190	(48)	$142	—	—	—
Tradenames	982	(576)	$406	982	(249)	733

	$10,708	$(5,733)	$4,975	$12,963	$(3,093)	$9,870

All of our acquired intangible assets, excluding goodwill are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies—one and one half to three years; purchased technologies—three years; tradenames—three years; customer list—three years. Aggregate amortization expense for intangible assets totaled $3.7 million, $3.1 million and zero for the years ended December 31, 2002, 2001 and 2000, respectively. We expect amortization expense on purchased intangible assets to be $3.6 million in fiscal 2003, $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 6—ACQUIRED TECHNOLOGY

In December 2001, we acquired from EDS certain XML interface technology for $0.7 million.

In October 2001, we acquired certain intellectual property assets and technology of the iApply technology from Pyxis, Inc. At the time of the acquisition, the technology consisted of one project that had not reached technological feasibility and had no alternative use. As a result, the total consideration of $0.3 million was expensed as in-process research and development.

During 2000, we acquired certain technology and intellectual property from Chase Manhattan Mortgage Corporation for $3.5 million. The acquired technology was still in development at the time of the acquisition and has no alternative use. As a result, the entire amount of $3.5 million was expensed as in-process research and development.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—DISPOSITION OF MARKETING SERVICE PROVIDER BUSINESS

On September 24, 2001, we sold our Marketing Service Provider Business (the “Business”) for cash proceeds of $1.6 million to HNC Software International, Inc. The Business was acquired from Prime Response. The results of operations of the Business of $150,000 from the date of the acquisition of Prime Response to the date of the sale of the Business are included in our results of operations. No gain or loss was recorded on the sale of the Business.

NOTE 8—RESTRUCTURING

During 2002 and 2001, several areas of the company were restructured to prioritize our initiatives around areas of our business, reduce expenses and improve efficiency, services, sales, training and research and development in order to achieve cashflow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 108 regular employees representing annual saving of approximately $10 million. All areas of the company were affected by this restructuring. We recorded a total workforce reduction charge of approximately $3.8 million for the year ended December 31, 2002 relating to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $2.8 million during 2002 pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This charge included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $0.8 million. The consolidation of excess facilities represents annual saving of approximately $0.2 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reverse balance at December 31, 2001	$307	$—	$307
Total charge	2,764	3,794	6,558
Provision adjustment (1)	81	—	81
Non-cash	666	—	666
Cash paid	(452)	(2,603)	(3,055)

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557

(1)	Provision adjustment relates to a change in estimates.

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the lease term through fiscal year 2011. As of December 31, 2002, $4.6 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—LITIGATION

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

NOTE 10—BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2002	2001
Accounts receivable, net:
Accounts receivable	$8,783	$19,858
Unbilled receivable	6,741	1,923
Allowance for doubtful accounts	(181)	(208)

	$15,343	$21,573

Bad debt allowance increased by 554, $13 and zero in the years ended December 31, 2002, 2001 and 2000, respectively. Bad debt write-offs against the allowance for doubtful accounts were $581, zero and $529 in the years ended December 31, 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001	2000
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$11,312	$11,242	$4,919
Purchased internal-use software (useful lives of 3 years)	2,497	2,321	1,537
Furniture and equipment (useful lives of 3 to 7 years)	1,634	1,449	745
Leasehold improvements (shorter of 7 years or the term of the lease)	2,840	2,674	1,347

	18,283	17,686	8,548
Accumulated depreciation and amortization	(13,214)	(10,603)	(3,498)

	$5,069	$7,083	$5,050

Accrued expenses:
Accrued payroll and related expenses	$8,570	$6,724	$5,753
Accrued restructuring expenses	4,557	307	0
Other accrued liabilities	880	3,111	2,410

	$14,007	$10,142	$8,163

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SOFTWARE DEVELOPMENT AND LICENSE AGREEMENTS:

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a percentage of the underlying revenue. Royalty expense was approximately $1.6 million, $2.0 million and $0.9 million in fiscal 2002, 2001 and 2000, respectively. We expect cost of license revenues to remain in the four to six percent range of license revenues.

During 1996, we entered into a Value-Added Reseller License and Services Agreement (“the Agreement”) with Forte, Inc. Under the Agreement, as amended, we may acquire full-use product licenses for assignment to one or more third-party end-users and pay Sun Microsystems the license fees due upon delivery of the product licenses. The amounts payable to Sun Microsystems are charged to the end-user by us and are recognized as a cost of revenues. Total expenses recorded were approximately $0.5 million, $1.3 million and $0.9 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS:

During the first quarter of 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the “Notes”) of $496,000. The Notes are full-recourse secured by the underlying stock. The Notes are due in February and March 2003 and accrue interest between 6.0% and 6.5% per annum, which is deemed market rates for the individuals. Both notes and interest were repaid in full in March 2003.

During 2000, we issued to one of our executives 200,000 shares of common stock subject to a right of repurchase in exchange for a note receivable (the “Note”) of $800,000. The Note was collateralized by the underlying stock and bore interest at a rate of 5.88%. In 2001, we repurchased a total of 117,000 unvested shares at the original exercise price and forgave the remaining balance of the Note. A compensation expense of $540,000 was recorded as of December 31, 2001.

In 1999, two former executives exercised 288,000 stock options in exchange for notes receivables of $451,000. The notes are full-recourse secured by the underlying stock. The notes were assessed by us to be fully collectible, based on our understanding of the financial standing of the individuals. We perform periodic reviews of the recoverability of outstanding notes receivables. In the fourth quarter of 2002, we determined that collection of these two notes was no longer probable although we are still actively pursuing collection. As a result, we recorded an impairment charge of $451,000 as compensation expense.

In 1997, we entered into agreements with EDS, which was a holder of our mandatorily-redeemable convertible preferred stock. These agreements consist primarily of product licenses and related services. Revenues and related costs of revenues, together with deferred revenues and accounts receivable from EDS have been separately disclosed in the financial statements until they ceased to be a related party. During 2000, the mandatorily-redeemable convertible preferred stock converted into 2,421,875 shares of our common stock. During 2001, EDS sold its ownership in us and as a result ceased to be a related party. Revenues, accounts receivable and deferred revenue balances are no longer presented as related parties.

NOTE 13—BORROWINGS:

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand. The interest rates range from 12.86% to 15.61%. The notes are due at various times from 2003 through 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving line of credit

Our line of credit with Comerica Bank which is comprised of an accounts receivable line and an equipment line expired on October 15, 2002. We received a 60-day extension and then another 30-day extension on our line of credit. We have negotiated a new two-year credit facility effective from March 28, 2003 and have amended our financial covenants to amounts that we believe will allow for compliance (See Note 22).

Under the new line of credit, our assets collateralize borrowings under both elements, require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and certain other covenants. While there were no borrowings outstanding at December 31, 2002 under either the previous accounts receivable or the equipment lines of credit we were not in compliance with the net worth covenant under the agreement. We have received a waiver of covenant non-compliance.

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances will be available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%.

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

NOTE 14—INCOME TAXES:

The components of loss before taxes are as follows (in thousands):

	December 31,
	2002	2001	2000
United States	$(26,668)	$(40,231)	$(18,464)
Foreign	(5,503)	(1,831)	(16,892)

	$(32,171)	$(42,062)	$(35,356)

Our provision for income taxes was $150,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in the provision during for 2002 is due to the reduction in earnings from our foreign subsidiaries. The increase in provision for 2001 was attributable to taxes on earnings from our foreign subsidiaries. There was no provision for income taxes in 2000 due to our losses.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$47,731	$46,673
Accrued expenses and provisions	2,392	1,580
Tax credit carryforwards	5,434	3,938
Deferred revenue	2,099	2,438
Depreciation and amortization	7,465	3,308

Gross deferred tax assets	65,121	57,937
Deferred tax valuation allowance	(65,121)	(57,937)

Net deferred tax assets	$—	$—

The valuation allowance increased by $7.2 million, $27.2 million and $8.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At December 31, 2002, we had approximately $136.5 million and $22.7 million of net operating loss carryforwards for federal and state purposes, respectively. These carryforwards are available to offset future taxable income and expire beginning in 2010 and 2003, respectively. At December 31, 2002, there are approximately $2.6 million of federal credits that begin to expire in 2010. The California state credits of approximately $2.9 million do not expire.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Book loss	$(32,171)	$(42,062)	$(35,356)
Federal	(10,938)	(14,301)	(12,020)
State	(1,930)	(2,524)	(2,121)
Goodwill	—	2,256	263
Cheap stock	1,192	1,095	2,127
R&D	(1,403)	(1,311)	(1,310)
IPR&D	339	1,029	250
Other	120	719	70
Foreign tax	150	200	—
Valuation allowance	12,620	13,037	12,741

Provision for income taxes	$150	$200	$—

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—COMMITMENTS AND CONTINGENCIES:

We lease our facilities and some equipment under noncancellable operating leases that expire on various dates through 2011. Rent expense is recognized ratably over the lease term. Future minimum lease payments as of December 31, 2002 are as follows (in thousands):

Fiscal Year	Borrowings	Operating Leases	Sublease Income	Total
2003	$1,114	$4,002	$(331)	$4,785
2004	136	3,199	(339)	$2,996
2005	0	2,144	(143)	$2,001
2006	0	2,290	0	$2,290
2007	0	2,022	0	$2,022
Thereafter	0	4,770	0	$4,770

Total	$1,250	$18,427	$(813)	$18,864

Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled $2.9 million, $3.4 million and $1.8 million, respectively.

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: January 1, 2003 to June 30, 2003: (British Pounds) 996,000; July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 942,000, for a total of (British Pounds) 2.9 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of December 31, 2002, the early termination fee was approximately (British Pounds) 495,000.

NOTE 16—COMMON STOCK:

During 2002, 2001 and 2000, we repurchased zero, 10,000 and 86,000 shares of Common Stock, respectively, at original issuance prices for a total repurchase price of zero, $26,000 and $77,000, respectively. In addition, during 2001, we repurchased 117,000 shares of common stock through the cancellation of a note receivable in the amount of $332,000. The 117,000 shares are classified as treasury stock and are carried at cost.

During 2002, we sold 479,100 shares of our common stock to Canadian Imperial Holdings Inc. (“CIBC”) for an aggregate purchase price of $3.0 million for which the principal purpose of the offering is for working capital and other general corporate purposes. In addition, the Company issued 80,000 shares of restricted stock to consultants.

NOTE 17—STOCK OPTION EXCHANGE:

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Offer at the closing market price on that date. On October 4, 2002, we amended the Program to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain performance goals. 11,668,875 options were subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options which were cancelled and will be replaced six (6) months and one (1) day following expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the date of the Program.

In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance of which $1.2 million was recorded as compensation expense at December 31, 2002. We recorded $0.6 million of unearned stock-based compensation expense related to the options that were not tendered based on the difference between the exercise price and the fair market value of the stock at December 31, 2002 of which $0.2 million was expensed at December 31, 2002. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

On May 4, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted six months and a day after the exchange took place at the then current fair market value. These elections needed to be made by June 6, 2001 and were required to include all options granted during the prior six-month period. A total of 61 employees elected to participate in the exchange program. Those 61 employees tendered approximately 801,000 options to purchase our common stock in return for our promise to grant new options on the grant date of December 10, 2001. Approximately 801,000 options were granted at the fair market value of $6.45 per share on December 10, 2001 to those employees who had been continuously employed by us from the date they tendered their original options through December 10, 2001. The exchange program was also available to our executive officers and directors.

NOTE 18—STOCK OPTION PLANS:

Our 1999 Equity Incentive Plan (the “1999 Plan”) provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 20,000,000 shares of Common Stock have been reserved for issuance under the 1999 Plan. The number of shares reserved under the plan automatically increases

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on October 1st of each year by the greater of (1) 5% of outstanding shares on that date and (2) the number of shares of common stock subject to stock awards made under the 1999 Plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors, and provided further that the automatic increase ceases when 20,000,000 shares are reserved for issuance pursuant to the 1999 Plan. As of December 31, 2002, there were 20,000,000 shares reserved for issuance pursuant to the 1999 Plan. The 1999 Plan is administered by the Board of Directors, or a committee of the Board of Directors to which it has delegated this power, and provides generally that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. At December 31, 2002 and 2001, 11,000 and 14,000 shares were subject to repurchase, respectively.

1999 Non-Employee Director Option Plan

In November 1999, the 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of Common Stock to each new non- employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares on the day after each of our annual meetings of the stockholders. A total of 1,108,000 shares of Common Stock have been reserved for issuance under the director plan. The amount reserved under the 1999 Non-Employee Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the director plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors.

The following table summarizes option activity under our stock option plans (in thousands, except per share data):

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	15,267	$4.10	8,727	$5.00	7,774	$1.82
Granted	4,825	2.59	10,479	4.37	4,360	8.35
Cancelled	(11,727)	4.56	(3,201)	8.25	(825)	11.85
Exercised	(985)	2.04	(738)	1.11	(2,582)	1.08

Outstanding at end of period	7,380	2.58	15,267	4.10	8,727	5.00

Options exercisable at end of period	7,124		9,100		2,687
Weighted average minimum value/fair value of options granted during the period		$2.62		$1.80		$6.90

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.14– 0.14	94	6.3	$0.14	94	$0.14
$ 0.30– 0.30	32	4.4	$0.30	32	$0.30
$ 0.64– 0.91	1,932	7.1	$0.65	1,865	$0.65
$ 1.01– 1.50	328	7.3	$1.26	218	$1.22
$ 1.52– 2.24	1,445	8.7	$1.79	1,366	$1.80
$ 2.33– 3.47	2,394	7.8	$2.88	2,394	$2.88
$ 3.51– 4.84	311	6.8	$4.06	311	$4.06
$ 5.61– 8.00	783	7.6	$6.52	783	$6.52
$ 9.28–11.88	21	4.7	$10.51	21	$10.51
$15.63–18.00	14	6.9	$17.81	14	$17.81
$24.79–30.00	14	7.2	$29.22	14	$29.22
$48.44–48.44	12	7.2	$48.44	12	$48.44

	7,380	7.7	$2.58	7,124	$2.63

During the years ended December 31, 2002, 2001 and 2000, we recorded unearned compensation expense of approximately zero, zero and $4.1 million, respectively, related to the issuance of stock options. The amount recorded in the year ended December 31, 2000 included $2.0 million associated with our acquisition of White Spider. These expenses are being amortized over a period of four years from the date of issuance using the “multiple option” approach prescribed by FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Reward Plans.” For the years ended December 31, 2002, 2001 and 2000, amortization of unearned compensation expense related to these options of approximately $1.6 million, $2.7 million and $6.3 million was allocated among cost of revenues, sales and marketing, research and development and general and administrative for all periods presented.

Had compensation cost for our stock-based compensation awards been determined based on the minimum value at the grant dates as prescribed by SFAS No. 123, our net loss would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(32,321)	$(42,262)	$(35,356)
Pro forma	$(42,354)	$(50,463)	$(45,041)
Basic and diluted net loss per share:
As reported	$(0.59)	$(0.86)	$(1.05)
Pro forma	$(0.77)	$(1.02)	$(1.34)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 123, the minimum value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected lives in years:
Stock options	2.7	2.4	5.0
Employee stock purchase plan	0.5	0.5	0.5
Risk free interest rates:
Stock options	2.92%	3.90%	6.10%
Employee stock purchase plan	1.64%	3.90%	5.80%
Volatility:
Stock options	103%	105%	115%
Employee stock purchase plan	103%	105%	65%
Dividend yield	0%	0%	0%

The weighted average fair value of these options granted in 2002, 2001 and 2000 was $1.51, $1.80 and $6.90, respectively.

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

NOTE 19—WARRANTS:

On August 12, 2002, we entered into an agreement IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock. The exercise price is set at $2.25 per share. The warrants expire on August 12, 2007. The warrants were valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84 per share. The value of the warrants is recorded as a prepaid expense, and will be offset against revenue on future IBM revenue generating transactions.

We issued warrants to Accenture plc to purchase up to 0.6 million shares of common stock. The warrant will vest based on achieving designated sales targets. As of December 31, 2002, no warrants had vested. The exercise price is set at $7.05 per warrant. The warrants expire on September 4, 2006. The warrants will be valued based on the fair market value of our common stock upon Accenture achieving the revenue targets and the measured amount will be recorded as sales and marketing.

In conjunction with the Prime Response acquisition, we assumed 1.1 million warrants issued to Accenture plc and General Atlantic Partners. The warrants were included as part of the purchase price of Prime Response at the date of the acquisition.

NOTE 20—EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

We sponsor a 401(k) Savings Plan for our full-time employees. Under the 401(k) Plan, each participant may elect to contribute up to 15% of their pre-tax compensation. We match employee contributions at a rate of 50%.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee contributions are fully vested, whereas vesting in Chordiant’s matching contributions occurs at a rate of 33.3% per year of employment. Our contributions to the 401(k) Plan totaled approximately $577,000, $358,000 and $143,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Defined Contribution Plan

We also sponsor a defined contribution pension plan for the employees of our United Kingdom sales office. Under the pension plan, employees of the United Kingdom sales office may elect to contribute 5% of their pre-tax compensation. Our contributions to the pension plan totaled approximately $789,000, $599,000 and $312,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the 1999 employee stock purchase plan (the “ESPP”) was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of our Common Stock on every February 15th and August 15th, for a total 24-month term. A new ESPP scheme commences each 6-month anniversary. An employee may participate in one ESPP scheme at any one time. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The amount that may be offered pursuant to this plan is approximately 4,014,000 shares. In 2002, 2001 and 2000, approximately 1,341,000, 555,000 and 118,000 shares were purchased under the ESPP at weighted average prices of $1.40, $2.35 and $8.13, respectively. The amount reserved under the plan will automatically increase each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the ESPP during the prior twelve-month period. However, the automatic increase is subject to reduction by the Board of Directors.

NOTE 21—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

	Year Ended December 31, 2002				Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,808	$15,075	$18,901	$17,067	$13,385	$18,974	$20,891	$24,214
Gross profit	12,591	7,907	11,658	9,738	7,419	10,112	10,572	14,581
Net loss	(8,209)	(10,548)	(4,968)	(8,596)	(9,693)	(12,700)	(10,519)	(9,350)
Net loss per share: basic and diluted	$(0.15)	$(0.19)	$(0.09)	$(0.15)	$(0.25)	$(0.25)	$(0.20)	$(0.17)

NOTE 22—SUBSEQUENT EVENTS:

Line of credit

Our line of credit with Comerica Bank which is comprised of an accounts receivable line and an equipment line expired on October 15, 2002. We received a 60-day extension and then another 30-day extension on our line of credit. We have negotiated a new two-year credit facility that will be effective from March 28, 2003 and have amended our financial covenants to amounts that we believe will allow for compliance.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the new line of credit, our assets collateralize borrowings under both elements, require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and certain other covenants. While there were no borrowings outstanding at December 31, 2002 under either the previous accounts receivable or the equipment lines of credit we were not in compliance with the net worth covenant under the agreement. We have received a waiver of covenant non-compliance.

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances will be available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%.

Litigation

In February 2003, the United States District Court for the Southern District of New York issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other company defendants, and denying the motion to dismiss the 10(b) claims described in Note 9 against Chordiant and many of the company defendants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, insofar as it relates to our directors and officers, will be contained under the captions “Directors and Executive Officers of the Registrant” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement with respect to our 2002 Annual Meeting of Stockholders (the “Proxy Statement”), and is hereby incorporated by reference thereto.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Proxy Statement under the caption “Executive Compensation,” and is hereby incorporated by reference thereto.

ITEM 12.	SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership by Certain Beneficial Owners and Management,” and is hereby incorporated by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Party Transactions,” and is hereby incorporated by reference thereto.

ITEM 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing of this Annual Report on Form 10-K (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

(c)  Limitations on the effectiveness of controls

The company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.	Index to Financial Statements

Please see the accompanying Index to Financial Statements, which appears on page 50 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 50 of this report are included in Item 8 above.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts
2002	$208	$554	$581	$181
2001	$195	$13	$—	$208
2000	$724	$—	$529	$195
Deferred tax asset valuation allowance
2002	$57,937	$7,184	$—	$65,121
2001	$30,781	$27,156	$—	$57,937
2000	$22,500	$8,281	$—	$30,781

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement or notes thereto.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on March 28, 2003.

CHORDIANT SOFTWARE, INC.

By:	/s/ STEPHEN KELLY
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

Signature	Title	Date

/s/ STEPHEN KELLY Stephen Kelley	Chief Executive Officer and Principal Executive Officer	March 28, 2003

/s/ STEVE G. VOGEL Steve G. Vogel	Chief Financial Officer, Chief Accounting Officer, Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ SAMUEL T. SPADAFORA Samuel T. Spadafora	Chairman of the Board	March 28, 2003

/s/ KATHRYN C. GOULD Kathryn C. Gould	Director	March 28, 2003

/s/ DAVID SPRINGETT David Springett	Director	March 28, 2003

/s/ WILLIAM FORD William Ford	Director	March 28, 2003

George Reyes	Director

/s/ WILLIAM RADUCHEL William Raduchel	Director	March 28, 2003

CERTIFICATIONS

I, Stephen Kelly, certify that:

1.  I have reviewed this annual report on Form 10-K of Chordiant Software, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEPHEN KELLY
Stephen Kelly President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

I, Steve G. Vogel, certify that:

1.  I have reviewed this annual report on Form 10-K of Chordiant Software, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVE G. VOGEL
Steve G. Vogel Chief Financial Officer

Date: March 28, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 99.1 with Chordiant’s Current Report on Form 8-K (No. 000-29357) filed on August 3, 2000 and incorporated herein by reference).

2.2

Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc. (included as Annex A to the joint proxy statement/prospectus filed with Amendment No. 1 to Chordiant’s Registration Statement on Form S-4 (No. 333-54856) filed on February 26, 2001 and incorporated herein by reference).

2.3

Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant’s Current Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.3

Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment No. 2 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on February 7, 2000 and incorporated herein by reference).

4.2

Amended and Restated Registration Rights Agreement, dated as of September 28, 1999 (filed as Exhibit 4.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

4.3

Subordinated Registration Rights Agreement, dated July 19, 2000, by and among Chordiant Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 4.3 with Chordiant’s Registration Statement on Form S-4 (No. 333-54856) filed on February 2, 2001 and incorporated herein by reference).

4.4

Registration Rights Agreement, dated May 17, 2001, by and between Chordiant Software, Inc. and ActionPoint, Inc. (filed as Exhibit 4.4 to Chordiant’s Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference).

10.1*

1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.2*	1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3*

1999 Non-Employee Directors’ Plan and Form of Stock Option Agreement (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

Exhibit Number	Description
10.4*	2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with Chordiant’s S-8 Registration Statement (No. 333-42844) filed on August 2, 2000 and incorporated herein by reference).

10.5*

White Spider Software, Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 with Chordiant’s Current Report on Form S-8 (No. 333-49032) filed on October 31, 2000 and incorporated herein by reference).

10.6*

Form of Notice of the White Spider Software, Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.2 with Chordiant’s Current Report on Form S-8 (No. 333-49032) filed on October 31, 2000 and incorporated herein by reference).

10.7

Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.5 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.8+

Forte Software, Inc. Value-Added Reseller License and Services Agreement, dated October 30, 1998 (filed as Exhibit 10.6 with Amendment No. 4 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on February 14, 2000 and incorporated herein by reference).

10.9

Software License Agreement, dated July 11, 1998, between Electronic Data Systems Corporation and Chordiant Software, Inc. (filed as Exhibit 10.7 with Amendment No. 4 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on February 14, 2000 and incorporated herein by reference).

10.10*

Employment Letter Agreement of Samuel T. Spadafora, dated April 24, 998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora (filed as Exhibit 10.8 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.11*

Form of Promissory Note in favor of Chordiant Software, Inc., executed by certain officers and directors in connection with the exercise of options (filed as Exhibit 10.11 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.12*

Form of Stock Pledge Agreement by and between Chordiant Software, Inc. and certain officers and directors in connection with the exercise of options (filed as Exhibit 10.12 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.13

Amended and Restated Loan and Security Agreement, dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank (filed as Exhibit 10.14 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.14

First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank (filed as Exhibit 10.15 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.15*

Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.16 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.16*

Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Sam Spadafora (filed as Exhibit 10.17 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.17*

Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Steve Vogel (filed as Exhibit 10.18 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

Exhibit Number	Description
10.18*

Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Don Morrison (filed as Exhibit 10.19 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.19*

Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc. (filed as Exhibit 10.20 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.20

Stock Purchase Agreement, dated April 1, 2002, by and between Chordiant Software, Inc. and Canadian Imperial Holdings, Inc. (filed as Exhibit 10.21 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.21*

Change of Control Agreement, dated November 15, 2001, by and between Chordiant Software, Inc. and Jeremy Coote (filed as Exhibit 10.22 to Chordiant’s Quarterly Report on Form 10-Q filed on August 13, 2002 and incorporated herein by reference).

10.22*

Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Donald J. Morrison (filed as Exhibit 10.23 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.23*

Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.24 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.24*	Form of CEO and CFO Restricted Stock Agreement Purchase Agreement, dated October 10, 2002, by and between Chordiant Software, Inc. and Steve Vogel.

10.25*	Form of CEO and CFO Restricted Stock Agreement Purchase Agreement, dated October 10, 2002, by and between Chordiant Software, Inc. and Stephen Kelly.

10.26*	Amendment to Change of Control Agreement, dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen Kelly.

10.27*	Amendment to Change of Control Agreement, dated January 11, 2003, by and between Chordiant Software, Inc. and Don Morrison.

10.28*	Amendment to Change of Control Agreement, dated January 20, 2003, by and between Chordiant Software, Inc. and Steve Vogel.

21.1	Subsidiaries of Chordiant Software, Inc.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (set forth on signature page).

99.1++	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.
++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.