Form 10-Q
period 2003-03-31
CHORDIANT SOFTWARE INC
filed 2003-05-15
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's common stock outstanding as of May 5, 2003 was 63,644,598.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,232	$30,731
Short-term investments and restricted cash	3,739	9,245
Accounts receivable, net	14,270	15,343
Prepaid expenses and other current assets	3,566	3,162

Total current assets	51,807	58,481
Restricted cash	1,500	1,500
Property and equipment, net	4,299	5,069
Goodwill, net	24,874	24,874
Intangible assets, net	4,085	4,975
Other assets	1,383	1,788

Total assets	$87,948	$96,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$2,479	$1,114
Accounts payable	5,003	5,936
Accrued expenses	7,207	9,450
Accrued restructuring	3,626	4,557
Deferred revenue	13,522	15,990

Total current liabilities	31,837	37,047
Deferred revenue, long-term	7,129	8,532
Borrowings, long-term	1,594	136
Other liabilities	140	161

Total liabilities	40,700	45,876

Stockholders' equity:
Common stock	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	230,808	230,192
Notes receivable from stockholders	--	(496)
Deferred stock-based compensation	(4,699)	(6,750)
Accumulated deficit	(179,449)	(172,503)
Accumulated other comprehensive income	865	645

Total stockholders' equity	47,248	50,811

Total liabilities and stockholders' equity	$87,948	$96,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002
Revenues:
License	$4,138	$11,085
Service	9,677	11,723

Total revenues	13,815	22,808

Cost of revenues:
License	261	566
Service	5,926	9,554
Non-cash compensation expense	464	97

Total cost of revenues	6,651	10,217

Gross profit	7,164	12,591

Operating expenses:
Sales and marketing:
Non-cash compensation expense	414	136
Other sales and marketing	6,016	9,114
Research and development:
Non-cash compensation expense	495	197
Other research and development	4,070	4,935
General and administrative:
Non-cash compensation expense	466	86
Other general and administrative	1,560	2,190
Amortization of intangible assets	890	825
Restructuring expense	--	3,558

Total operating expenses	13,911	21,041

Loss from operations	(6,747)	(8,450)

Interest expense	(47)	(4)
Other income (expense), net	(152)	245

Net loss	$(6,946)	$(8,209)

Net loss per share:
Basic and diluted	$(0.12)	$(0.15)

Weighted average shares used in computing net loss per share - basic and diluted	57,210	53,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(6,946)	$(8,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	943
Amortization of intangibles	890	825
Stock-based compensation expense	1,839	516
Provision for doubtful accounts	--	174
Loss on disposal of assets	2	--
Changes in assets and liabilities:
Accounts receivable	1,073	(3,496)
Prepaid expenses and other current assets	(404)	(204)
Other assets	405	139
Accounts payable	(933)	(190)
Accrued expenses	(2,130)	(355)
Accrued restructuring	(931)	2,764
Deferred revenue	(3,871)	758
Other liabilities	(21)	(698)

Net cash used in operating activities	(10,249)	(7,033)

Cash flows from investing activities:
Property and equipment purchases	(20)	(245)
Proceeds from disposal of property and equipment	15	--
Purchases of short-term investments	(576)	--
Proceeds from sales and maturities of short-term investments	6,082	10,800

Net cash provided by investing activities	5,501	10,555

Cash flows from financing activities:
Exercise of stock options	36	1,408
Proceeds from issuance of common stock for Employee Stock Purchase Plan	674	973
Proceeds from borrowings	3,491	444
Repayment of notes receivable	496	--
Repayment of borrowings	(668)	--

Net cash provided by financing activities	4,029	2,825

Effect of exchange rate changes	220	(120)

Net increase (decrease) in cash and cash equivalents	(499)	6,227

Cash and cash equivalents at beginning of period	30,731	27,068

Cash and cash equivalents at end of period	$30,232	$33,295

Supplemental noncash activities:
Common stock issued for stockholder notes	$--	$496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Principles of consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the allowance for doubtful accounts, valuation of deferred tax assets, restructuring costs and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our product so that the software performs as the customer requests. For contracts involving significant implementation or customization essential to the functionality of our product, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date." We define the "go-live date" as the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts not involving significant implementation or customization essential to the functionality of our product, we recognize license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition.".

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

We recognize revenue for post-contract customer support ratably over the support period, generally one year. Our training and consulting services revenues are recognized as such services are performed.

Restricted cash

At March 31, 2003 and December 31, 2002, we had a balance of $1.5 million in the form of short-term investments, which were restricted from withdrawal.  The balance is classified in long-term other assets and serves as a security deposit in a post-contract customer support revenue transaction. At March 31, 2003 and December 31, 2002, we also had a interest bearing letter-of-credit for $0.4 million securing a leased facility classified in short-term investments.

Stock-based Compensation

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We generally grant stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of income. Had we have recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, our net income and earnings per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

(in thousands, except per share data)	Three Months Ended
	March 31, 2003	March 31, 2002

Net loss -- as reported	$(6,946)	$(8,209)
Less: Stock-based employee compensation expense, net of related tax effects	(1,065)	(3,419)

Net loss -- proforma	(8,011)	(11,628)

Basic and diluted net loss per share -- as reported	$(0.12)	$(0.15)

Basic and diluted net loss per share -- proforma	$(0.14)	$(0.22)

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We deposit cash, cash equivalents and short-term investments with financial institutions that we believe are credit worthy. Our accounts receivable are derived from revenues earned from customers principally located in the Americas and Europe. We perform ongoing credit evaluations of our customers' financial condition and, generally, we do not require collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Three Months Ended

	March 31, 2003	March 31, 2002
Barclays	22%	--
H3G	--	24%
Lloyds TSB	--	22%
EDS	--	11%

At March 31, 2003, Barclays accounted for approximately 31% of accounts receivable.  At December 31, 2002, Barclays accounted for approximately 38% of accounts receivable.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," in August 2001 and also SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. The adoption of these statements did not have a significant impact on our consolidated financial position or results of operations.

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

 Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this statement did not have a significant impact on our consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," and requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002 and have been implemented in our financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively.  We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a significant impact on our consolidated financial position or statement of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not currently have any variable interest entities and, accordingly, the adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

NOTE 4 - BALANCE SHEET COMPONENTS:

The main components of accounts receivable, net are as follows (in thousands):

	March 31, 2003	December 31, 2002

Accounts receivable, net:	(unaudited)
Accounts receivable	$13,508	$8,783
Unbilled receivables	918	6,741
Allowance for doubtful accounts	(156)	(181)

	$14,270	$15,343

Unbilled receivables relate to earned service revenues and licenses delivered that have not yet been billed and maintenance services for future periods that have been purchased by our customers, but have not yet been billed.

The main components of property and equipment, net, are as follows (in thousands):

	March 31, 2003	December 31, 2002

Property and equipment, net:	(unaudited)
Computer hardware (useful lives of 3 years)	$11,242	$11,312
Purchased internal-use software (useful lives of 3 years)	2,490	2,497
Furniture and equipment (useful lives of 3 to 7 years)	1,630	1,634
Leasehold improvements (shorter of 7 years or the term of the lease)	2,824	2,840

	18,186	18,283
Accumulated depreciation and amortization	(13,887)	(13,214)

	$4,299	$5,069

The main components of accrued expenses are as follows (in thousands):

	March 31, 2003	December 31, 2002

Accrued expenses:	(unaudited)
Accrued payroll and related expenses	$4,855	$8,570
Other accrued liabilities	2,352	880

	$7,207	$9,450

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	March 31, 2003 (unaudited)			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(1,255)	$1,119	$2,374	$(1,059)	$1,315
Purchased technologies	7,162	(4,646)	2,516	7,162	(4,050)	3,112
Customer list	190	(64)	126	190	(48)	142
Tradenames	982	(658)	324	982	(576)	406

	$10,708	$(6,623)	$4,085	$10,708	$(5,733)	$4,975

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies-one and one half to three years; purchased technologies-three years; tradenames-three years; customer list-three years. Aggregate amortization expense for intangible assets totaled $0.9 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. We expect amortization expense on purchased intangible assets to be $2.7 million for the remaining nine months in fiscal 2003, $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 5 - RESTRUCTURING:

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

Workforce reduction

The restructuring program resulted in the reduction of 108 regular employees. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction charge of approximately $3.8 million for the year ended December 31, 2002 relating to severance and benefits.

Consolidation of excess facilities

We accrued for lease costs of $2.8 million during 2002 pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This charge included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $0.7 million. The consolidation of excess facilities represents an annual saving of approximately $0.2 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Non-cash	--	(113)	(113)
Cash paid	(85)	(733)	(818)

Reserve balance at March 31, 2003	$3,281	$345	$3,626

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of March 31, 2003, $3.6 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.  During the three months ended March 31, 2003, there was no restructuring charge or accrual adjustment.

NOTE 6 - BORROWINGS:

Notes payable

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand, Inc.  Interest rates range from 12.86% to 15.61%.  The notes are due at various times from 2003 through 2004.

In February 2003, we entered into a note payable agreement for our Directors' & Officers' ("D&O") insurance policy totaling $1.0 million.  The interest rate is 6% and principal and interest payments on the note payable will be made on a monthly basis through October 2003.  As of March 31, 2003, the outstanding note payable balance related to the D&O insurance policy was $0.7 million.

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

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank's prime rate plus 0.5%. Advances will be available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%.  As of March 31, 2003, we had borrowed $2.5 million against the equipment line of credit.  At March 31, 2003, we were in compliance with the respective debt covenants.

We have no material commitments for capital expenditures or strategic commitments and we anticipate a low rate of capital expenditures. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

NOTE 7 - LITIGATION:

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering ("IPO") and hundreds of other companies, individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

 In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant's officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other company defendants and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the company defendants. Chordiant believes that this lawsuit is without merit and intends to defend against it vigorously.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Future payments due under debt and lease obligations as of March 31, 2003 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2003	$2,058	$2,604	$(415)	$4,247
Fiscal 2004	1,144	2,846	(438)	3,552
Fiscal 2005	750	2,004	(143)	2,611
Fiscal 2006	--	2,144	--	2,144
Fiscal 2007	--	1,868	--	1,868
Thereafter	--	4,468	--	4,468

Total	$3,952	$15,934	$(996)	$18,890

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: January 1, 2003 to June 30, 2003: (British Pounds) 996,000; July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 429,300, for a total of (British Pounds) 2.4 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of March 31, 2003, the early termination fee was approximately (British Pounds) 405,000.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003.  Accordingly, we have no liabilities recorded for these liabilities as of March 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

NOTE 9 - RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the "Notes") of $496,000. The Notes were full-recourse secured by the underlying stock. The Notes were due in February and March of 2003 and accrued interest between 6.0% and 6.5% per annum, which was deemed market rates for the individuals. Both notes were paid in full during the quarter ended March 31, 2003.

NOTE 10 - NET LOSS PER SHARE:

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net loss available to common stockholders	$(6,946)	$(8,209)

Weighted average common stock outstanding	62,670	53,711
Weighted average common stock subject to repurchase	(5,460)	(11)

Denominator for basic and diluted net loss per share calculation	57,210	53,700

Net loss per share - basic and diluted	$(0.12)	$(0.15)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is antidilutive (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002

Warrants outstanding	1,850	1,650
Employee stock options	2,687	8,752
Common stock subject to repurchase	5,460	11

	9,997	10,413

NOTE 11 - COMPREHENSIVE LOSS:

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net loss	$(6,946)	$(8,209)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	220	(120)

Comprehensive loss	$(6,726)	$(8,329)

For the three months ended March 31, 2003 and 2002, amortized costs of available-for-sale investments approximated their fair values due to their short maturities.  As such, unrealized gains or losses on available-for-sale investments were insignificant for the three months ended March 31, 2003 and 2002.

NOTE 12 - SEGMENT INFORMATION:

Based on the information that our chief operating decision maker reviews for assessing performance and allocating resources, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $2.1 million and $9.8 million for the three months ended March 31, 2003 and 2002, respectively.  License revenues for application products were approximately $2.0 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues for enterprise solutions were approximately $7.2 million and $8.8 million for the three months ended March 31, 2003 and 2002, respectively.  Service revenues for application products were approximately $2.5 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002

Americas	$2,071	$2,865
Europe (principally United Kingdom)	11,695	19,713
Other	49	230

	$13,815	$22,808

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):
	March 31, 2003	December 31, 2002

Americas	$2,392	$2,867
Europe (principally United Kingdom)	1,905	2,198
Other	2	4

	$4,299	$5,069

NOTE 13 - SUBSEQUENT EVENTS:

Restructuring

On April 7, 2003, we implemented a workforce reduction intended to align our cost base with our expected operating performance. We expect to recognize a restructuring charge to operations of approximately $1 million in the second quarter ending June 30, 2003 as a result. The restructuring charge will be comprised of severance and associated employee termination costs and asset write-downs. The costs associated with the reduction of our workforce will be paid during our second and third quarters of 2003. As part of the restructuring, we have reduced our workforce by approximately 30 employees or approximately 10% of our total workforce across all functional areas.  As we continue to monitor our operating expenses and strategize for the future, further expense reductions may become necessary to improve operating performance, including further reductions of our workforce in nonperforming regions.

Stock option exchange  program

As part of the stock option exchange program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees who elected to cancel eligible options in exchange for new options to be granted six (6) months and one (1) day following the the cancellation of the eligible options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2002 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Chordiant Software, Inc. ("Chordiant") is an enterprise software vendor that offers a transactional customer system for global consumer companies that seek to improve the quality of customer interactions and to reduce costs through increased employee productivity and process efficiencies. Chordiant concentrates on serving global customers in retail financial services, communications and consumer direct industries.

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

Service revenues as a percentage of total revenues were 70% and 51% for the three months ended March 31, 2003 and 2002, respectively.  We expect that service revenues will continue to represent over 40% of our total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the three months ended March 31, 2003 and 2002, revenues were principally derived from customer accounts in the Americas and Europe (principally the United Kingdom). For the three months ended March 31, 2003 and 2002, international revenues were $11.7 million and $19.9 million, or approximately 85% and 87% of our total revenues, respectively.  We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

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

Our international revenue growth rate has continued to outpace our United States revenue growth rate. We feel this has occurred because our leadership and market presence has been very strong internationally, particularly in the United Kingdom.

We have experienced a lengthening of our customers' contract cycle and have taken that issue into account for our forecasting model.  We expect this trend to continue so long as the economic environment for enterprise software remains weak.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our full-time employees decreased from 328 at December 31, 2002, to 313 at March 31, 2003, representing a decrease of approximately 5%.

On April 7, 2003, we implemented a workforce reduction intended to align our cost base with our expected operating performance. We expect to recognize a restructuring charge to operations of approximately $1 million in the second quarter ending June 30, 2003 as a result. The restructuring charge will be comprised of severance and associated employee termination costs and asset write-downs. The costs associated with the reduction of our workforce will be paid during our second and third quarters of 2003. As part of the restructuring, we have reduced our workforce by approximately 30 employees or approximately 10% of our total workforce across all functional areas.  As we continue to monitor our operating expenses and strategize for the future, further expense reductions may become necessary to improve operating performance, including further reductions of our workforce in nonperforming regions.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

	Three Months Ended

	March 31, 2003	March 31, 2002
Revenues:
License	30%	49%
Service	70	51

Total revenues	100	100

Cost of revenues:
License	2	2
Service	43	42
Non-cash compensation expense	3	--

Total cost of revenues	48	44

Gross profit	52	56

Operating expenses:
Sales and marketing:
Non-cash compensation expense	3	1
Other sales and marketing	44	40
Research and development:
Non-cash compensation expense	4	1
Other research and development	30	22
General and administrative:
Non-cash compensation expense	3	--
Other general and administrative	11	10
Amortization of intangible assets	6	4
Restructuring expense	--	16

Total operating expenses	101	94

Loss from operations	(49)	(38)

Interest expense	--	--
Other income (expense), net	(1)	1

Net loss	(50)%	(37)%

Comparison of the Three Months Ended March 31, 2003 and 2002

Revenues

License. Total license revenues decreased to $4.1 million for the quarter ended March 31, 2003 from $11.1 million, or approximately 63%, for the quarter ended March 31, 2002. License revenues for enterprise solutions decreased to $2.1 million for the quarter ended March 31, 2003 from $9.8 million, or approximately 78%, for the quarter ended March 31, 2002. License revenues for application products increased to $2.0 million for the quarter ended March 31, 2003 from $1.3 million, or approximately 53%, for the quarter ended March 31, 2002. The overall license revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they delayed and deferred spending decisions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, decreased to $9.7 million for the quarter ended March 31, 2003 from $11.7 million, or approximately 17%, for the quarter ended March 31, 2002. Service revenues for enterprise solutions decreased to $7.2 million for the quarter ended March 31, 2003 from $8.8 million, or approximately 19%, for the quarter ended March 31, 2002. Service revenues for application products decreased to $2.5 million for the quarter ended March 31, 2003 from $2.9 million, or approximately 13%, for the quarter ended March 31, 2002. The overall service revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they delayed and deferred spending decisions.

Cost of revenues

License. Cost of license revenues decreased to $0.3 million for the quarter ended March 31, 2003 from $0.6 million, or approximately 54%, for the quarter ended March 31, 2002. These costs resulted in license gross margins of approximately 94% and 95% for the quarters ended March 31, 2003 and 2002, respectively.  The aggregate cost of license revenues is in line with the decrease of our license revenue.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues decreased to $5.9 million for the quarter ended March 31, 2003 from $9.6 million, or approximately 38%, for the quarter ended March 31, 2002. These costs resulted in service gross margins of 34% and 18% for the quarters ended March 31, 2003 and 2002, respectively.  Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.

Operating Expenses

Sales and marketing. Sales and marketing expenses decreased to $6.4 million for the quarter ended March 31, 2003 from $9.3 million, or approximately 30%, for the quarter ended March 31, 2002. The decrease in these expenses were mainly attributable to a decrease of $2.4 million in personnel related expenses due to a decrease in headcount and commission expenses and a decrease of $0.8 million in marketing programs and professional services.  These decreases are partially offset by an increase of $0.3 million of non-cash compensation expense.

Research and development. Research and development expenses decreased to $4.6 million for the quarter ended March 31, 2003 from $5.1 million, or approximately 11%, for the quarter ended March 31, 2002. The decrease in these expenses were mainly attributable to a decrease of $0.6 million in personnel related expenses due to a decrease in headcount and bonus expenses and a decrease of $0.2 million in overhead allocations and professional services.  These decreases are partially offset by an increase of $0.3 million of non-cash compensation expense.

General and administrative. General and administrative expenses decreased to $2.0 million for the quarter ended March 31, 2003 from $2.3 million, or approximately 11%, for the quarter ended March 31, 2002.  The decrease in these expenses were mainly attributable to a decrease of $0.5 million in personnel related expenses due to a decrease in headcount and bonus expenses and a decrease of $0.2 million in professional services and other expenses.  These decreases are partially offset by an increase of $0.4 million of non-cash compensation expense.

Non-cash compensation expense. We recorded amortization of stock-based compensation expense of $0.2 million for the quarter ended March 31, 2003 compared to $0.5 million for the quarter ended March 31, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At March 31, 2003, approximately $1.3 million of stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program at the closing market price on that date. On October 4, 2002, we amended the Program to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the "CEO and CFO Agreement"), which includes specific vesting provisions based on achieving certain performance goals. 11,668,875 options were subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still with the Company were replaced six (6) months and one (1) day following expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program.

In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25" and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance.  For the quarter ended March 31, 2003, $1.6 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The total stock-based compensation expense by operating expense is described as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Cost of revenues	$464	$97
Sales and marketing	414	136
Research and development	495	197
General and administrative	466	86

Total	$1,839	$516

Amortization of intangibles. Amortization of intangibles was $0.9 million for the quarter ended March 31, 2003 compared to $0.8 million for the quarter ended March 31, 2002.  The increase in amortization of intangibles is due to the amortization of additional intangible assets acquired as part of the acquisition OnDemand, Inc. in April 2002 .

Other Income (Expense), net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Other income (expense), net, decreased to $(0.2) million for the quarter ended March 31, 2003 from $0.2 million for the quarter ended March 31, 2002.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates and the write-off of a long outstanding acquisition-related balance.

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

Liquidity and Capital Resources

Our cash, cash equivalents, restricted cash and short-term investments consist principally of money market funds, municipal bonds, and marketable equity securities, which totaled $34.0 million at March 31, 2003. All of our short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of operations.

Net cash used by operating activities was $10.2 million for the quarter ended March 31, 2003. Net cash used by operating activities in the quarter ended March 31, 2003 resulted primarily from our net loss adjusted for changes in assets and liabilities and non-cash charges for depreciation, amortization of intangibles and stock-based compensation expense.

Additional cash was used by a decrease of deferred revenue of $3.9 million, a decrease of accrued expenses and accrued restructuring of $3.1 million and a decrease of accounts payable of $0.9 million.  Additional cash was provided by a decrease in accounts receivable of $1.1 million.

Net cash provided by investing activities was $5.5 million for the quarter ended March 31, 2003. Net cash provided by investing activities resulted primarily from proceeds from sales and maturities of short-term investments, net of purchases of short-term investments.

Net cash provided by financing activities was $4.0 million during the quarter ended March 31, 2003. Net cash provided by financing activities resulted primarily from proceeds from the issuance of common stock related to the Employee Stock Purchase Plan of $0.7 million and borrowings of $3.5 million related mainly to fixed asset financing.

At March 31, 2003, we had a balance of $1.5 million in the form of short-term investments, which were restricted from withdrawal and is now classified in long-term other assets on our balance sheet. The balance serves as a security deposit in a revenue transaction. At March 31 ,2003, we also had a interest bearing letter-of-credit for $0.4 million securing a leased facility classified in short-term investments.

Notes payable

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand, Inc.  Then interest rates range from 12.86% to 15.61%.  The notes are due at various times from 2003 through 2004.

In February 2003, we entered into a note payable agreement for our Directors' & Officers' ("D&O") insurance policy totaling $1.0 million.  The interest rate is 6% and principal and interest payments on the note payable will be made on a monthly basis through October 2003.  As of March 31, 2003, the outstanding note payable balance related to the D&O insurance policy was $0.7 million.

Revolving line of credit

Our line of credit with Comerica Bank which is comprised of two elements, an accounts receivable line and an equipment line, is effective from March 28, 2003.

Under the new line of credit, our assets collateralize borrowings under both elements, and we are required to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement.  Certain other covenants also apply.

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank's prime rate plus 0.5%. Advances will be available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%.  As of March 31, 2003, we had borrowed $2.5 million against the equipment line of credit.  At March 31, 2003, we were in compliance with the respective debt covenants.

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

Future Commitments

Future payments due under debt and lease obligations as of March 31, 2003 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2003	$2,058	$2,604	$(415)	$4,247
Fiscal 2004	1,144	2,846	(438)	3,552
Fiscal 2005	750	2,004	(143)	2,611
Fiscal 2006	--	2,144	--	2,144
Fiscal 2007	--	1,868	--	1,868
Thereafter	--	4,468	--	4,468

Total	$3,952	$15,934	$(996)	$18,890

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: January 1, 2003 to June 30, 2003: (British Pounds) 996,000; July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 429,300, for a total of (British Pounds) 2.4 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of March 31, 2003, the early termination fee was approximately (British Pounds) 405,000.

Restructuring

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

Consolidation of excess facilities

We accrued for lease costs of $2.8 million during 2002 pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This charge included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $0.7 million. The consolidation of excess facilities represents an annual saving of approximately $0.2 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Non-cash	--	(113)	(113)
Cash paid	(85)	(733)	(818)

Reserve balance at March 31, 2003	$3,281	$345	$3,626

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of March 31, 2003, $3.6 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.  During the three months ended March 31, 2003, there was no restructuring charge or accrual adjustment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to estimates of percentage of completion on our service contracts, uncollectible receivables, investment values, intangible assets, restructuring costs and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

*	Revenue recognition, including estimating the total estimated days to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

*	Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

*	Restructuring costs; and

*	Determining functional currencies for the purposes of consolidating our international operations.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our product so that the software performs as the customer requests. For contracts involving significant implementation or customization essential to the functionality of our product, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date." We define the "go-live date" as the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date or if the project has not reached the go-live date under the percentage of completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts not involving significant implementation or customization essential to the functionality of our product, we recognize license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition."

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

We recognize revenue for post-contract customer support ratably over the support period, generally one year.  Our training and consulting services revenues are recognized as such services are performed.

Allowance for doubtful accounts and accruals for litigation

We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $14.3 million, net of allowance for doubtful accounts of $0.2 million as of March 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Restructuring costs

During fiscal 2002, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation

We have several foreign subsidiaries which together accounted for approximately 76% of our revenues, 41% of our assets and 69% of our total liabilities as of December 31, 2002.

In preparing our condensed consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of approximately $0.2 million which were included as part of accumulated other comprehensive income  within our balance sheet at March 31, 2003.

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

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and also SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. The adoption of these statements did not have a significant impact on our consolidated financial position or results of operations.

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

 Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this statement did not have a significant impact on our consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," and requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002 and have been implemented in our financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively.  We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The following is a summary of our agreements that we have determined are within the scope of FIN 45.

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003.  Accordingly, we have no liabilities recorded for these liabilities as of March 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not currently have any variable interest entities and, accordingly, the adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns and vendor viability concerns continue to make the closing of license transactions to new and existing customers difficult.

Our revenues fell in 2002. Our revenues will continue to decrease in 2003 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new license transactions without some assurance that the vendors will continue to operate and that the economy both in the customer's home country and worldwide will have some economic and political stability. The issues of vendor viability and geopolitical instability will continue to make closing license transactions difficult. Our ability to enter into new license transactions also directly affects our ability to create additional consulting services and maintenance revenues, which we also depend on.

While we anticipate reaching an income statement break-even position during 2003, we expect to continue to incur losses and use cash and may not achieve or maintain profitability. In addition, we may continue to reduce our cash balance, which would cause our stock price to decline.

We incurred losses of $6.9 million and $8.2 million for the quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had an accumulated deficit of $179.4 million. We expect to continue to incur losses during the next fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can achieve this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability. Cash and cash equivalents, short-term investments and restricted cash at March 31, 2003 and December 31, 2002 was $34.0 million and $40.0 million, respectively.

Because a small number of customers account for a substantial portion of our revenues, our revenues are dependent upon our ability to continue to win large contracts with new and existing customers.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the quarter ended March 31, 2003, Barclays accounted for 22% of our total revenues. For the quarter ended March 31, 2002, Hutchinson 3 G, Lloyds TSB and EDS accounted for 24%, 22% and 11% of our total revenues, respectively. While our size has increased and customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Our revenue as a percentage of deferred revenue is declining, which may reduce our forecasting accuracy resulting in investor disappointment and resulting stock price reductions.

Historically, a large amount of license revenue flowed through deferred revenue. For the quarters ended March 31, 2003 and 2002, 50% and 40%, respectively, of license revenue was derived from deferred revenue. Less reliance on deferred revenue requires the licensing of software that does not involve significant implementation or customization essential to its functionality. If we are unable to increase license revenues from products that do not involve significant implementation or customization essential to its functionality, we may miss our revenue forecasts, which may cause our stock price to decline.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

For the quarter ended March 31, 2003, international revenues were $11.7 million or approximately 85% of our total revenues. For the quarter ended March 31, 2002, international revenues were $19.9 million or approximately 87% of our total revenues. We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

*	Difficulties in managing our widespread operations;
*	Difficulties in hiring qualified local personnel;
*	Seasonal fluctuations in customer orders;
*	Longer accounts receivable collection cycles;
*	Expenses associated with products used in foreign markets;
*	Currency fluctuation and hedging activities; and
*	Economic downturns in international economies.

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

Increased competition in our markets could result in price reductions, reduced gross margins and loss of market share, any one of which could reduce our future revenues and liquidity. The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. As discussed above, we consider our primary competition to be from internal development, custom systems integration projects and application software competitors. In particular, we compete with:

*	Internal information technology departments: in-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.
*	Point application vendors: we compete with providers of stand-alone point solutions for web-based customer relationship management and traditional client/server-based, call-center service customer and sales-force automation solution providers.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

*	Size and timing of individual license transactions;
*	Delay or deferral of customer implementations of our products;
*	Lengthening of our sales cycle;
*	Further deterioration and changes in domestic and foreign markets and economies;
*	Success in expanding our global services organization, direct sales force and indirect distribution channels;
*	Timing of new product introductions and product enhancements;
*	Appropriate mix of products licensed and services sold;
*	Levels of international transactions;
*	Activities of and acquisitions by competitors;
*	Product and price competition; and
*	Our ability to develop and market new products and control costs.

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

Based on certain accounting standards involving stock compensation, we will incur variable accounting costs related to the issuance of restricted stock and stock options, including those associated with our stock option cancellation/re-grant program. Accounting standards require us to remeasure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods. Refer to the discussions under the caption "Non-Cash Compensation Expenses" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-Q.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering ("IPO") violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

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

Sales of our products and services in three large markets-financial and insurance services, travel and leisure and telecommunications-accounted for approximately 81% and 92% of our total revenues for the quarters ended March 31, 2003 and 2002, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2003. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

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

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows: January 1, 2003 to June 30, 2003: (British Pounds) 996,000; July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 429,300, for a total of (British Pounds) 2.4 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of March 31, 2003, the early termination fee was approximately (British Pounds) 405,000.

Because we have recently reduced the size of our workforce, we may not have the workforce necessary to support our platform of products, and if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could impact the development and sales of our products.

In 2002 and 2003, we reduced the size of our workforce and may carry out further reductions in the future. Our recent reductions were intended to align our operating expenses with our revenue expectations. However, these reductions or future reductions could have a negative impact on our operating performance because we may not have the workforce necessary to support the develop of additional products. Further, in the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

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

If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors such as:

*	Our ability to integrate our products with multiple platforms and existing or legacy systems;
*	Our ability to anticipate and support new standards, especially Internet and enterprise Java standards; and
*	The integration of additional software modules and third party software applications with our existing products.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2003 (in thousands):

	2003	Fair Value
Short-term investments and restricted cash	$3,739	$3,739
Average interest rates	2.664%

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

Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 85% and 87% of total revenues for the three months ended March 31, 2003 and 2002, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, one of our foreign subsidiaries holds cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency gains, net for the three months ended March 31, 2003 and 2002 were $0.1 million and zero, respectively.

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

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering ("IPO") and hundreds of other companies, individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

 In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant's officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other company defendants and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the company defendants. Chordiant believes that this lawsuit is without merit and intends to defend against it vigorously.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

 In March 2003, William Raduchel joined our board of directors and Kathryn Gould resigned from our board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On March 5, 2003, we filed a current report on Form 8-K announcing the appointment of William Raduchel to our board of directors and the resignation of Kathryn Gould from our board of directors.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

Chordiant Software, Inc.

(Registrant)

/s/ Steve G. Vogel

Steve G. Vogel
Senior Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

CERTIFICATIONS*

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Stephen Kelly
Chief Executive Officer

* A signed original of this written statement required by Section 906 has been provided to Chordiant and will be retained by Chordiant and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATIONS*

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Steve G. Vogel
Chief Financial Officer

* A signed original of this written statement required by Section 906 has been provided to Chordiant and will be retained by Chordiant and furnished to the Securities and Exchange Commission or its staff upon request.

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

4.4

Registration Rights Agreement, dated May 17, 2001, by and between Chordiant Software, Inc. and ActionPoint, Inc. (filed as Exhibit 4.4 to Chordiant's Annual Report on Form 10-K filed on March 29, 2002 and incorporated herein by reference).

4.5	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation ("IBM").

10.29*	Change of Control Agreement, dated April 24, 2003, by and between Chordiant Software, Inc. and Allen Swann.
24.1	Power of Attorney (set forth on signature page).
99.1++	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.
++	This certification "accompanies" the Annual Report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.