Form 10-Q
period 2003-06-30
CHORDIANT SOFTWARE INC
filed 2003-08-14
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's common stock outstanding as of August 5, 2003 was 63,382,873.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,718	$30,731
Short-term investments and restricted cash	1,097	9,245
Accounts receivable, net	18,711	15,343
Prepaid expenses and other current assets	4,263	3,162

Total current assets	54,789	58,481
Restricted cash	1,500	1,500
Property and equipment, net	3,728	5,069
Goodwill, net	24,874	24,874
Intangible assets, net	3,194	4,975
Other assets	1,350	1,788

Total assets	$89,435	$96,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$1,583	$1,114
Accounts payable	3,387	5,936
Accrued expenses	6,300	9,450
Accrued restructuring	3,847	4,557
Deferred revenue	20,588	15,990

Total current liabilities	35,705	37,047
Deferred revenue, long-term	6,286	8,532
Borrowings, long-term	1,215	136
Other liabilities	119	161

Total liabilities	43,325	45,876

Stockholders' equity:
Common stock	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	231,639	230,192
Notes receivable from stockholders	--	(496)
Deferred stock-based compensation	(4,004)	(6,750)
Accumulated deficit	(182,840)	(172,503)
Accumulated other comprehensive income	1,592	645

Total stockholders' equity	46,110	50,811

Total liabilities and stockholders' equity	$89,435	$96,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
License	$6,486	$6,038	$10,624	$17,122
Service	10,599	9,037	20,276	20,762

Total revenues	17,085	15,075	30,900	37,884

Cost of revenues:
License	319	488	580	1,055
Service	6,024	6,606	11,950	16,159
Non-cash compensation expense	314	74	778	171

Total cost of revenues	6,657	7,168	13,308	17,385

Gross profit	10,428	7,907	17,592	20,499

Operating expenses:
Sales and marketing:
Non-cash compensation expense	277	100	691	236
Other sales and marketing expense	4,717	8,305	10,733	17,419
Research and development:
Non-cash compensation expense	370	193	865	390
Other research and development expense	3,895	5,166	7,965	10,101
Purchased in-process research and development	--	997	--	997
General and administrative:
Non-cash compensation expense	512	74	978	160
Other general and administrative expense	1,950	1,935	3,510	4,126
Amortization of intangible assets	891	954	1,781	1,778
Restructuring expense	1,161	939	1,161	4,498

Total operating expenses	13,773	18,663	27,684	39,705

Loss from operations	(3,345)	(10,756)	(10,092)	(19,206)

Interest expense	(47)	(88)	(94)	(92)
Other income (expense), net	1	296	(151)	541

Net loss	$(3,391)	$(10,548)	$(10,337)	$(18,757)

Net loss per share:
Basic and diluted	$(0.06)	$(0.19)	$(0.18)	$(0.35)

Shares used in per share calculation:
Basic and diluted	58,567	54,756	57,894	54,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(10,337)	$(18,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,492	1,965
Amortization of intangibles	1,781	1,778
Non-cash compensation expense	3,312	957
Provision for doubtful accounts	21	554
Warrants issued to customers	21	--
Loss on disposal of assets	49	--
Purchased in-process research and development	--	997
Changes in assets and liabilities:
Accounts receivable	(3,389)	6,927
Prepaid expenses and other current assets	(1,101)	2,025
Other assets	438	(206)
Accounts payable	(2,549)	(1,133)
Accrued expenses	(3,150)	(3,125)
Accrued restructuring	(582)	3,510
Deferred revenue	2,352	(2,969)
Other liabilities	(42)	(699)

Net cash used in operating activities	(11,684)	(8,176)

Cash flows from investing activities:
Property and equipment purchases	(218)	(836)
Proceeds from disposal of property and equipment	18	88
Cash used for acquisition, net of cash acquired	--	(4,772)
Restricted cash	44	--
Purchases of short-term investments	(576)	(9,044)
Proceeds from sales and maturities of short-term investments	8,680	19,650

Net cash provided by investing activities	7,948	5,086

Cash flows from financing activities:
Exercise of stock options	58	1,463
Proceeds from issuance of common stock	--	3,029
Proceeds from issuance of common stock for employee stock purchase plan	674	981
Proceeds from borrowings	3,491	444
Repayment of notes receivable	496	--
Repayment of borrowings	(1,943)	(669)

Net cash provided by financing activities	2,776	5,248

Effect of foreign currency exchange rate changes	947	901

Net increase (decrease) in cash and cash equivalents	(13)	3,059

Cash and cash equivalents at beginning of period	30,731	27,068

Cash and cash equivalents at end of period	$30,718	$30,127

Supplemental noncash activities:
Common stock issued for stockholder notes	$--	$496

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our product. For contracts involving significant implementation or customization essential to the functionality of our product, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date." We define the "go-live date" as the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

For all sales we use either a signed license agreement or a binding purchase order as evidence of an arrangement. Sales through our third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the "sell-through" method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

We recognize revenue for post-contract customer support ratably over the support period, generally one year. Our training and consulting services revenues are recognized as such services are performed.

Restricted cash

At June 30, 2003 and December 31, 2002, we had a balance of $1.5 million in the form of short-term investments, which were restricted from withdrawal.  The balance is classified as long-term restricted cash and serves as a security deposit in a post-contract customer support revenue transaction. At June 30, 2003 and December 31, 2002, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

Stock-based Compensation

We have adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We generally grant stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of operations. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under our stock option plans and stock purchase plan, our net loss and loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):
	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss -- as reported	$(3,391)	$(10,548)	$(10,337)	$(18,757)
Add: Non-cash compensation expense included in reported net loss	314	309	414	694
Less: Non-cash compensation expense determined under fair value method	(662)	(3,623)	(1,727)	(7,042)

Net loss -- proforma	(3,739)	(13,862)	(11,650)	(25,105)

Basic and diluted net loss per share -- as reported	$(0.06)	$(0.19)	$(0.18)	$(0.35)

Basic and diluted net loss per share -- proforma	$(0.06)	$(0.25)	$(0.20)	$(0.46)

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

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Barclays	11%	--	16%	--
H3G	--	16%	--	20%
Lloyds TSB	--	--	--	15%
EDS	--	--	--	10%
Royal Bank of Scotland	28%	--	17%	--
USAA	--	19%	--	11%

At June 30, 2003, the total amount due to the Company from Royal Bank of Scotland and Canadian Imperial Bank of Commerce accounted for approximately 35% and 20% of accounts receivable, respectively.  At December 31, 2002, the total amount due to the Company from Barclays accounted for approximately 38% of accounts receivable.

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and also SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. The adoption of these statements did not have a significant impact on our consolidated financial position or results of operations.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively.  We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  the guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  We do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position or results of operations.

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

NOTE 4--BALANCE SHEET COMPONENTS (Unaudited):

The main components of accounts receivable, net are as follows (in thousands):

	June 30, 2003	December 31, 2002

Accounts receivable, net:
Accounts receivable	$11,140	$8,783
Unbilled receivables	7,727	6,741
Allowance for doubtful accounts	(156)	(181)

	$18,711	$15,343

Unbilled receivables relate to earned service revenues and licenses delivered that have not yet been billed and maintenance services for future periods that have been purchased by our customers, but have not yet been billed.

The main components of property and equipment, net are as follows (in thousands):

	June 30, 2003	December 31, 2002

Property and equipment, net:
Computer hardware (useful lives of 3 years)	$11,526	$11,312
Purchased internal-use software (useful lives of 3 years)	2,531	2,497
Furniture and equipment (useful lives of 3 to 7 years)	1,655	1,634
Leasehold improvements (shorter of 7 years or the term of the lease)	2,772	2,840

	18,484	18,283
Accumulated depreciation and amortization	(14,756)	(13,214)

	$3,728	$5,069

The main components of accrued expenses are as follows (in thousands):

	June 30, 2003	December 31, 2002

Accrued expenses:
Accrued payroll and related expenses	$5,480	$8,570
Other accrued liabilities	820	880

	$6,300	$9,450

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	June 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(1,451)	$923	$2,374	$(1,059)	$1,315
Purchased technologies	7,162	(5,243)	1,919	7,162	(4,050)	3,112
Customer list	190	(80)	110	190	(48)	142
Tradenames	982	(740)	242	982	(576)	406

	$10,708	$(7,514)	$3,194	$10,708	$(5,733)	$4,975

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies-one and one half to three years; purchased technologies-three years; tradenames-three years; customer list-three years. Aggregate amortization expense for intangible assets totaled $1.8 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively. We expect amortization expense on purchased intangible assets to be $1.8 million for the remaining six months in fiscal 2003, $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 5--RESTRUCTURING:

Restructuring Costs

During the three months ended June 30, 2003 and fiscal year 2002, several areas of the Company were restructured to reduce expenses and improve efficiency in order to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 30 regular employees during the three months ended June 30, 2003 and 108 regular employees during fiscal year 2002. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $1.2 million and $3.8 million for the three months ended June 30, 2003 and the year ended December 31, 2002, respectively.

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the three months ended June 30, 2003 and the year ended December 31, 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the loss could exceed the original estimate is approximately $1.9 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total expense	202	959	1,161
Non-cash	7	(130)	(123)
Cash paid	(212)	(1,536)	(1,748)

Reserve balance at June 30, 2003	$3,363	$484	$3,847

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of June 30, 2003, $3.8 million related to the restructuring reserve remains outstanding.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

NOTE 6--BORROWINGS:

Notes payable

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand, Inc.  Interest rates range from 12.86% to 15.61%.  The notes are due at various times through 2004.  As of June 30, 2003, the total outstanding notes payable balance for equipment leases was approximately $0.3 million.

In February 2003, we entered into a note payable agreement for our Directors' & Officers' ("D&O") insurance policy totaling $1.0 million.  The interest rate is 6% and principal and interest payments on the note payable will be made on a monthly basis through October 2003.  As of June 30, 2003, the outstanding note payable balance related to the D&O insurance policy was $0.3 million.

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

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank's prime rate plus 0.5%. Advances are available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%.  In March 2003, we borrowed $2.5 million against the equipment line of credit.  At June 30, 2003, the outstanding line of credit balance was $2.2 million.  At June 30, 2003, we were in compliance with the respective debt covenants.

We have no material commitments for capital expenditures or strategic commitments and we anticipate a low rate of capital expenditures. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low growth in our operating expenses for the foreseeable future and that our operating expenses will continue to be a material use of our cash resources.

NOTE 7--LITIGATION:

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering ("IPO") and hundreds of other companies ("Issuers"), individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92.   In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

We are also subject to various other claims and legal actions arising in the ordinary course of business.  The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

NOTE 8 --COMMITMENTS AND CONTINGENCIES:

Future payments due under debt and lease obligations as of June 30, 2003 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2003	$925	$1,622	$(271)	$2,276
Fiscal 2004	1,123	2,846	(438)	3,531
Fiscal 2005	750	1,999	(143)	2,606
Fiscal 2006	--	2,144	--	2,144
Fiscal 2007	--	1,868	--	1,868
Thereafter	--	4,468	--	4,468

Total	$2,798	$14,947	$(852)	$16,893

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International ("Merit"), pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows:  July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 429,300, for a total of (British Pounds) 1.4 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of June 30, 2003, the early termination fee that we would have to pay to terminate the agreement was approximately (British Pounds) 315,000.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003.  Accordingly, we have no liabilities recorded for these liabilities as of June 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of June 30, 2003.

NOTE 9--RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the "Notes") of $496,000. The Notes were full-recourse collateralized by the underlying stock. The Notes were due in February and March of 2003 and accrued interest between 6.0% and 6.5% per annum, which was deemed market rates for the individuals. Both notes were paid in full during the quarter ended March 31, 2003.

NOTE 10--NET LOSS PER SHARE:

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):
	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss available to common stockholders	$(3,391)	$(10,548)	$(10,337)	$(18,757)

Weighted average common stock outstanding	62,903	54,763	62,230	54,314
Common stock subject to repurchase	(4,336)	(7)	(4,336)	(7)

Denominator for basic and diluted calculation	58,567	54,756	57,894	54,307

Net loss per share - basic and diluted	$(0.06)	$(0.19)	$(0.18)	$(0.35)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is antidilutive (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Warrants outstanding	1,850	1,650	1,850	1,650
Employee stock options	10,259	8,031	10,259	8,031
Common stock subject to repurchase	4,336	7	4,336	7

	16,445	9,688	16,445	9,688

NOTE 11--COMPREHENSIVE LOSS:

The components of comprehensive loss, net of tax, are as follows (in thousands):
	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss	$(3,391)	$(10,548)	$(10,337)	$(18,757)
Other comprehensive income:
Foreign currency translation gain	727	1,002	947	882

Comprehensive loss	$(2,664)	$(9,546)	$(9,390)	$(17,875)

For the three and six months ended June 30, 2003 and 2002, amortized costs of available-for-sale investments approximated their fair values due to their short maturities.  As such, unrealized gains or losses on available-for-sale investments were insignificant for the three and six months ended June 30, 2003 and 2002.

NOTE 12--SEGMENT INFORMATION:

Based on the information that our chief operating decision maker reviews for assessing performance and allocating resources, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $5.8 million and $4.1 million for the three months ended June 30, 2003 and 2002, respectively.  License revenues for enterprise solutions amounted to $7.9 million and $13.9 million for the six months ended June 30, 2003 and 2002, respectively.  License revenues for application products were approximately $0.7 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively.  License revenues for application products were approximately $2.7 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses.  Service revenues for enterprise solutions were approximately $8.1 million and $6.5 million for the three months ended June 30, 2003 and 2002, respectively.  Service revenues for enterprise solutions were approximately $15.3 million for both the six months ended June 30, 2003 and 2002, respectively.  Service revenues for application products were approximately $2.5 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively.  Service revenues for application products were approximately $5.0 million and $5.5 million for the six months ended June 30, 2003 and 2002, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Americas	$3,025	$4,331	$5,096	$7,197
Europe (principally United Kingdom)	14,019	10,598	25,714	30,311
Other	41	146	90	376

	$17,085	$15,075	$30,900	$37,884

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):
	June 30, 2003	December 31, 2002

Americas	$1,985	$2,867
Europe (principally United Kingdom)	1,742	2,198
Other	1	4

	$3,728	$5,069

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

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "guidance," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading "Risk Factors" and those discussed elsewhere in this report, in our other SEC filings and in our Annual Report on Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

Chordiant Software, Inc. ("Chordiant", "the Company", or "we") is an enterprise software vendor that offers a transactional customer system for global companies that seek to improve the quality of customer interactions and to reduce costs through increased employee productivity and process efficiencies. Chordiant concentrates on serving global customers in retail financial services, communications and consumer direct industries.

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

Our software architecture is based on the J2EE (Java 2 Enterprise Edition) industry standard that is widely supported by vendors and widely adopted by business customers in the industries we serve. We believe that solutions based on other architectures are less capable of meeting the current and future requirements of global companies.

We believe that the application of accounting standards is as important as a company's reported financial position, results of operations and cash flows. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We have formed a Disclosure Committee, composed of senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, our key management reviews our annual and quarterly results, along with key accounting policies and estimates, with our audit committee, which is composed of independent board members. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

We have had several acquisitions over the past two years. As a result of these acquisitions, comparison of prior period revenues and expenses may not be meaningful.

Service revenues as a percentage of total revenues were 62% and 60% for the three months ended June 30, 2003 and 2002, respectively.  Service revenues as a percentage of total revenues were 66% and 55% for the six months ended June 30, 2003 and 2002, respectively.  We expect that service revenues will continue to represent over 40% of our total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the three and six months ended June 30, 2003 and 2002, revenues were principally derived from customer accounts in the Americas and Europe (principally the United Kingdom). For the three months ended June 30, 2003 and 2002, international revenues were $14.1 million and $10.8 million, or approximately 82% and 71% of our total revenues, respectively.  For the six months ended June 30, 2003 and 2002, international revenues were $25.8 million and $30.7 million, or approximately 84% and 81% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

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

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our full-time employees decreased from 328 at December 31, 2002, to 278 at June 30, 2003, representing a decrease of approximately 15%.

In April 2003, we implemented a workforce reduction intended to align our cost base with our expected operating performance. The restructuring charge for the three months ended June 30, 2003 was $1.2 million. The restructuring charge is comprised of severance and associated employee termination costs and accruals for lease costs pertaining to the estimated future obligations for non-cancelable lease payments for additional excess facilities that were vacated due to reductions in workforce. As we continue to monitor our operating expenses and strategize for the future, further expense reductions may become necessary to improve operating performance, including further reductions of our workforce in nonperforming regions.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
License	38%	40%	34%	45%
Service	62	60	66	55

Total revenues	100	100	100	100

Cost of revenues:
License	2	3	2	3
Service	35	44	39	43
Non-cash compensation expense	2	1	2	--

Total cost of revenues	39	48	43	46

Gross profit	61	52	57	54

Operating expenses:
Sales and marketing:
Non-cash compensation expense	2	1	2	--
Other sales and marketing expense	28	55	35	46
Research and development:
Non-cash compensation expense	2	1	3	1
Other research and development expense	23	34	26	27
Purchased in-process research and development	--	7	--	3
General and administrative:
Non-cash compensation expense	3	--	3	--
Other general and administrative expense	11	13	11	11
Amortization of intangible assets	5	6	6	5
Restructuring expense	7	6	4	12

Total operating expenses	81	123	90	105

Loss from operations	(20)	(71)	(33)	(51)

Interest expense	--	(1)	--	--
Other income (expense), net	--	2	--	1

Net loss	(20)%	(70)%	(33)%	(50)%

Comparison of the Three Months Ended June 30, 2003 and 2002

Revenues

License. Total license revenues increased to $6.5 million for the quarter ended June 30, 2003 from $6.0 million, or approximately 7%, for the quarter ended June 30, 2002. License revenues for enterprise solutions increased to $5.8 million for the quarter ended June 30, 2003 from $4.1 million, or approximately 39%, for the quarter ended June 30, 2002. License revenues for application products decreased to $0.7 million for the quarter ended June 30, 2003 from $1.9 million, or approximately 62%, for the quarter ended June 30, 2002. The overall license revenue increase was primarily due to larger aggregate dollar sales to new and existing customers for our enterprise solutions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, increased to $10.6 million for the quarter ended June 30, 2003 from $9.0 million, or approximately 17%, for the quarter ended June 30, 2002. Service revenues for enterprise solutions increased to $8.1 million for the quarter ended June 30, 2003 from $6.5 million, or approximately 25%, for the quarter ended June 30, 2002. Service revenues for application products decreased to $2.5 million for the quarter ended June 30, 2003 from $2.6 million, or approximately 2%, for the quarter ended June 30, 2002. The overall service revenues increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Cost of revenues

License. Cost of license revenues decreased to $0.3 million for the quarter ended June 30, 2003 from $0.5 million, or approximately 35%, for the quarter ended June 30, 2002. These costs resulted in license gross margins of approximately 95% and 92% for the quarters ended June 30, 2003 and 2002, respectively.  The cost of license revenues reflects a lower royalty mix in the quarter ended June 30, 2003.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues decreased to $6.0 million for the quarter ended June 30, 2003 from $6.6 million, or approximately 9%, for the quarter ended June 30, 2002. These costs resulted in service gross margins of 43% and 27% for the quarters ended June 30, 2003 and 2002, respectively.  Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.  We expect cost of services revenues to remain at or above 40% of service revenues.

Operating Expenses

Sales and marketing. Sales and marketing expenses decreased to $5.0 million for the quarter ended June 30, 2003 from $8.4 million, or approximately 41%, for the quarter ended June 30, 2002. The decrease in these expenses were mainly attributable to a decrease of $1.9 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $1.1 million in marketing programs and trade shows and a decrease of approximately $0.5 million in office, facilities and depreciation related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of approximately $0.2 million of non-cash compensation expense.

Research and development. Research and development expenses decreased to $4.3 million for the quarter ended June 30, 2003 from $5.4 million, or approximately 20%, for the quarter ended June 30, 2002. The decrease in these expenses were mainly attributable to a decrease of $0.9 million in personnel related expenses due to a decrease in headcount and a decrease of approximately $0.4 million in office, facilities and depreciation related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of $0.2 million of non-cash compensation expense.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. During the quarter ended June 30, 2003, there were no expenses related to purchased in-process research and development.  Purchased in-process research and development of $1.0 million for the quarter ended June 30, 2002 is related to the OnDemand, Inc. acquisition that was completed on April 1, 2002.

General and administrative. General and administrative expenses increased to $2.5 million for the quarter ended June 30, 2003 from $2.0 million, or approximately 23%, for the quarter ended June 30, 2002.  The increase in these expenses is mainly due to an increase of approximately $0.5 million of non-cash compensation expense primarily related to vesting of restricted stock.

Amortization of intangibles. Amortization of intangibles was $0.9 million for the quarter ended June 30, 2003 compared to $1.0 million for the quarter ended June 30, 2002.

Restructuring expenses.  During the three months ended June 30, 2003 and fiscal year 2002, several areas of the Company were restructured to reduce expenses and improve efficiency in order to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 30 regular employees during the three months ended June 30, 2003 and 108 regular employees during fiscal year 2002. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $1.2 million and $3.8 million for the three months ended June 30, 2003 and the year ended December 31, 2002, respectively.

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the three months ended June 30, 2003 and the year ended December 31, 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the loss could exceed the original estimate is approximately $1.9 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total expense	202	959	1,161
Non-cash	7	(130)	(123)
Cash paid	(212)	(1,536)	(1,748)

Reserve balance at June 30, 2003	$3,363	$484	$3,847

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of June 30, 2003, $3.8 million related to the restructuring reserve remains outstanding.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

Non-cash compensation expense. We recorded amortization of stock-based compensation expense of $0.2 million for the quarter ended June 30, 2003 compared to $0.4 million for the quarter ended June 30, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At June 30, 2003, approximately $0.5 million of stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program at the closing market price on that date. On October 4, 2002, we amended the Program to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the "CEO and CFO Agreement"), which includes specific vesting provisions based on achieving certain financial performance goals. 11,668,875 options were subject to the Program, which closed on October 9, 2002.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25" and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance.  For the quarter ended June 30, 2003, $1.3 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The total stock-based compensation expense by operating classification is described as follows (in thousands):

	Three Months Ended
	June 30, 2003	June 30, 2002
Cost of revenues	$314	$74
Sales and marketing	277	100
Research and development	370	193
General and administrative	512	74

Total	$1,473	$441

Other Income (Expense), net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Other income (expense), net, decreased to none for the quarter ended June 30, 2003 from $0.3 million for the quarter ended June 30, 2002.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates and an asset write-off of disposed property and equipment.

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

Comparison of the Six Months Ended June 30, 2003 and 2002

Revenues

License. Total license revenues decreased to $10.6 million for the six months ended June 30, 2003 from $17.1 million, or approximately 38%, for the six months ended June 30, 2002. License revenues for enterprise solutions decreased to $7.9 million for the six months ended June 30, 2003 from $13.9 million, or approximately 43%, for the six months ended June 30, 2002. License revenues for application products decreased to $2.7 million for the six months ended June 30, 2003 from $3.2 million, or approximately 15%, for the six months ended June 30, 2002. The overall license revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they reduced or delayed spending.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, decreased to $20.3 million for the six months ended June 30, 2003 from $20.8 million, or approximately 2%, for the six months ended June 30, 2002. Service revenues for enterprise solutions remained flat at $15.3 million for both the six months ended June 30, 2003 and 2002. Service revenues for application products decreased to $5.0 million for the six months ended June 30, 2003 from $5.5 million, or approximately 8%, for the six months ended June 30, 2002. The overall service revenue decrease was primarily due to the lack of growth in the number of product implementations by new and existing customers as they reduced or delayed spending.

Cost of revenues

License. Cost of license revenues decreased to $0.6 million for the six months ended June 30, 2003 from $1.1 million, or approximately 45%, for the six months ended June 30, 2002. These costs resulted in license gross margins of approximately 95% and 94% for the six months ended June 30, 2003 and 2002, respectively.  The aggregate cost of license revenues is in line with the decrease in aggregate license revenues.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues decreased to $12.7 million for the six months ended June 30, 2003 from $16.3 million, or approximately 22%, for the six months ended June 30, 2002. These costs resulted in service gross margins of 37% and 21% for the six months ended June 30, 2003 and 2002, respectively.  Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.  We expect cost of services revenues to remain at or above 40% of service revenues.

Operating Expenses

Sales and marketing. Sales and marketing expenses decreased to $11.4 million for the six months ended June 30, 2003 from $17.7 million, or approximately 35%, for the six months ended June 30, 2002. The decrease in these expenses were mainly attributable to a decrease of $4.3 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $1.9 million in marketing programs, trade shows and professional services and a decrease of approximately $0.6 million in office, facilities and depreciation related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of $0.5 million of non-cash compensation expense.

Research and development. Research and development expenses decreased to $8.8 million for the six months ended June 30, 2003 from $10.5 million, or approximately 16%, for the six months ended June 30, 2002. The decrease in these expenses were mainly attributable to a decrease of $1.5 million in personnel related expenses due to a decrease in headcount and bonus expenses and a decrease of approximately $0.7 million in overhead allocations, office, facilities and depreciation related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of $0.5 million of non-cash compensation expense.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. During the six months ended June 30, 2003, there were no expenses related to purchased in-process research and development.  Purchased in-process research and development of $1.0 million for the six months ended June 30, 2002 is related to the OnDemand, Inc. acquisition that was completed on April 1, 2002.

General and administrative. General and administrative expenses increased to $4.5 million for the six months ended June 30, 2003 from $4.3 million, or approximately 5%, for the six months ended June 30, 2002.  The increase in these expenses were mainly attributable to an increase of $0.8 million of non-cash compensation expense primarily related to vesting of restricted stock and an increase of $0.2 million state tax related expenses.  These increases are partially offset by a decrease of $0.5 million in personnel related expenses due to a decrease in headcount and bonus expenses and a decrease of $0.3 million in professional services and other expenses.

Amortization of intangibles. Amortization of intangibles was $1.8 million for both the six months ended June 30, 2003 and the six months ended June 30, 2002.

Restructuring expenses.  During the three months ended June 30, 2003 and fiscal year 2002, several areas of the Company were restructured to reduce expenses and improve efficiency in order to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 30 regular employees during the six months ended June 30, 2003 and 108 regular employees during fiscal year 2002. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $1.2 million and $3.8 million for the three months ended June 30, 2003 and the year ended December 31, 2002, respectively.

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the loss could exceed the original estimate is approximately $1.9 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total expense	202	959	1,161
Non-cash	7	(130)	(123)
Cash paid	(212)	(1,536)	(1,748)

Reserve balance at June 30, 2003	$3,363	$484	$3,847

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of June 30, 2003, $3.8 million related to the restructuring reserve remains outstanding.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

Non-cash compensation expense. We recorded amortization of stock-based compensation expense of $0.4 million for the six months ended June 30, 2003 compared to $1.0 million for the six months ended June 30, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At June 30, 2003, approximately $0.5 million of stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program at the closing market price on that date. On October 4, 2002, we amended the Program to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the "CEO and CFO Agreement"), which includes specific vesting provisions based on achieving certain financial performance goals. 11,668,875 options were subject to the Program, which closed on October 9, 2002.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25" and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance.  For the six months ended June 30, 2003, $2.9 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The total stock-based compensation expense by operating classification is described as follows (in thousands):

	Six Months Ended
	June 30, 2003	June 30, 2002
Cost of revenues	$778	$171
Sales and marketing	691	236
Research and development	865	390
General and administrative	978	160

Total	$3,312	$957

Other Income (Expense), net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Other income (expense), net, decreased to $(0.2) million for the six months ended June 30, 2003 from $0.5 million for the six months ended June 30, 2002.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates and the write-off of a long outstanding acquisition-related balance.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash and long-term restricted cash consist principally of money market funds, municipal bonds, and marketable equity securities, which totaled $33.3 million at June 30, 2003. All of our short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of operations.

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items including depreciation, amortization, non-cash compensation expense and the effect of changes in assets and liabilities.  Cash used in operating activities for the six months ended June 30, 2003 was $11.7 million and consisted primarily of our net loss of $10.3 million adjusted for non-cash items of approximately $6.7 million and the effect of changes in assets and liabilities of approximately $8.0 million. The effect of changes in assets and liabilities resulted primarily from an increase in accounts receivable of $3.4 million, an increase in prepaid expenses and other assets of $1.1 million, a decrease in accounts payable of $2.5 million, a decrease in accrued expenses of $3.2 million and partially offset by an increase in deferred revenue of $2.4 million.  Cash used in operating activities for the six months ended June 30, 2002 was $8.2 million and consisted primarily of our net loss of $18.8 million adjusted for non-cash items of $6.3 million and the effect of changes in assets and liabilities of $4.3 million. The effect of changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $6.9 million, a decrease in prepaid expenses and other assets of $2.0 million, an increase in accrued restructuring expenses of $3.5 million and partially offset by a decrease in accounts payable of $1.1 million, a decrease in accrued expenses of $3.1 million, a decrease in other liabilities of $0.7 million and a decrease in deferred revenue of $3.0 million.

Cash provided by investing activities for the six months ended June 30, 2003 was $7.9 million and consisted primarily of $8.1 million of proceeds from sales and maturities of short-term investments (net of purchases of short-term investments) and partially offset by $0.2 million of property and equipment purchases.  Cash provided by investing activities for the six months ended June 30, 2002 was $5.1 million and consisted primarily of $10.6 million of proceeds from sales and maturities of short-term investments (net of purchases of short-term investments) and partially offset by $4.8 million for proceeds used in the acquisition of OnDemand, Inc. (net of cash acquired) and $0.8 million of property and equipment purchases.

Cash provided by financing activities for the six months ended June 30, 2003 was $2.8 million and consisted primarily of proceeds from borrowings of $1.5 million (net of repayment of borrowings), proceeds from the issuance of common stock for the employee stock purchase plan of $0.7 million and $0.5 million from the repayment of notes receivable.  Cash provided by financing activities for the six months ended June 30, 2002 was $5.2 million and consisted of proceeds from the exercise of stock options of approximately $1.4 million, proceeds from the issuance of common stock for the employee stock purchase plan of $1.0 million, proceeds from the sale of 479,100 shares of our common stock to Canadian Imperial Holdings Inc. for an aggregate purchase price of $3.0 million and partially offset by the repayment of borrowings of $0.2 million (net of proceeds from borrowings).

At June 30, 2003, we had a balance of $1.5 million in the form of short-term investments, which were restricted from withdrawal and is now classified as long-term restricted cash on our balance sheet. The balance serves as a security deposit in a revenue transaction. At June 30, 2003 and December 31, 2002, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

Notes payable

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand, Inc.  Then interest rates range from 12.86% to 15.61%.  The notes are due at various times from 2003 through 2004.  As of June 30, 2003, the total outstanding notes payable balance for equipment leases was approximately $0.3 million.

In February 2003, we entered into a note payable agreement for our Directors' & Officers' ("D&O") insurance policy totaling $1.0 million.  The interest rate is 6% and principal and interest payments on the note payable will be made on a monthly basis through October 2003.  As of June 30, 2003, the outstanding note payable balance related to the D&O insurance policy was $0.3 million.

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

Under the new terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank's prime rate plus 0.5%. Advances are available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%.  In March 2003, we borrowed $2.5 million against the equipment line of credit.  At June 30, 2003, the outstanding line of credit balance was $2.2 million.  At June 30, 2003, we were in compliance with the respective debt covenants.

We have no material commitments for capital expenditures or strategic commitments and we anticipate a low rate of capital expenditures. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low or no growth or a decline in our operating expenses for the foreseeable future and that our operating expenses will continue to be a material use of our cash resources.

Future Commitments

Future payments due under debt and lease obligations as of June 30, 2003 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2003	$925	$1,622	$(271)	$2,276
Fiscal 2004	1,123	2,846	(438)	3,531
Fiscal 2005	750	1,999	(143)	2,606
Fiscal 2006	--	2,144	--	2,144
Fiscal 2007	--	1,868	--	1,868
Thereafter	--	4,468	--	4,468

Total	$2,798	$14,947	$(852)	$16,893

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International ("Merit"), pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows:   July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 429,300, for a total of (British Pounds) 1.4 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target.  As of June 30, 2003, the early termination fee that we would have to pay to terminate the agreement was approximately (British Pounds) 315,000.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our product. For contracts involving significant implementation or customization essential to the functionality of our product, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date." We define the "go-live date" as the date on which the essential functionality has been delivered or on which the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date or if the project has not reached the go-live date under the percentage of completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

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

Allowance for doubtful accounts and accruals for litigation

We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $18.7 million, net of allowance for doubtful accounts of $0.2 million as of June 30, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Restructuring costs

During the quarter ended June 30, 2003 and fiscal 2002, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation

We have several foreign subsidiaries which together accounted for approximately 84% of our revenues, 45% of our assets and 65% of our total liabilities as of and for the six months ended June 30, 2003.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of approximately $0.9 million which were included as part of accumulated other comprehensive income within our balance sheet at June 30, 2003.

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

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and also SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. The adoption of these statements did not have a significant impact on our consolidated financial position or results of operations.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively.  We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  the guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  We do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position or results of operations.

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

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003.  Accordingly, we have no liabilities recorded for these liabilities as of June 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of June 30, 2003.

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

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns, vendor viability concerns and our limited resources may make the closing of license transactions to new and existing customers difficult.

Our revenues fell in the six months ended June 30, 2003 compared to revenues for the six months ended June 30, 2002. Our revenues will continue to decrease in 2003 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new license transactions without some assurance that the vendors will continue to operate and that the economy both in the customer's home country and worldwide will have some economic and political stability. The issues of vendor viability including our limited resources and geopolitical instability will continue to make closing license transactions difficult. Our ability to enter into new license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

We expect to continue to incur losses and use cash and may not achieve or maintain profitability. In addition, we may continue to reduce our cash balance, which would cause our stock price to decline.

We incurred losses of $3.4 million and $10.3 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2003, we had an accumulated deficit of $182.8 million. We expect to continue to incur losses during the next fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can achieve this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability. Cash and cash equivalents, short-term investments and restricted cash and long-term restricted cash at June 30, 2003 and December 31, 2002 was $33.3 million and $41.5 million, respectively.

Because a small number of customers account for a substantial portion of our revenues, our revenues are dependent upon our ability to continue to win large contracts with new and existing customers.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended June 30, 2003, Barclays and Royal Bank of Scotland accounted for 11% and 28% of our total revenues, respectively. For the three months ended June 30, 2002, Hutchinson 3 G and USAA accounted for 16% and 19% of our total revenues, respectively.  For the six months ended June 30, 2003, Barclays and Royal Bank of Scotland accounted for 16% and 17% of our total revenues, respectively. For the six months ended June 30, 2002, Hutchinson 3 G, USAA, Lloyds TBS and EDS accounted for 20%, 11%, 15% and 10% of our total revenues, respectively.  While our size has increased and customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Our percentage derived from deferred revenue may continue to decline, which may reduce our forecasting accuracy resulting in investor disappointment and resulting stock price reductions.

Historically, a large amount of license revenue flowed through deferred revenue. For the three months ended June 30, 2003 and 2002, 26% and 78%, respectively, of license revenue was derived from deferred revenue. For the six months ended June 30, 2003 and 2002, 35% and 79%, respectively, of license revenue was derived from deferred revenue.  Less reliance on deferred revenue requires the licensing of software that does not involve significant implementation or customization essential to its functionality. If we are unable to increase license revenues from products that do not involve significant implementation or customization essential to its functionality, we may miss our revenue forecasts, which may cause our stock price to decline.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

For the three months ended June 30, 2003, international revenues were $14.1 million or approximately 82% of our total revenues. For the three months ended June 30, 2002, international revenues were $10.7 million or approximately 71% of our total revenues. For the six months ended June 30, 2003, international revenues were $25.8 million or approximately 84% of our total revenues. For the six months ended June 30, 2002, international revenues were $30.7 million or approximately 81% of our total revenues.  We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

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

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, the market price of our common stock and our liquidity.

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

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated as In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222.  In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering ("IPO") violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted to state material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs in the late 1990s.  Although Chordiant has approved in principle a settlement proposed by the plaintiffs that would require no payment by Chordiant and result in the dismissal of all claims against Chordiant and its officers and directors with prejudice, the settlement remains subject to a number of procedural conditions, as well as formal approval by the Court.  This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

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

Errors may be found from time to time in our new, acquired or enhanced products. Any significant software errors in our products may result in decreased revenues, decreased sales, injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products as well as in third party products, and as a result have experienced delays in the shipment of our new products. The latest major release of our primary product suite was introduced in January 2002.

To date, our sales have been concentrated in the financial services, travel and leisure and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets-financial and insurance services, travel and leisure and telecommunications-accounted for approximately 86% and 86% of our total revenues for the three months ended June 30, 2003 and 2002, respectively.  Sales of our products and services in three large markets-financial and insurance services, travel and leisure and telecommunications-accounted for approximately 84% and 90% of our total revenues for the six months ended June 30, 2003 and 2002, respectively.  We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2003. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

In addition, we cannot predict what effect the U.S. presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours. If these or other outside factors cause existing or prospective customers to cancel or delay deployment of products such as ours, our operating results would be adversely affected.

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

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International, pursuant to which Merit will provide exclusive training and certain consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services. We will pay Merit certain minimum revenue amounts, as follows:  July 1, 2003 to December 31, 2003: (British Pounds) 942,000; and January 1, 2004 to June 30, 2004: (British Pounds) 429,300, for a total of (British Pounds) 1.4 million. After six months from the effective date, we may, at our option, terminate the agreement and pay an early termination fee that reduces from (British Pounds) 555,000 to (British Pounds) 0 over time. Payment of the early termination fee will release our obligation related to the minimum revenue target. As of June 30, 2003, the early termination fee that we would have to pay to terminate the agreement was approximately (British Pounds) 315,000.

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

We license from several software providers technologies that are incorporated into our products.  We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management's attention or cause product delays. We have no patents that we could use defensively against any company bringing such a claim. If any of our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2003 (in thousands):

	2003	Fair Value	2004	Fair Value
Short-term investments and restricted cash	$518	$518	$579	$579
Average interest rates	2.018%		1.60%

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

Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 82% and 71% of total revenues for the three months ended June 30, 2003 and 2002, respectively. International revenues from our foreign subsidiaries accounted for approximately 84% and 81% of total revenues for the six months ended June 30, 2003 and 2002, respectively.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, one of our foreign subsidiaries holds cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency gains, net for the three months ended June 30, 2003 and 2002 were $0.1 million and zero, respectively.   Foreign currency gains, net for the six months ended June 30, 2003 and 2002 were $0.1 million and zero, respectively.

Our international business is subject to risks, including, but not limited to changing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls. Rules promulgated under the Securities Exchange Act of 1934, as amended (the "Act") define "disclosure controls and procedures" to mean controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms ("Disclosure Controls").  New rules promulgated under the Act define "internal control over financial reporting" to mean a process designed by, or under the supervision of, a public company's principal executive and principal financial officers, or persons performing similar functions, and effected by such company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"), including those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements ("Internal Controls").

We have designed our Disclosure Controls and Internal Controls to provide reasonable assurances that their objectives will be met.  A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met.  All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error and the possibility of intentional circumvention of these controls.  Furthermore, the design of any control system is based in part upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect.  As a result, we cannot assure you that our control system will detect every error or instance of fraudulent conduct.

Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining our Disclosure Controls.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our Disclosure Controls as of a date within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that our Disclosure Controls are effective to provide reasonable assurances that our Disclosure Controls will meet their defined objectives.

Changes in internal controls.  During the period covered by this Quarterly Report on Form 10-Q, we did not make any significant changes in our Internal Controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering ("IPO") and hundreds of other companies ("Issuers"), individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92.   In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 29, 2003, our Annual Meeting of Stockholders was held in Cupertino, California.  Of the 63,633,140 shares outstanding and entitled to vote as of the record date of April 15, 2003, 51,051,304 shares were present or represented by proxy at the meeting.  At the meeting, stockholders were asked to vote with respect to (i) the election of 2 directors to hold office until the 2006 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified and (ii) the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for our fiscal year ending December 31, 2003.

The following nominees were elected as class II directors, each to hold office until the 2006 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld
William Raduchel	49,409,805	1,641,499
Samuel T. Spadafora	46,576,564	4,474,740

The selection of PricewaterhouseCoopers LLP as our independent accountants for our fiscal year ending December 31, 2003 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions
50,465,403	553,714	32,187

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On April 7, 2003, the Company furnished a Current Report on Form 8-K, announcing a revenue shortfall for the quarter ended March 31, 2003 and cost cutting actions implemented as a result.

On April 22, 2003, the Company furnished a Current Report on Form 8-K which announced the Company's financial results for the quarter ended March 31, 2003 and certain other information.  A copy of the Company's press release announcing the financial results and certain other information was attached and incorporated therein by reference.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

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

4.5

Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation ("IBM") (filed as Exhibit 4.5 to Chordiant's Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

10.29*	Change of Control Agreement, dated April 24, 2003, by and between Chordiant Software, Inc. and Allen Swann.
10.30	Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003.
24.1	Power of Attorney (set forth on signature page).
31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).
32.1++	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
*	Management contract or compensatory plan or arrangement.
++	This certification "accompanies" the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.