Form 10-Q
period 2003-09-30
CHORDIANT SOFTWARE INC
filed 2003-11-03
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's common stock outstanding as of October 29, 2003 was 64,674,358.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$32,094	$30,731
Short-term investments and restricted cash	581	9,245
Accounts receivable, net	15,226	15,343
Prepaid expenses and other current assets	3,096	3,162

Total current assets	50,997	58,481
Restricted cash	1,500	1,500
Property and equipment, net	3,313	5,069
Goodwill, net	24,874	24,874
Intangible assets, net	2,304	4,975
Other assets	2,308	1,788

Total assets	$85,296	$96,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$1,191	$1,114
Accounts payable	2,797	5,936
Accrued expenses	11,327	14,007
Deferred revenue	16,722	15,990

Total current liabilities	32,037	37,047
Deferred revenue, long-term	5,241	8,532
Borrowings, long-term	940	136
Other liabilities	90	161

Total liabilities	38,308	45,876

Stockholders' equity:
Common stock	55	55
Treasury stock	(332)	(332)
Additional paid-in capital	233,774	230,192
Notes receivable from stockholders	--	(496)
Deferred stock-based compensation	(3,446)	(6,750)
Accumulated deficit	(184,969)	(172,503)
Accumulated other comprehensive income	1,906	645

Total stockholders' equity	46,988	50,811

Total liabilities and stockholders' equity	$85,296	$96,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
License	$6,642	$8,625	$17,266	$25,747
Service	11,124	10,276	31,400	31,038

Total revenues	17,766	18,901	48,666	56,785

Cost of revenues:
License	267	163	847	1,218
Service	6,406	7,018	18,356	23,177
Non-cash compensation expense	343	62	1,121	233

Total cost of revenues	7,016	7,243	20,324	24,628

Gross profit	10,750	11,658	28,342	32,157

Operating expenses:
Sales and marketing:
Non-cash compensation expense	304	77	995	313
Other sales and marketing expense	4,995	7,619	15,728	25,038
Research and development:
Non-cash compensation expense	414	212	1,279	602
Other research and development expense	4,110	5,281	12,075	15,382
Purchased in-process research and development	--	--	--	997
General and administrative:
Non-cash compensation expense	675	61	1,653	222
Other general and administrative expense	1,432	2,323	4,942	6,448
Amortization of intangible assets	890	954	2,671	2,732
Restructuring expense	--	225	1,161	4,723

Total operating expenses	12,820	16,752	40,504	56,457

Loss from operations	(2,070)	(5,094)	(12,162)	(24,300)

Interest expense	(37)	(68)	(131)	(161)
Other income (expense), net	(22)	194	(173)	736

Net loss	$(2,129)	$(4,968)	$(12,466)	$(23,725)

Net loss per share:
Basic and diluted	$(0.04)	$(0.09)	$(0.22)	$(0.43)

Shares used in per share calculation:
Basic and diluted	60,037	55,547	57,327	54,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(12,466)	$(23,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,088	2,915
Amortization of intangibles	2,671	2,732
Non-cash compensation expense	5,048	1,369
Provision for doubtful accounts	21	554
Warrants issued to customers	55	--
(Gain) loss on disposal of assets	88	(7)
Purchased in-process research and development	--	997
Changes in assets and liabilities:
Accounts receivable	96	6,790
Prepaid expenses and other current assets	66	2,263
Other assets	(520)	(273)
Accounts payable	(3,139)	296
Accrued expenses	(2,537)	2,084
Deferred revenue	(2,559)	(3,880)
Other liabilities	(71)	(800)

Net cash used in operating activities	(11,159)	(8,685)

Cash flows from investing activities:
Property and equipment purchases	(438)	(1,100)
Proceeds from disposal of property and equipment	18	88
Cash used for acquisition, net of cash acquired	--	(4,768)
Restricted cash	44	--
Purchases of short-term investments	(576)	(9,044)
Proceeds from sales and maturities of short-term investments	9,196	21,182

Net cash provided by investing activities	8,244	6,358

Cash flows from financing activities:
Exercise of stock options	359	1,490
Proceeds from issuance of common stock	--	3,029
Proceeds from issuance of common stock for employee stock purchase plan	1,281	1,542
Proceeds from borrowings	3,491	444
Repayment of notes receivable	496	--
Repayment of borrowings	(2,610)	(1,128)

Net cash provided by financing activities	3,017	5,377

Effect of exchange rate changes on cash and cash equivalents	1,261	714

Net increase in cash and cash equivalents	1,363	3,764

Cash and cash equivalents at beginning of period	30,731	27,068

Cash and cash equivalents at end of period	$32,094	$30,832

Supplemental noncash activities:
Common stock issued for stockholder notes	$--	$496

Issuance of warrants	$--	$112

Compensation expense relating to change in status of employee	$--	$58

Compensation expense relating to issuance of common stock to employees	$130	$--

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

We believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations for the reasonably foreseeable future.  Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date." We define the "go-live date" as the date on which the essential product functionality has been delivered or on which the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition.".

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

Restricted cash

At September 30, 2003 and December 31, 2002, we had a balance of $1.5 million in the form of short-term investments, which were restricted from withdrawal.  The balance is classified as long-term restricted cash and serves as a security deposit in a post-contract customer support revenue transaction. At September 30, 2003 and December 31, 2002, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

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

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss -- as reported	$(2,129)	$(4,968)	$(12,466)	$(23,725)
Add: Non-cash compensation expense included in reported net loss	489	245	903	939
Less: Non-cash compensation expense determined under fair value method	(1,425)	(3,793)	(3,152)	(10,835)

Net loss -- proforma	$(3,065)	$(8,516)	$(14,715)	$(33,621)

Basic and diluted net loss per share -- as reported	$(0.04)	$(0.09)	$(0.22)	$(0.43)

Basic and diluted net loss per share -- proforma	$(0.05)	$(0.15)	$(0.26)	$(0.61)

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

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Barclays	--	--	10%	--
H3G	--	--	--	15%
Lloyds TSB	--	--	--	12%
EDS	--	--	--	--
Royal Bank of Scotland	22%	--	14%	--
USAA	--	43%	--	21%
Canadian Imperial Bank of Commerce	11%	--	--	--

At September 30, 2003, the total amount due to the Company from Royal Bank of Scotland and Canadian Imperial Bank of Commerce accounted for approximately 22% and 10% of accounts receivable, respectively.  At December 31, 2002, the total amount due to the Company from Barclays accounted for approximately 38% of accounts receivable.

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

NOTE 4--BALANCE SHEET COMPONENTS (Unaudited):

The main components of accounts receivable, net are as follows (in thousands):

	September 30, 2003	December 31, 2002

Accounts receivable, net:
Accounts receivable	$11,591	$8,783
Unbilled receivables	4,582	6,741
Allowance for doubtful accounts	(156)	(181)
Accounts receivable included in Other assets, long-term	(791)	--

	$15,226	$15,343

Unbilled receivables relate to earned service revenues and licenses delivered that have not yet been billed and maintenance services for future periods that have been purchased by our customers, but have not yet been billed.

The main components of property and equipment, net are as follows (in thousands):

	September 30, 2003	December 31, 2002

Property and equipment, net:
Computer hardware (useful lives of 3 years)	$11,702	$11,312
Purchased internal-use software (useful lives of 3 years)	2,586	2,497
Furniture and equipment (useful lives of 3 to 7 years)	1,669	1,634
Leasehold improvements (shorter of 7 years or the term of the lease)	2,782	2,840

	18,739	18,283
Accumulated depreciation and amortization	(15,426)	(13,214)

	$3,313	$5,069

The main components of accrued expenses are as follows (in thousands):

	September 30, 2003	December 31, 2002

Accrued expenses:
Accrued payroll and related expenses	$6,021	$8,570
Accrued restructuring expenses	3,537	4,557
Other accrued liabilities	1,769	880

	$11,327	$14,007

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	September 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(1,647)	$727	$2,374	$(1,059)	$1,315
Purchased technologies	7,162	(5,839)	1,323	7,162	(4,050)	3,112
Customer list	190	(96)	94	190	(48)	142
Tradenames	982	(822)	160	982	(576)	406

	$10,708	$(8,404)	$2,304	$10,708	$(5,733)	$4,975

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies-one and one half to three years; purchased technologies-three years; tradenames-three years; customer list-three years. Aggregate amortization expense for intangible assets totaled $2.7 million for both the nine months ended September 30, 2003 and 2002, respectively. We expect amortization expense on purchased intangible assets to be $0.9 million for the remaining three months in fiscal 2003, $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 5--RESTRUCTURING:

Restructuring Costs

During the nine months ended September 30, 2003 and fiscal year 2002, several areas of the Company were restructured to reduce expenses and improve efficiency to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 30 regular employees during the nine months ended September 30, 2003 and 108 regular employees during fiscal year 2002. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $1.0 million and $3.8 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the loss could exceed the original estimate is approximately $1.9 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total expense	202	959	1,161
Non-cash	7	(130)	(123)
Cash paid	(280)	(1,778)	(2,058)

Reserve balance at September 30, 2003	$3,295	$242	$3,537

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of September 30, 2003, $3.5 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

NOTE 6--BORROWINGS:

Notes payable

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand, Inc.  Interest rates range from 12.86% to 15.00%.  The notes are due at various times through 2004.  As of September 30, 2003, the total outstanding notes payable balance for equipment leases was approximately $0.2 million.

In February 2003, we entered into a note payable agreement for our Directors' & Officers' ("D&O") insurance policy totaling $1.0 million.  The interest rate is 6% and principal and interest payments on the note payable will be made on a monthly basis through October 2003.  As of September 30, 2003, there was no outstanding note payable balance related to the D&O insurance policy.

Revolving line of credit

Our two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of an accounts receivable line and an equipment line.

Under the line of credit, our assets collateralize borrowings under both elements, require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement, and certain other covenants.

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank's prime rate plus 0.5%. Advances are available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%.  In March 2003, we borrowed $2.5 million against the equipment line of credit.  At September 30, 2003, the outstanding line of credit balance was $1.9 million.  At September 30, 2003, we were in compliance with the respective debt covenants.

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

NOTE 7--LITIGATION:

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering ("IPO") and hundreds of other companies ("Issuers"), individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92.   In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.  In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant's officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other company defendants and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the company defendants. In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.  In September 2003, in connection with the possible settlement, those officers and directors who had entered tolling agreements with Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized.

We are also subject to various other claims and legal actions arising in the ordinary course of business.  The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition or results of operations.

NOTE 8 --COMMITMENTS AND CONTINGENCIES:

Future payments due under debt and lease obligations as of September 30, 2003 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2003	$258	$688	$(143)	$803
Fiscal 2004	1,123	2,946	(438)	3,631
Fiscal 2005	750	2,104	(143)	2,711
Fiscal 2006	--	2,258	--	2,258
Fiscal 2007	--	2,224	--	2,224
Thereafter	--	4,664	--	4,664

Total	$2,131	$14,884	$(724)	$16,291

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International ("Merit"), pursuant to which Merit will provide exclusive training and certain non-exclusive consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services.  As part of the original agreement, we were required to pay Merit certain minimum revenue amounts and were subject to an early termination fee.  In September 2003, we amended the agreement by extending its effective date through March 2006 and we are no longer required to make minimum revenue payments to Merit or an early termination fee.  As part of the amendment, Merit has agreed to share a portion of Merit-Chordiant monthly consulting revenues with us as follows:  0% revenue share of Merit-Chordiant monthly consulting revenues of (British Pounds) 0 to 157,000; 10% revenue share of Merit-Chordiant monthly consulting revenues exceeding (British Pounds) 157,001 and up to 300,000; and 15% revenue share of Merit-Chordiant monthly consulting revenues exceeding (British Pounds) 300,001.

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

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

We enter into arrangements with our business partners, whereby a business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003.  Accordingly, we have no liabilities recorded for these liabilities as of September 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2003.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss available to common stockholders	$(2,129)	$(4,968)	$(12,466)	$(23,725)

Weighted average common stock outstanding	63,661	55,552	60,951	54,731
Common stock subject to repurchase	(3,624)	(5)	(3,624)	(5)

Denominator for basic and diluted calculation	60,037	55,547	57,327	54,726

Net loss per share - basic and diluted	$(0.04)	$(0.09)	$(0.22)	$(0.43)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is antidilutive (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Warrants outstanding	1,850	1,850	1,850	1,850
Employee stock options	9,711	9,237	9,711	9,237
Common stock subject to repurchase	3,624	5	3,624	5

	15,185	11,092	15,185	11,092

NOTE 11--COMPREHENSIVE LOSS:

The components of comprehensive loss, net of tax, are as follows (in thousands):
	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss	$(2,129)	$(4,968)	$(12,466)	$(23,725)
Other comprehensive income:
Foreign currency translation gain (loss)	314	(187)	1,261	695

Comprehensive loss	$(1,815)	$(5,155)	$(11,205)	$(23,030)

For the three and nine months ended September 30, 2003 and 2002, amortized costs of available-for-sale investments approximated their fair values due to their short maturities.  As such, unrealized gains or losses on available-for-sale investments were insignificant for the three and nine months ended September 30, 2003 and 2002.

NOTE 12--SEGMENT INFORMATION:

Based on the information that our chief operating decision maker reviews for assessing performance and allocating resources, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $5.6 million and $8.0 million for the three months ended September 30, 2003 and 2002, respectively.  License revenues for enterprise solutions amounted to $13.5 million and $21.8 million for the nine months ended September 30, 2003 and 2002, respectively.  License revenues for application products were approximately $1.0 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively.  License revenues for application products were approximately $3.8 million and $3.9 million for the nine months ended September 30, 2003 and 2002, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses.  Service revenues for enterprise solutions were approximately $8.6 million and $6.8 million for the three months ended September 30, 2003 and 2002, respectively.  Service revenues for enterprise solutions were approximately $23.9 million and $22.3 million for the nine months ended September 30, 2003 and 2002, respectively.  Service revenues for application products were approximately $2.5 million and $3.5 million for the three months ended September 30, 2003 and 2002, respectively.  Service revenues for application products were approximately $7.5 million and $8.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Americas	$5,085	$9,902	$10,181	$17,099
Europe (principally United Kingdom)	12,643	8,847	38,357	39,158
Other	38	152	128	528

	$17,766	$18,901	$48,666	$56,785

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):
	September 30, 2003	December 31, 2002

Americas	$1,680	$2,867
Europe (principally United Kingdom)	1,633	2,198
Other	--	4

	$3,313	$5,069

NOTE 13--SUBSEQUENT EVENT:

On October 21, 2003, Steve Vogel announced he was leaving the company after serving approximately two and a half years as Chief Financial Officer and Senior Vice President of Finance effective immediately after the filing of the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2003. Concurrent with this announcement, the company announced the appointment of Michael Shannahan as Senior Vice President of Finance commencing October 27, 2003.  Mr. Shannahan will assume the position of Chief Financial Officer upon Mr. Vogel's departure.

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

Overview

Chordiant Software, Inc. ("Chordiant", "the Company", or "we") is an enterprise software vendor that offers transactional customer software solutions for global companies that seek to improve the quality of customer interactions and to reduce costs through increased employee productivity and process efficiencies. Chordiant concentrates on serving global customers in retail financial services, communications and consumer direct industries.

We deliver a complete customer system that includes software applications and tools and services that enable businesses to successfully integrate their customer information and corporate systems for an accurate, real-time view of their customers across multiple forms of customer interaction.

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

We have completed acquisitions in previous years. As a result of these acquisitions, comparison of prior period revenues and expenses may not be meaningful.  One of our business strategies includes pursuing opportunities to grow our business, both through internal growth and through acquisitions of companies, technology and other assets and could include strategic combinations of the Company and other similarly sized or larger companies.  To implement this strategy, we may be involved in one or more of these types of transactions in the future.

Service revenues as a percentage of total revenues were 63% and 54% for the three months ended September 30, 2003 and 2002, respectively.  Service revenues as a percentage of total revenues were 65% and 55% for the nine months ended September 30, 2003 and 2002, respectively.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the three and nine months ended September 30, 2003 and 2002, revenues were principally derived from customer accounts in the Americas and Europe (principally the United Kingdom). For the three months ended September 30, 2003 and 2002, international revenues were $12.7 million and $9.0 million, or approximately 71% and 48% of our total revenues, respectively.  For the nine months ended September 30, 2003 and 2002, international revenues were $38.5 million and $39.7 million, or approximately 79% and 70% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

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

Our international revenue has continued to outpace our United States revenue. We feel this has occurred because our leadership and market presence has been very strong internationally, particularly in the United Kingdom.

We have experienced a lengthening of our customers' contract cycle and have adjusted our forecasting model accordingly.  We expect this trend to continue so long as the economic environment for enterprise software remains weak.

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations in order to build an infrastructure to support our long-term growth strategy. The number of our full-time employees decreased from 328 at December 31, 2002, to 282 at September 30, 2003, representing a decrease of approximately 14%.

In April 2003, we implemented a workforce reduction intended to align our cost base with our expected operating performance. The restructuring charge for the nine months ended September 30, 2003 was $1.2 million. The restructuring charge is comprised of severance and associated employee termination costs and accruals for lease costs pertaining to the estimated future obligations for non-cancelable lease payments for additional excess facilities that were vacated due to reductions in workforce. As we continue to monitor our operating expenses and strategize for the future, further expense reductions may become necessary to improve operating performance, including further reductions of our workforce in nonperforming regions or outsourcing to companies located in foreign jurisdictions.

Because the restructuring charge and related benefits are derived from management's estimates, which are based on currently available information, our restructuring may not achieve the benefits currently anticipated or on the timetable or at the level, currently contemplated. In addition, our software license revenues and operating performance may continue to be negatively impacted by: (i) the uncertainty in the information technology industry and associated reductions in capital expenditures; (ii) geopolitical uncertainties; (iii) additional terrorist attacks; (iv) a lack of confidence in corporate governance and accounting practices; (v) the diversity in global economic conditions; (vi) continued intense competition; (vii) business and chief executive officer confidence in the economy; and (viii) other factors described under "Risk Factors" below. Accordingly, additional actions, including a further restructuring of our operations, may be required in the future. As a result, the demand for our products and services and, ultimately, our future financial performance, are difficult to predict with any degree of certainty.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
License	37%	46%	35%	45%
Service	63	54	65	55

Total revenues	100	100	100	100

Cost of revenues:
License	2	1	2	2
Service	36	37	38	41
Non-cash compensation expense	2	--	2	--

Total cost of revenues	40	38	42	43

Gross profit	60	62	58	57

Operating expenses:
Sales and marketing:
Non-cash compensation expense	2	1	2	1
Other sales and marketing expense	28	40	32	44
Research and development:
Non-cash compensation expense	2	1	3	1
Other research and development expense	23	28	25	27
Purchased in-process research and development	--	--	--	2
General and administrative:
Non-cash compensation expense	4	--	3	--
Other general and administrative expense	8	13	10	11
Amortization of intangible assets	5	5	6	5
Restructuring expense	--	1	2	8

Total operating expenses	72	89	83	99

Loss from operations	(12)	(27)	(25)	(42)

Interest expense	--	--	--	--
Other income (expense), net	--	1	(1)	1

Net loss	(12)%	(26)%	(26)%	(41)%

Comparison of the Three Months Ended September 30, 2003 and 2002

Revenues

License. Total license revenues decreased to $6.6 million for the quarter ended September 30, 2003 from $8.6 million, or approximately 23%, for the quarter ended September 30, 2002. License revenues for enterprise solutions decreased to $5.6 million for the quarter ended September 30, 2003 from $8.0 million, or approximately 29%, for the quarter ended September 30, 2002. License revenues for application products increased to $1.0 million for the quarter ended September 30, 2003 from $0.6 million, or approximately 45%, for the quarter ended September 30, 2002. The overall license revenue decrease was primarily due to smaller aggregate dollar sales to new and existing customers for our enterprise solutions.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, increased to $11.1 million for the quarter ended September 30, 2003 from $10.3 million, or approximately 8%, for the quarter ended September 30, 2002. Service revenues for enterprise solutions increased to $8.6 million for the quarter ended September 30, 2003 from $6.8 million, or approximately 28%, for the quarter ended September 30, 2002. Service revenues for application products decreased to $2.5 million for the quarter ended September 30, 2003 from $3.5 million, or approximately 29%, for the quarter ended September 30, 2002. The overall service revenues increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Cost of revenues

License. Cost of license revenues increased to $0.3 million for the quarter ended September 30, 2003 from $0.2 million, or approximately 64%, for the quarter ended September 30, 2002. These costs resulted in license gross margins of approximately 96% and 98% for the quarters ended September 30, 2003 and 2002, respectively.  The cost of license revenues reflects a higher royalty mix in the quarter ended September 30, 2003.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues decreased to $6.7 million for the quarter ended September 30, 2003 from $7.1 million, or approximately 5%, for the quarter ended September 30, 2002. These costs resulted in service gross margins of 39% and 31% for the quarters ended September 30, 2003 and 2002, respectively.  Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.

Operating Expenses

Sales and marketing. Sales and marketing expenses decreased to $5.3 million for the quarter ended September 30, 2003 from $7.7 million, or approximately 31%, for the quarter ended September 30, 2002. The decrease in these expenses was mainly attributable to a decrease of $1.8 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $0.3 million in marketing programs and trade shows and a decrease of approximately $0.5 million in office, facilities, depreciation and other related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of approximately $0.2 million of non-cash compensation expense.

Research and development. Research and development expenses decreased to $4.5 million for the quarter ended September 30, 2003 from $5.5 million, or approximately 18%, for the quarter ended September 30, 2002. The decrease in these expenses was mainly attributable to a decrease of $0.8 million in personnel related expenses due to a decrease in headcount and a decrease of approximately $0.4 million in office, facilities and depreciation related expenses due to restructuring actions implemented.  These decreases were partially offset by an increase of $0.2 million of non-cash compensation expense.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. During both the quarters ended September 30, 2003 and 2002, there were no expenses related to purchased in-process research and development.

General and administrative. General and administrative expenses decreased to $2.1 million for the quarter ended September 30, 2003 from $2.4 million, or approximately 12%, for the quarter ended September 30, 2002.  The decrease in these expenses was mainly attributable to a decrease of $0.7 million in personnel related expenses due to a decrease in headcount, a decrease of $0.1 million in office, facilities and depreciation related expenses due to restructuring actions implemented and a decrease of $0.1 million in professional services and other expenses.   These decreases were partially offset by an increase of approximately $0.5 million of non-cash compensation expense primarily related to vesting of restricted stock.

Amortization of intangibles. Amortization of intangibles was $0.9 million for the quarter ended September 30, 2003 compared to $1.0 million for the quarter ended September 30, 2002.

Restructuring expenses.  Restructuring expenses were none and $0.2 million for the three months ended September 30, 2003 and 2002, respectively.  All areas of the Company were affected by the restructuring in the three months ended September 30, 2002 which resulted in the reduction of 19 regular employees.  The restructuring was part of the Company's continued efforts to reduce expenses and improve efficiency to achieve cash flow and profitability breakeven in the near future.

Non-cash compensation expense. We recorded amortization of stock-based compensation expense of $0.2 million for the quarter ended September 30, 2003 compared to $0.4 million for the quarter ended September 30, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At September 30, 2003, approximately $0.4 million of stock-based compensation remained to be amortized.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25" and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance.  For the quarter ended September 30, 2003, $1.5 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The total stock-based compensation expense by operating classification is described as follows (in thousands):

	Three Months Ended
	September 30, 2003	September 30, 2002
Cost of revenues	$343	$62
Sales and marketing	304	77
Research and development	414	212
General and administrative	675	61

Total	$1,736	$412

Other Income (Expense), net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Other income (expense), net, decreased to none for the quarter ended September 30, 2003 from $0.2 million for the quarter ended September 30, 2002.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates and an asset write-off of disposed property and equipment.

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

Comparison of the Nine Months Ended September 30, 2003 and 2002

Revenues

License. Total license revenues decreased to $17.3 million for the nine months ended September 30, 2003 from $25.7 million, or approximately 33%, for the nine months ended September 30, 2002. License revenues for enterprise solutions decreased to $13.5 million for the nine months ended September 30, 2003 from $21.8 million, or approximately 38%, for the nine months ended September 30, 2002. License revenues for application products decreased to $3.8 million for the nine months ended September 30, 2003 from $3.9 million, or approximately 5%, for the nine months ended September 30, 2002. The overall license revenue decrease was primarily due to the lack of growth in the number of product implementations and smaller aggregate dollar sales by new and existing customers as they reduced or delayed spending.

Service. Total service revenues, including reimbursement of out-of-pocket expenses, increased to $31.4 million for the nine months ended September 30, 2003 from $31.0 million, or approximately 1%, for the nine months ended September 30, 2002. Service revenues for enterprise solutions increased to $23.9 million for the nine months ended September 30, 2003 from $22.3 million, or approximately 7%, for the nine months ended September 30, 2002. Service revenues for application products decreased to $7.5 million for the nine months ended September 30, 2003 from $8.7 million, or approximately 13%, for the nine months ended September 30, 2002. The overall service revenues increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Cost of revenues

License. Cost of license revenues decreased to $0.8 million for the nine months ended September 30, 2003 from $1.2 million, or approximately 30%, for the nine months ended September 30, 2002. These costs resulted in license gross margins of approximately 95% for both the nine months ended September 30, 2003 and 2002, respectively.  The aggregate cost of license revenues is in line with the decrease in aggregate license revenues.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues decreased to $19.5 million for the nine months ended September 30, 2003 from $23.4 million, or approximately 17%, for the nine months ended September 30, 2002. These costs resulted in service gross margins of 38% and 25% for the nine months ended September 30, 2003 and 2002, respectively.  Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.

Operating Expenses

Sales and marketing. Sales and marketing expenses decreased to $16.7 million for the nine months ended September 30, 2003 from $25.4 million, or approximately 34%, for the nine months ended September 30, 2002. The decrease in these expenses was mainly attributable to a decrease of $6.1 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $2.2 million in marketing programs, trade shows and professional services and a decrease of approximately $1.1 million in office, facilities, depreciation and other related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of $0.7 million of non-cash compensation expense.

Research and development. Research and development expenses decreased to $13.4 million for the nine months ended September 30, 2003 from $16.0 million, or approximately 16%, for the nine months ended September 30, 2002. The decrease in these expenses was mainly attributable to a decrease of $2.3 million in personnel related expenses due to a decrease in headcount and bonus expenses and a decrease of approximately $1.1 million in overhead allocations, office, facilities and depreciation related expenses due to restructuring actions implemented.  These decreases are partially offset by an increase of $0.7 million of non-cash compensation expense.

Purchased in-process research and development. In-process research and development expense represents technology acquired that on the date of acquisition, the technology had not achieved technological feasibility and there was no alternative future use based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. During the nine months ended September 30, 2003, there were no expenses related to purchased in-process research and development.  Purchased in-process research and development of $1.0 million for the nine months ended September 30, 2002 is related to the OnDemand, Inc. acquisition that was completed on April 1, 2002.

General and administrative. General and administrative expenses decreased to $6.6 million for the nine months ended September 30, 2003 from $6.7 million, or approximately 1%, for the nine months ended September 30, 2002. The decrease in these expenses was mainly attributable to a decrease of $1.2 million in personnel related expenses due to a decrease in headcount, a decrease of $0.1 million in office, facilities and depreciation related expenses due to restructuring actions implemented and a decrease of $0.4 million in professional services and other expenses.  These decreases were partially offset by an increase of $1.4 million of non-cash compensation expense primarily related to vesting of restricted stock and an increase of $0.2 million in state tax related expenses.

Amortization of intangibles. Amortization of intangibles was $2.7 million for both the nine months ended September 30, 2003 and 2002, respectively.

Restructuring expenses.  During the nine months ended September 30, 2003 and fiscal year 2002, several areas of the Company were restructured to reduce expenses and improve efficiency in order to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

Workforce reduction

The restructuring program resulted in the reduction of 30 regular employees during the nine months ended September 30, 2003 and 108 regular employees during fiscal year 2002. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $1.0 million and $3.8 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the loss could exceed the original estimate is approximately $1.9 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total expense	202	959	1,161
Non-cash	7	(130)	(123)
Cash paid	(280)	(1,778)	(2,058)

Reserve balance at September 30, 2003	$3,295	$242	$3,537

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of September 30, 2003, $3.5 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

Non-cash compensation expense. We recorded amortization of stock-based compensation expense of $0.6 million for the nine months ended September 30, 2003 compared to $1.4 million for the nine months ended September 30, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At September 30, 2003, approximately $0.4 million of stock-based compensation remained to be amortized.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25" and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance.  For the nine months ended September 30, 2003, $4.4 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The total stock-based compensation expense by operating classification is described as follows (in thousands):

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cost of revenues	$1,121	$233
Sales and marketing	995	313
Research and development	1,279	602
General and administrative	1,653	222

Total	$5,048	$1,370

Other Income (Expense), net, and Interest Expense

Interest and other income, net, consist primarily of interest income generated from our cash, cash equivalents, short-term investments, foreign currency gains and losses and other non-operating income and expenses. Interest expenses are incurred in connection with outstanding borrowings. Other income (expense), net, decreased to $(0.1) million for the nine months ended September 30, 2003 from $0.7 million for the nine months ended September 30, 2002.  The decrease is mainly attributable to a lower return on our investments as a result of declining investment balances and lower interest rates, the write-off of a long outstanding acquisition-related balance and an asset write-off of disposed property and equipment.

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

Liquidity and Capital Resources

Our cash, cash equivalents, short-term investments and restricted cash and long-term restricted cash consist principally of money market funds, municipal bonds, and marketable equity securities, which totaled $34.2 million at September 30, 2003. All of our short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of operations.

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items including depreciation, amortization, non-cash compensation expense and the effect of changes in assets and liabilities.  Cash used in operating activities for the nine months ended September 30, 2003 was $11.2 million and consisted primarily of our net loss of $12.5 million adjusted for non-cash items of approximately $10.0 million and the effect of changes in assets and liabilities of approximately $8.7 million. The effect of changes in assets and liabilities resulted primarily from an increase other assets of $0.5 million, a decrease in accounts payable of $3.1 million, a decrease in accrued expenses of $2.5 million and a decrease in deferred revenue of $2.6 million.  Cash used in operating activities for the nine months ended September 30, 2002 was $8.7 million and consisted primarily of our net loss of $23.7 million adjusted for non-cash items of approximately $8.5 million and the effect of changes in assets and liabilities of $6.5 million. The effect of changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $6.8 million, a decrease in prepaid expenses and other assets of $2.3 million, an increase in accrued expenses of $2.1 million and partially offset by a decrease in other liabilities of $0.8 million and a decrease in deferred revenue of $3.9 million.

Cash provided by investing activities for the nine months ended September 30, 2003 was $8.2 million and consisted primarily of $8.6 million of proceeds from sales and maturities of short-term investments (net of purchases of short-term investments) and partially offset by approximately $0.4 million of property and equipment purchases.  Cash provided by investing activities for the nine months ended September 30, 2002 was $6.4 million and consisted primarily of approximately $12.2 million of proceeds from sales and maturities of short-term investments (net of purchases of short-term investments) and partially offset by $4.8 million for proceeds used in the acquisition of OnDemand, Inc. (net of cash acquired) and $1.0 million of property and equipment purchases (net of proceeds from disposal of property and equipment).

Cash provided by financing activities for the nine months ended September 30, 2003 was $3.0 million and consisted primarily of proceeds from borrowings of $0.9 million (net of repayment of borrowings), $1.3 million of proceeds from the issuance of common stock for the employee stock purchase plan, $0.5 million from the repayment of notes receivable and approximately $0.3 million of proceeds from the exercise of stock options by employees. Cash provided by financing activities for the nine months ended September 30, 2002 was $5.4 million and consisted of proceeds from the exercise of stock options of $1.5 million, proceeds from the issuance of common stock for the employee stock purchase plan of approximately $1.6 million, proceeds from the sale of 479,100 shares of our common stock to Canadian Imperial Holdings Inc. for an aggregate purchase price of $3.0 million and partially offset by the repayment of borrowings of $0.7 million (net of proceeds from borrowings).

At September 30, 2003, we had a balance of $1.5 million in the form of short-term investments, which were restricted from withdrawal and is now classified as long-term restricted cash on our balance sheet. The balance serves as a security deposit in a revenue transaction. At September 30, 2003 and December 31, 2002, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

Notes payable

Borrowings consist of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand, Inc.  Interest rates range from 12.86% to 15.00%.  The notes are due at various times through 2004.  As of September 30, 2003, the total outstanding notes payable balance for equipment leases was approximately $0.2 million.

In February 2003, we entered into a note payable agreement for our Directors' & Officers' ("D&O") insurance policy totaling $1.0 million.  The interest rate is 6% and principal and interest payments on the note payable will be made on a monthly basis through October 2003.  As of September 30, 2003, there was no outstanding note payable balance related to the D&O insurance policy .

Revolving line of credit

Our two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of an accounts receivable line and an equipment line.

Under the line of credit, our assets collateralize borrowings under both elements, and we are required to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuance subsequent to the effective date of this line of credit agreement.  Certain other covenants also apply.

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $7.5 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank's prime rate plus 0.5%. Advances are available on a non-formula basis up to $2,000,000 (non-formula portion), however, if outstanding receivables exceed $2,000,000, then all outstanding receivables shall be covered by 80% of Eligible Accounts.

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%.  In March 2003, we borrowed $2.5 million against the equipment line of credit.  At September 30, 2003, the outstanding line of credit balance was $1.9 million.  At September 30, 2003, we were in compliance with the respective debt covenants.

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

Future Commitments

Future payments due under debt and lease obligations as of September 30, 2003 are as follows (in thousands):

	Borrowings	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2003	$258	$688	$(143)	$803
Fiscal 2004	1,123	2,946	(438)	3,631
Fiscal 2005	750	2,104	(143)	2,711
Fiscal 2006	--	2,258	--	2,258
Fiscal 2007	--	2,224	--	2,224
Thereafter	--	4,664	--	4,664

Total	$2,131	$14,884	$(724)	$16,291

We have entered into a two-year agreement, beginning March 19, 2002, with Merit International ("Merit"), pursuant to which Merit will provide exclusive training and certain non-exclusive consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Merit our training operations including selected employees. In addition, Merit will provide to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement will provide us with high quality training and consulting services.  As part of the original agreement, we were required to pay Merit certain minimum revenue amounts and were subject to an early termination fee.  In September 2003, we amended the agreement by extending its effective date through March 2006 and we are no longer required to make minimum revenue payments to Merit or an early termination fee.  As part of the amendment, Merit has agreed to share a portion of Merit-Chordiant monthly consulting revenues with us as follows:  0% revenue share of Merit-Chordiant monthly consulting revenues of (British Pounds) 0 to 157,000; 10% revenue share of Merit-Chordiant monthly consulting revenues exceeding (British Pounds) 157,001 and up to 300,000; and 15% revenue share of Merit-Chordiant monthly consulting revenues exceeding (British Pounds) 300,001.

Subsequent Event

On October 21, 2003, Steve Vogel announced he was leaving the company after serving approximately two and a half years as Chief Financial Officer and Senior Vice President of Finance effective immediately after the filing of the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2003. Concurrent with this announcement, the company announced the appointment of Michael Shannahan as Senior Vice President of Finance commencing October 27, 2003.  Mr. Shannahan will assume the position of Chief Financial Officer after Mr. Vogel's departure.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live date." We define the "go-live date" as the date on which the essential product functionality has been delivered or on which the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change has been identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date or if the project has not reached the go-live date under the percentage of completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition."

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

Allowance for doubtful accounts and accruals for litigation

We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $15.2 million, net of allowance for doubtful accounts of $0.2 million and long-term accounts receivable included in Other assets of $0.8 million as of September 30, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Determining functional currencies for the purpose of consolidation

We have several foreign subsidiaries which together accounted for approximately 79% of our revenues, 48% of our assets and 65% of our total liabilities as of and for the nine months ended September 30, 2003.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary's local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of approximately $1.3 million which were included as part of accumulated other comprehensive income within our balance sheet at September 30, 2003.

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

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003.  Accordingly, we have no liabilities recorded for these liabilities as of September 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2003.

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

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns, vendor viability concerns and our limited resources may make the closing of large license transactions to new and existing customers difficult.

Our revenues fell in the nine months ended September 30, 2003 compared to revenues for the nine months ended September 30, 2002. Our revenues will continue to decrease in 2003 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new license transactions without some assurance that the vendors will continue to operate and that the economy both in the customer's home country and worldwide will have some economic and political stability. The issues of vendor viability including our limited resources and geopolitical instability will continue to make closing large license transactions difficult. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

We expect to continue to incur losses and use cash and may not achieve or maintain profitability. In addition, we may continue to reduce our cash balance, which would cause our stock price to decline.

We incurred losses of $2.1 million and $12.5 million for the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, we had an accumulated deficit of $185.0 million. We expect to continue to incur losses during the next fiscal year. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we can achieve this growth, maintain our past growth rates or generate sufficient revenues to achieve profitability. Cash and cash equivalents, short-term investments and restricted cash and long-term restricted cash at September 30, 2003 and December 31, 2002 was $34.2 million and $41.5 million, respectively.

Because a small number of customers account for a substantial portion of our revenues, our revenues are dependent upon our ability to continue to win large contracts with new and existing customers.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenue, deferred revenues and net income. For the three months ended September 30, 2003, Royal Bank of Scotland and Canadian Imperial Bank of Commerce accounted for approximately 22% and 11% of our total revenues, respectively. For the three months ended September 30, 2002, USAA accounted for 43% of our total revenues, respectively.  For the nine months ended September 30, 2003, Barclays and Royal Bank of Scotland accounted for 10% and 14% of our total revenues, respectively. For the nine months ended September 30, 2002, USAA, Hutchinson 3 G and Lloyds TBS accounted for 21%, 15% and 12% of our total revenues, respectively.  While our size has increased and customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

Our percentage of license revenues derived from deferred revenue may continue to decline, which may reduce our forecasting accuracy resulting in investor disappointment and resulting stock price reductions.

Historically, a large amount of license revenues flowed through deferred revenue. For the three months ended September 30, 2003 and 2002, 67% and 19%, respectively, of license revenues were derived from deferred revenue. For the nine months ended September 30, 2003 and 2002, 47% and 59%, respectively, of license revenues were derived from deferred revenue.  Less reliance on deferred revenue requires the licensing of software that does not involve significant implementation or customization essential to its functionality. If we are unable to increase license revenues from products that do not involve significant implementation or customization essential to its functionality, we may miss our revenue forecasts, which may cause our stock price to decline.

Our reliance on international operations may cause reduced revenues and increased operating expenses.

For the three months ended September 30, 2003, international revenues were $12.7 million or approximately 71% of our total revenues. For the three months ended September 30, 2002, international revenues were $9.0 million or approximately 48% of our total revenues. For the nine months ended September 30, 2003, international revenues were $38.5 million or approximately 79% of our total revenues. For the nine months ended September 30, 2002, international revenues were $39.7 million or approximately 70% of our total revenues.  We expect international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

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

Sales of our products and services in three large markets-financial and insurance services, travel and leisure and telecommunications-accounted for approximately 79% and 85% of our total revenues for the three months ended September 30, 2003 and 2002, respectively.  Sales of our products and services in three large markets-financial and insurance services, travel and leisure and telecommunications-accounted for approximately 81% of our total revenues for both the nine months ended September 30, 2003 and 2002, respectively.  We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2003. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

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

Our services revenues have had lower gross margins than our license revenues. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. We anticipate that services revenues will continue to represent over 50% of total revenues. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

Because we have reduced the size of our workforce, we may not have the workforce necessary to support our platform of products, and if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could impact the development and sales of our products.

In 2002 and 2003, we reduced the size of our workforce and may carry out further reductions in the future. Our reductions were intended to align our operating expenses with our revenue expectations. However, these reductions or future reductions could have a negative impact on our operating performance because we may not have the workforce necessary to support the develop of additional products. Further, in the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce or outsource certain functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

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

Our failure to successfully integrate with future acquired or merged companies and technologies could prevent us from operating efficiently.

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity, additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Growth through mergers and acquisitions has several identifiable risks, including difficulties associated with successfully integrating distinct businesses into new organizations, the substantial management time devoted to integrating personnel, technology and entire companies, the possibility that we might not be successful in retaining the employees, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology, merged/acquired companies or content into our products (such as unanticipated expenses). Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2003 (in thousands):

	2003	Fair Value	2004	Fair Value
Short-term investments and restricted cash	$--	$--	$581	$581
Average interest rates	--%		1.60%

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

Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 71% and 48% of total revenues for the three months ended September 30, 2003 and 2002, respectively. International revenues from our foreign subsidiaries accounted for approximately 79% and 70% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, one of our foreign subsidiaries holds cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency losses, net for the three months ended September 30, 2003 and 2002 were $0.1 million and zero, respectively.   Foreign currency net gains and losses for both the nine months ended September 30, 2003 and 2002, respectively, were less than $0.1 million.

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

Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining our Disclosure Controls.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our Disclosure Controls as of September 30, 2003, have concluded that our Disclosure Controls are effective to provide reasonable assurances that our Disclosure Controls will meet their defined objectives.

Changes in internal controls.  During the period covered by this Quarterly Report on Form 10-Q, we did not make any significant changes in our Internal Controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

Beginning in July 2001, we and certain of our officers and directors, as well as the underwriters of our initial public offering ("IPO") and hundreds of other companies ("Issuers"), individuals and IPO underwriters, were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York. Those cases are now consolidated under the caption, In re Initial Public Offering Securities Litigation, Case No. 91 MC 92.   In the amended complaint against Chordiant, the plaintiffs allege that Chordiant, certain of our officers and directors and our IPO underwriters violated section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.  In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant's officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other company defendants and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the company defendants.  In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.  In September 2003, in connection with the possible settlement, those officers and directors who had entered tolling agreements with Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized.

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

(b) Reports on Form 8-K

On July 22, 2003, the Company furnished a Current Report on Form 8-K which announced the Company's financial results for the quarter ended June 30, 2003 and certain other information.  A copy of the Company's press release announcing the financial results and certain other information was attached and incorporated therein by reference.

On September 10, 2003, the Company filed a Current Report on Form 8-K announcing the appointment of R. Andrew Eckert as a Class II Director and the resignation of Bill Ford as a Class II Director.  A copy of the Company's press release announcing Mr. Eckert's appointment to the Board and Mr. Ford's resignation from the Board was attached and incorporated therein by reference.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2003

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