Form 10-K
period 2003-12-31
CHORDIANT SOFTWARE INC
filed 2004-03-08
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Stock $.001 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter: $70,364,922.

As of February 27, 2004, there were 71,740,677 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2004, in connection with the registrant’s 2004 Annual Meeting of Stockholders, are incorporated herein by reference into Part II and Part III of this Annual Report on Form 10-K.

CHORDIANT SOFTWARE, INC.

FORM 10-K

PART I

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Annual Report contains certain information that is forward-looking in nature. This information is based on our current expectations, assumptions, estimates and projections about our business and our industry, and involves known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and those discussed elsewhere in this document. These and many other factors could affect the future financial and operating results of Chordiant. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1.    BUSINESS

Overview

We (Chordiant Software, Inc.) are an enterprise software vendor that offers software solutions for global business to consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in retail financial services, communications and consumer direct industries.

We deliver a complete customer solution that includes software applications and tools and services that enable businesses to integrate their customer information and corporate systems so that they can have an accurate, real-time view of their customers across multiple forms of customer interaction.

We believe our solutions offer great flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. Our solutions enable companies to control and change their business policies and processes. We believe that we are leaders in providing business process driven solutions for customer management.

Our software solutions and architecture are based on leading industry standards that are widely adopted by business customers in the industries we serve. We believe these solutions are capable of being the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

The Chordiant Solution

The complexities of integrating software for complex and disparate information systems to enable a real-time view for customer interactions have forced enterprises to settle for prepackaged customer system applications that require predetermined, inflexible, vendor-defined customer data models, processes and solutions. Custom-built solutions sometimes yielded better results, but have been slow to build, costly to deliver and expensive to maintain.

The complexities of marketing, selling and servicing multiple product lines to many customers have confounded the efforts of many prepackaged customer software application vendors, delivering only static versus dynamic customer solutions. We believe that contemporary organizations require flexible solutions with real-

time capabilities that are delivered across the enterprise and are powered by business rules and processes that address this complex business environment and constantly changing customer needs.

Our product solutions are designed for global enterprises seeking to optimize marketing, selling and servicing efforts. We have designed our products to integrate customer information from different data sources, generate business processes based on a customer’s specific profile and requests, and provide uniform service and data to customers across multiple communication channels. Our products are designed to enable companies to deliver appropriate offers and information to a targeted customer at the time of customer need.

Key benefits of our solutions include the following:

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

Automated, sophisticated decision-making processes.    Workflow and rules-driven business processes help companies to make automated, yet informed, decisions about customer inquiries. Our workflow processing server technology supports customizable business processes allowing companies to manage processes and execute business rules consistently. Our business process designer is a graphical user interface application that allows companies to customize and automate their unique processes and business rules. Business rules, policies, and processes can be changed and reused quickly in a number of customer-facing applications. Our sophisticated routing engine is designed to allow companies to instantly determine how to respond to specific customer inquiries and generate offers appropriate for particular customers.

Consistent customer experience across multiple channels.    We believe that companies providing customers with a consistent experience across multiple communication channels enjoy greater customer satisfaction because customers are able to receive the same reliable service and information regardless of how they choose to contact the company. There is a large and increasing number of customer communications channels, including web, e-mail, fax, self-service systems, mobile devices, call centers and retail outlets. Our solutions implement a common set of business processes and rules uniformly across systems already existing in different customer communications channels.

Standard and customizable business services.    We believe that companies that implement their unique business processes will realize greater levels of efficiency, consistency and customer satisfaction. We believe this results in customer cost improvements and customer service index improvements. Our solutions provide a broad set of standard business objects, or fundamental business functions, that are common across industries. These standard business objects can be modified to accommodate specific customer and business processes, policies and transactions of individual companies. Additionally, our solutions adapt to many existing company transaction systems and legacy data warehouses thereby leveraging these existing investments companies have previously made. We believe our solutions allow companies an increased return on their existing information systems as measured by increased retention rates, increased revenue per customer and increased profitability.

Product Solutions

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of individual customers across multiple business channels integrating multiple lines of business. Our solutions are designed to enable global business-to-consumer enterprises to optimize marketing, selling and servicing efforts. The solution suite is typically licensed as an integrated set of products, applications and functionalities based on an open systems environment capable of deployment throughout a customer’s information technology infrastructure. This integrated suite includes the following products:

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

Chordiant 5 Selling and Servicing.    Chordiant 5 Selling & Servicing provides role-based application interfaces that optimize real-time, process driven interactions between a company and its customers. The solution provides a company’s employees who interact with customers and business partners a series of role-based interfaces for matching a company’s unique business policies and processes to individual customers to optimize selling and servicing interactions. The solution automates a company’s business policies and processes which in turn accelerates customer sales cycles, improves customer interactions and gains consistent customer interactions. By using Chordiant 5 Selling & Servicing applications, companies are able to increase the effectiveness of sales or service offerings by matching customer profiles and contact histories with appropriate offers to increase cross-sell effectiveness and opportunities. The Chordiant 5 Selling & Servicing solution suite is comprised of the following application products:

•	Chordiant 5 Branch Advisor is a web browser-based application that allows customer information and application functionality to be broadly shared within and outside a company. Chordiant 5 Branch Advisor helps a company’s employees and partners optimize customer selling and servicing interactions through a company’s branch, back-office and partner/retail operations.

•	Chordiant 5 Call Center Advisor is a web browser-based application designed to provide a full set of servicing and selling business processes for high volume transactional call centers. The desktop environment is completely browser-based and utilizes unique server-side computer telephony integration provided in the Chordiant 5 Enterprise Platform for call handling, queuing, routing and sequencing customer communications, application processes and work fulfillment. The environment is designed to meet the significant performance and time-dependency requirements supporting high-volume transaction and business processes common to enterprise contact centers.

The Chordiant 5 Enterprise Platform.    The Chordiant 5 Enterprise Platform provides a number of software servers for managing a company’s business to consumer policies, processes, profiles and integration interfaces and connections. The Chordiant 5 Enterprise Platform includes the Chordiant 5 Foundation Server, a set of Chordiant 5 application connectors, and four optional Chordiant 5 application server products.

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

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services, telecommunications, travel and leisure industries. Our customers include: USAA, T-Mobile, Lloyds TSB Bank, Bank of Ireland, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank, Canadian Tire Financial Services, Barclays Bank, Direct Line, CIBC Bank, Halifax plc, Nokia, British Telecom and British Sky Broadcasting (BskyB). Our customers represent companies of all sizes, but our sales efforts are targeted on large global institutions from industries such as financial services, communications, and consumer direct industries.

Technology

We design and build our products to provide enterprise customer management solutions for large companies serving individual consumers. Our JX architecture is an open standards-based enterprise platform based on industry standard J2EE and XML technology. Our JX architecture delivers XML connectivity and a J2EE standard object environment. Our JX architecture and in particular the Chordiant Enterprise Platform are J2EE compliant. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with legacy and third-party information technology systems.

Certain of our products use technology modules from third party technology providers including Sun Microsystems, IBM and BEA Systems. Our products are based on open system standards and are designed to be scalable and integrate with a company’s various information technology systems, networks and telephony systems. Our enterprise platform solutions support industry standard J2EE application servers including IBM WebSphere and BEA WebLogic. Our server software runs on UNIX server platforms from Sun Microsystems and IBM.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by the selling and support efforts through business alliance partners such as IBM and Accenture, systems integrators and technology vendors. Our market focus is the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers. We target our sales and marketing efforts, together with our product design efforts, on industries such as retail banking, insurance, consumer financial services, telecommunications and consumer direct industries.

The sales process generally ranges from three to twenty-four months depending on the level of knowledge that prospective customers need about the use and benefits of our solutions and the involvement of systems integrators. During the sales process, we typically approach the senior management teams of the business and information technology departments of a prospective customer’s organization. We utilize sales teams consisting of sales and technical professionals who work with our systems integration partners to create company specific proposals, presentations and demonstrations that address the needs of the business and its technology requirements.

In the United States we have sales offices in the greater metropolitan areas of Boston, Chicago, New York, and San Antonio. Our corporate offices are located in Cupertino, California. Outside the United States, we have offices in London, Paris, Amsterdam, Frankfurt, and Munich.

Our Services

We offer a comprehensive set of customer services including professional consulting services and product support and training services. We believe that providing high quality customer service is critical to achieving rapid product implementation, customer success and revenue growth.

Professional Services

We provide implementation consulting and customer support services to licensed customers through our worldwide professional services organization. Our professional services consulting teams assist customers and systems integrator partners in the design and implementation of our software solutions.

Our professional services organization deploys consultants as part of the project team alongside systems integration partners and members of the customer’s internal team to provide technical knowledge, business engineering, project guidance and quality assessments during project implementation. In the design stage, we provide a variety of professional services that help determine a customer’s business processes and the technical requirements of the solutions implementation. In the implementation stage, we use a delivery methodology to assist customers and integration partners in planning and managing the implementation. Typically, systems integrators, supported by our consultants, manage the overall project and implement the products with a customer’s existing communications, applications, databases and transaction systems. In the final phases of an implementation, the systems integrators provide deployment services to enable a customer’s internal team to implement the system, train internal users and provide first-level end-user support.

Although our primary strategy is to leverage our strategic systems integration partners for implementations, our internal professional services organization is integral in implementing our enterprise platform software solutions for our customers. We believe that our consulting services enhance the use and administration of our software solutions, facilitate the implementation of our solutions and result in sharing best business practices with client and systems integrator project teams. In addition to implementing our software, our professional services organization works closely with our internal research and development organization to enhance existing, and design our new, software solutions.

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

Services revenues provided by us in the year ended December 31, 2003 accounted for approximately 61% of our total revenues.

Customer Support

Our customers have a choice of support and maintenance options depending on the level of service desired. Our technical support services are available to clients by telephone, over the web and by e-mail. Additionally, we provide product enhancement releases to all customers as part of our support and maintenance contracts. We use a customer service automation system to track each customer inquiry until it is resolved. We also make use of our website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

In fiscal year 2003 we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. In fiscal year 2004 we plan to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses.

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

We entered into a two-year agreement, beginning March 19, 2002, with Business Agility, formerly Merit International, pursuant to which Business Agility provides exclusive training and certain non-exclusive consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Business Agility our training operations including selected employees. In addition, Business Agility provides to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. In September 2003, we amended the agreement by extending its effective date through March 2006.

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

Our product development teams have extensive experience in enterprise and distributed computing, J2EE and object oriented development, data management, workflow engineering, transaction system interfaces and Internet technologies. Our research and development expenditures were $16.3 million and $20.1 million for the years ended December 31, 2003 and 2002, respectively.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships.    To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture and IBM Global Services and Business Agility. We plan to expand these relationships to increase our capacity to license and implement our products. We have trained consultants in these organizations for the implementation and support of our solutions. We believe that expanding our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

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

Competition

The market for our products is highly competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. The competitive landscape is quickly evolving to address the convergence of customer interaction applications, back-office systems and e-business services. The most significant competition we face is from customers’ internal development efforts, custom system integration, as well as other software providers that offer integration and development platforms.

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

Custom System Integration Projects

Another source of competition results from systems integrators engaged to build a custom development application. The introduction of a systems integrator typically increases the likelihood of success for the customer. The competitive factors in this area require that we demonstrate to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported product developed by a dedicated professional software organization.

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

Application Software Competitors

Our primary competition is from internal development at our customers and potential customers as discussed above. However, other competitors include providers of traditional, first-generation customer relationship management, enterprise resources planning, call center, marketing automation software and sales force automation software. These vendors include, among others, companies such as: PeopleSoft, Inc., Pegasystems Inc., E.phipany, Inc. and Siebel Systems, Inc.

Some of these companies have longer operating histories, greater financial, marketing and other resources, greater name recognition in other markets and a larger base of customers than we do. In addition, some companies have well-established relationships with our current and potential customers. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products than we can.

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure that we will be able to compete successfully against current and future competitors or that competitive pressure faced by us will not materially and adversely affect our business, operating results and financial condition.

Intellectual Property and Propriety Rights

Our success is dependent upon our ability to develop and protect proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, patents pending, trade secrets, and copyright and trademark laws to protect our intellectual property and proprietary rights.

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

We integrate third party software into our products. We believe integrated technology represents under 10% of the value of our software products and has historically ranged from 4% to 7% of total license revenues. The third party software may not continue to be available on commercially reasonable terms or at all. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

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

Employees

As of December 31, 2003, we employed 279 full time employees. Of that total, 93 were primarily engaged in product development, engineering or systems engineering, 74 were engaged in sales and marketing, 73 were engaged in professional services and 39 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

For a detailed description of our sales by geographic region, refer to Note 18 in this Form 10-K.

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

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns and vendor viability concerns could make the closing of license transactions to new and existing customers difficult.

Our revenues fell in fiscal year 2003 compared to revenues in fiscal year 2002. Our revenues will continue to decrease in 2004 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the vendors will continue to operate and that the economy both in the customer’s home country and worldwide will have some economic and political stability. The issues of vendor viability including our limited resources and geopolitical instability will continue to make closing large license transactions difficult. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

We expect to continue to incur losses on a generally accepted accounting basis and may not achieve or maintain profitability, which would cause our stock price to decline.

We incurred losses of $16.4 million and $32.3 million for the years ended December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, we had an accumulated deficit of $188.9 million. We may continue to incur losses during the first half of 2004 and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Cash and cash equivalents, short-term investments and restricted cash and long-term restricted cash at December 31, 2003 and December 31, 2002 were $38.3 million and $41.5 million, respectively.

Because a small number of customers account for a substantial portion of our revenues, our revenues are dependent upon our ability to continue to win large contracts with new and existing customers.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the year ended December 31, 2003, Royal Bank of Scotland accounted for 11% of our total revenues. For the year ended December 31, 2002, USAA, Hutchinson 3 G and Lloyds TSB accounted for 17%, 13% and 11% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the risks associated with our international operations, our operating expenses and net income will be adversely affected.

For the year ended December 31, 2003, international revenues were $52.4 million or approximately 77% of our total revenues. For the year ended December 31, 2002, international revenues were $54.2 million or approximately 73% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, risks associated with:

•	Difficulties in managing our widespread operations;

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with licensing products and servicing customers in foreign markets;

•	Currency fluctuation and hedging activities; and

•	Economic downturns in international economies.

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

We face risks associated with our foreign operations.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. Our international sales as a percentage of our total sales comprised 77%, 73% and 84% of our total sales for 2003, 2002 and 2001, respectively. In 2003, our operating results have been positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition in our markets could result in price reductions for our products and services, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. We consider our primary competition to be from internal development, custom systems integration projects and application software competitors. In particular, we compete with:

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

We may experience a shortfall in revenue, earnings, cash flow or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

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

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenues and earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Our operating results fluctuate significantly and delays in implementation of our products may cause unanticipated declines in revenues or cash flow, which could disappoint investors and result in a decline in our stock price.

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized most of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. Thus, delays in implementation by our customers and systems integration partners would reduce our quarterly revenue. Historically, a significant portion of new customer orders have been booked in the third month of the calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue. If our revenues or operating margins are below the expectations of the investment community, our stock price is likely to decline.

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies increasingly rely on our ability to form long-term strategic relationships with system integrators, in particular, with IBM and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these parties may be more likely to recommend competitors’ products and services.

Failure to successfully customize or implement our products for a customer could prevent recognition of revenues, collection of amounts due or cause legal claims by the customer.

If a customer is not able to customize or deploy our products successfully, the customer may not complete expected product deployment, which could prevent or delay recognition of revenues and collection of amounts due, and could result in claims against us. We have, in the past, had disputes with customers concerning product performance.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, revenue and cash receipt could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003 we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. In fiscal year 2004 we plan to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations and financial results. Failure to effectively manage the organization and operations will harm our business and financial results.

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

Based on certain accounting standards involving stock compensation, we may incur variable accounting costs related to the issuance of restricted stock and certain stock options, including those associated with our stock option cancellation/re-grant program. Accounting standards require us to re-measure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional stock-based compensation costs in future periods. Refer to the discussions under the caption “Stock-based compensation” set forth in Note 2 and the discussions under the caption “Stock-based compensation expense” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. Although Chordiant and almost all of the other issuers have approved in principle a tentative settlement with the plaintiffs, it remains subject to a number of procedural conditions, as well as formal approval by the Court. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues.

Defects in our products could diminish demand for our products and result in decreased revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time-to-time in our new, acquired or enhanced products. Any significant software errors in our products may result in decreased revenues, decreased sales, injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered software errors in our products as well as in third-party products, and as a result have experienced delays in the shipment of our new products. The latest major release of our primary product suite was introduced in December 2003.

To date, our sales have been concentrated in the financial services, travel and leisure and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets—financial and insurance services, travel and leisure and telecommunications—accounted for approximately 81% and 82% of our total revenues for the years ended December 31, 2003 and 2002, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues in 2004. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

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

In 2002 and 2003, we reduced the size of our workforce and may carry out further reductions in the future. Our recent reductions were intended to align our operating expenses with our revenue expectations. In the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

If we fail to introduce new versions and releases of functional and scalable products in a timely manner, customers may license competing products and our revenues may decline.

If we are unable to ship or implement enhancements to our products when planned, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to achieve anticipated revenues. We have in the past, and expect in the future, to derive a significant portion of our total revenues from the license of our primary product suite. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline. We have in the past experienced delays in the planned release dates of new versions of our software products and upgrades. New versions of our products may not be released on schedule or may contain defects when released.

We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our products.

We license from several software providers technologies that are incorporated into our products. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. The loss of the technology licenses could result in delays in the license of our products until equivalent technology is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

ITEM 2.    PROPERTIES

Our headquarters are located in offices that are approximately 31,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2008. We also lease office space in Mahwah, New Jersey and in the greater metropolitan areas of Boston, Chicago, New York City, San Antonio, London, Paris, Amsterdam, Frankfurt and Munich. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.    LEGAL PROCEEDINGS

Beginning in July 2001, we and certain of our officers and directors were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s (collectively, the “IPO Lawsuits”).

In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant’s officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the IPO Lawsuits without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the Issuers. In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. In September 2003, in connection with the possible settlement, those officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

	High	Low
Year Ended December 31, 2003
First Quarter	$1.98	$1.03
Second Quarter	$2.15	$0.81
Third Quarter	$3.69	$1.82
Fourth Quarter	$5.45	$3.08
Year Ended December 31, 2002
First Quarter	$8.86	$4.11
Second Quarter	$7.53	$1.60
Third Quarter	$2.40	$0.57
Fourth Quarter	$2.01	$0.74

As of February 27, 2004, there were approximately 235 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors, officers and key employees have entered into trading plans for selling shares in our securities. As of December 31, 2003, the directors and executive officers who have entered into trading plans include Stephen Kelly, Sam Spadafora, Don Morrison and Allen Swann. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

We did not make any unregistered sales of our common stock during the fourth quarter of 2003.

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million which will be used for working capital and other general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item will be contained in the Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is hereby incorporated by reference thereto.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from the audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this Form 10-K. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options and warrants to purchase common stock and common stock subject to repurchase rights that we hold), since their effect would be anti-dilutive. See the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Our historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$68,266	$73,851	$77,464	$35,109	$18,535

Net loss	(16,403)	(32,321)	(42,262)	(35,356)	(23,137)

Net loss per share—basic and diluted	$(0.28)	$(0.59)	$(0.86)	$(1.05)	$(4.34)

Weighted average shares used in computing basic and diluted net loss per share	59,353	55,055	49,252	33,690	5,327

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,218	$30,731	$27,068	$41,465	$6,719
Working capital	19,931	20,569	39,731	60,529	1,833
Total assets	83,811	90,759	114,865	107,448	22,086
Short-term and long-term borrowings	—	1,250	75	595	13,225
Short-term and long-term deferred revenue	18,396	18,594	26,863	30,045	10,196
Mandatorily redeemable convertible preferred stock	—	—	—	—	51,609
Stockholders’ equity (deficit)	$48,446	$50,811	$71,300	$63,320	$(57,782)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1 of this Form 10-K under the caption “ Risk Factors” and those discussed elsewhere in this annual report and in our other SEC filings. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in retail financial services, communications and consumer direct industries.

We deliver a complete customer solution that includes software applications and tools and services that enable businesses to integrate their customer information and corporate systems so that they can have an accurate, real-time view of their customers across multiple forms of customer interaction.

We believe our solutions offer great flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. Our solutions enable companies to control and change their business policies and processes. We believe that we are leaders in providing business process driven solutions for customer management.

Our software solutions and architecture are based on leading industry standards that are widely adopted by business customers in the industries we serve. We believe these solutions are capable of being the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

Our target customers include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships requiring high levels of personalized services. We began marketing our enterprise solutions in 1997. Through our acquisitions of Prime Response, Inc. (“Prime Response”), OnDemand, Inc. (“OnDemand”), and of certain technology from ActionPoint, Inc. (“ActionPoint”), and ASP Outfitter, Inc. (“ASP Outfitter”), we have added new products to our product offerings. Our customers include global companies in the financial services, telecommunications, retail and travel services industries. Our solutions seek to fulfill the requirements these companies have for enterprise-wide customer system software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the internet and e-mail.

Service revenues as a percentage of total revenues were 61%, 56% and 49% for the years ended December 31, 2003, 2002 and 2001, respectively. We expect that service revenues will continue to represent over 50% of our total revenues.

We sell our products through our direct sales force, and we augment our sales efforts through relationships with systems integrators, application service providers and technology vendors.

For the years ended December 31, 2003, 2002 and 2001, revenues were derived from customer accounts in North America, Europe and the rest of the world. For the years ended December 31, 2003, 2002 and 2001, international revenues were $52.4 million, $54.2 million and $65.0 million or approximately 77%, 73% and 84% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

A small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders or delays in the product implementations for a customer can have a material impact on our revenues. We expect that revenues from a small number of customers will continue to account for a majority of our total quarterly revenues in the future. Customer concentration has declined over the past two years, but we expect that certain customers could each account for more than 10% of our total revenues in future periods.

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

Our international revenue growth rate has continued to outpace our United States revenue growth rate. We believe this has occurred because the U.S. economy has been weak compared to areas where we have an international presence and our leadership and market presence have been very strong internationally, particularly in the United Kingdom.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended December 31,
	2003	2002	2001
The Royal Bank of Scotland	11%	—	10%
USAA	—	17%	—
Hutchinson 3 G	—	13%	10%
Lloyds TSB	—	11%	18%
EDS	—	—	13%

Since our inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our product development, sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees decreased to 279 at December 31, 2003 from 328 at December 31, 2002, representing a decrease of approximately 15%. The decrease was due to reductions in force that occurred during fiscal year 2003. We anticipate that our operating expenses will increase modestly during fiscal year 2004 when compared to fiscal year 2003.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to estimates of percentage of completion on our service contracts, uncollectible receivables, valuation allowances, intangible assets, income taxes, restructuring costs and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, “Software Revenue Recognition.”

We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional substantive stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.”

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

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to three years. Our training and consulting services revenues are recognized as such services are performed.

Allowance for doubtful accounts.    We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $12.0 million, net of allowance for doubtful accounts of $0.1 million as of December 31, 2003. Our accounts receivable balance was $9.4 million, net of allowance for doubtful accounts of $0.2 million as of December 31, 2002. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

We have recorded a valuation allowance of $67.8 million as of December 31, 2003, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is an impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding an impairment. To date, we have not identified any triggering events which would require us to perform this analysis.

We are required to perform an impairment review of our goodwill balance on at least an annual basis. This impairment review involves a two-step process as follows:

Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we proceed on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

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

We determined that we have one reporting unit. We completed our annual goodwill impairment review during the fourth quarter of 2003 and performed Step 1 of the goodwill impairment analysis required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of December 31, 2003 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring costs.    During fiscal years 2003 and 2002, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation.    We have several foreign subsidiaries that together account for approximately 77% of our revenues, 47% of our assets and 66% of our total liabilities as of December 31, 2003.

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

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If any subsidiary’s functional currency were deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements would be included in cumulative translation adjustments. However, if the functional currency were deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of approximately $2.4 million and $1.3 million, which were included as part of accumulated other comprehensive income within our balance sheet at December 31, 2003 and 2002, respectively.

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

Related Party Transactions

During the first quarter of 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the “Notes”) of $496,000. The Notes were full-recourse collateralized by the underlying stock. The Notes were due in February and March 2003 and accrued interest between 6.0% and 6.5% per annum, which was deemed market rates for the individuals. Both notes were paid in full during the quarter ended March 31, 2003.

During 2000, we issued to one of our executives 200,000 shares of common stock subject to a right of repurchase in exchange for a note receivable (the “Note”) of $800,000. The Note was collateralized by the underlying stock and bore interest at a rate of 5.88%. In 2001, we repurchased a total of 117,000 unvested shares at the original exercise price, cancelled the repurchased shares and forgave the remaining balance of the Note. A compensation expense of $540,000 was recorded as of December 31, 2001.

In 1999, two former executives exercised 288,000 stock options covering an aggregate of 288,000 shares of our common stock in exchange for notes receivables in the amount of $400,000 and $51,000. The notes were full-recourse collateralized by the underlying stock. The notes were assessed by us to be fully collectible, based on our understanding of the financial standing of the individuals. We perform periodic reviews of the recoverability of our outstanding notes receivables. In the fourth quarter of 2002, we determined that collection of these two notes was no longer probable although we would still actively pursue collection of both notes. As a result, we recorded an impairment charge of $451,000 as stock compensation expense. In December 2003, we were successful in obtaining a payment of $448,000 from one former executive for his outstanding note receivable plus interest. The principal portion was $400,000 of the total payment and was recorded as a credit to compensation expense.

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this statement did not have a significant impact on our consolidated financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact upon our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a significant impact upon our financial position or results of operations.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our consolidated financial position or results of operations.

Results of Operations

The following table provides the percentage of our total revenues represented by each line item for the years ended December 31, 2003, 2002 and 2001. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report. The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
As a percentage of total revenues:
Revenues:
License	39%	44%	51%
Service	61	56	49

Total revenues	100	100	100

Cost of revenues:
License	2	2	3
Service	36	40	41
Stock-based compensation	3	1	1

Total cost of revenues	41	43	45

Gross profit	59	57	55

Operating expenses:
Sales and marketing	31	44	54
Research and development	24	27	27
General and administrative	9	11	12
Stock-based compensation	10	4	3
Amortization of intangible assets	5	5	4
Restructuring expense	3	9	2
Purchased in-process research and development	—	1	4
Amortization of goodwill	—	—	9

Total operating expenses	82	101	115

Loss from operations	(23)	(44)	(60)
Interest expense	—	—	—
Other income, net	—	—	5

Net loss before income taxes	(23)	(44)	(55)
Provision for income taxes	(1)	—	—

Net loss	(24)%	(44)%	(55)%

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

License.    Total license revenues decreased to approximately $26.5 million for the year ended December 31, 2003 from $32.6 million, or approximately 19%, for the year ended December 31, 2002. License revenues for enterprise solutions decreased to approximately $20.6 million for the year ended December 31, 2003 from $26.6 million, or approximately 23%, for the year ended December 31, 2002. License revenues for application products decreased to approximately $5.9 million for the year ended December 31, 2003 from $6.0 million, or approximately 1%, for the year ended December 31, 2002. The overall license revenues decrease was primarily due to the lack of growth in the number of product implementations and smaller aggregate dollar sales by new and existing customers as they reduced or delayed spending.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $41.8 million for the year ended December 31, 2003 from $41.3 million, or approximately 1%, for the year ended December 31, 2002. Service revenues for enterprise solutions increased to approximately $30.9 million for the year ended December 31, 2003 from $28.5 million, or approximately 8%, for the year ended December 31, 2002. Service revenues for application products decreased to approximately $10.9 million for the year ended December 31, 2003 from $12.8 million, or approximately 14%, for the year ended December 31, 2002. The overall service revenues increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $2.3 million for the year ended December 31, 2003 from $2.0 million, or approximately 14%, for the year ended December 31, 2002.

Cost of Revenues

License.    Cost of license revenues decreased to $1.4 million for the year ended December 31, 2003 from $1.6 million, or approximately 10%, for the year ended December 31, 2002. License gross margins were approximately 95% for both years ended December 31, 2003 and 2002, respectively. The aggregate cost of license revenues is in line with the decrease in aggregate license revenues. We expect cost of license revenues to remain in the range of four to six percent of license revenues.

Service.    Cost of service revenues decreased to $24.6 million for the year ended December 31, 2003 from $29.7 million, or approximately 17%, for the year ended December 31, 2002. These costs resulted in service gross margins of 41% and 28% for the years ended December 31, 2003 and 2002, respectively. Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending. The decrease in these expenses was mainly attributable to a decrease of $2.3 million in personnel related expenses due to a decrease in headcount, a decrease of $2.2 million in third-party consulting services and a decrease of $0.6 million in office, facilities, depreciation and other related expenses due to restructuring actions implemented.

Stock-based compensation.    Stock-based compensation included in cost of revenues was $1.8 million for the year ended December 31, 2003 compared to $0.7 million for the year ended December 31, 2002. The increase in stock-based compensation is mainly due to the increase in the Company’s stock price during fiscal year 2003 which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.

Operating Expenses

Sales and marketing.    Sales and marketing expenses decreased to $21.4 million for the year ended December 31, 2003 from $32.5 million, or approximately 34%, for the year ended December 31, 2002. The decrease in these expenses was mainly attributable to a decrease of $6.2 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $2.4 million in marketing programs, trade shows and professional services and a decrease of approximately $2.5 million in office, facilities, depreciation and other allocated expenses due to lower headcount as a percentage of the Company’s overall headcount as a result of restructuring actions implemented.

Research and development.    Research and development expenses decreased to $16.3 million for the year ended December 31, 2003 from $20.1 million, or approximately 19%, for the year ended December 31, 2002. The decrease in these expenses was mainly attributable to a decrease of $2.6 million in personnel related expenses due to a decrease in headcount and bonus expenses and a decrease of approximately $1.2 million in overhead allocations, office, facilities and depreciation related expenses due to lower headcount as a percentage of the Company’s overall headcount as a result of restructuring actions implemented.

General and administrative.    General and administrative expenses decreased to $6.2 million for the year ended December 31, 2003 from $7.7 million, or approximately 19%, for the year ended December 31, 2002. The decrease in these expenses was mainly attributable to a decrease of $0.7 million in personnel related expenses due to a decrease in headcount, a decrease of $1.5 million in office, facilities and depreciation related expenses due to restructuring actions implemented and a decrease of $0.8 million in professional services and other expenses. These decreases were partially offset by an increase of $1.6 million in allocated expenses due to lower headcounts in other operating functions of the Company as a result of restructuring actions implemented.

Stock-based compensation expense.    We recorded amortization of stock-based compensation expense of $0.8 million for the year ended December 31, 2003 compared to $1.6 million for the year ended December 31, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance. At December 31, 2003, approximately $0.2 million of unearned stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain financial performance goals. There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still with the Company were replaced six (6) months and one (1) day following the expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program. In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement. In November 2003, our then acting Chief Financial Officer left our employ and, as a result, the Company is no longer subject to stock-based compensation expense related to the vesting of his restricted stock. In connection with the termination, we accelerated the vesting of 154,723 shares of restricted stock resulting in a compensation expense of $0.6 million.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense amounted to approximately $1.5 million at December 31, 2003. For the year ended December 31, 2003, $7.6 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Years Ended December 31,
	2003	2002
Cost of service revenues	$1,797	$708
Sales and marketing	1,680	769
Research and development	2,139	1,301
General and administrative	2,779	723

Total	$8,395	$3,501

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance based vesting. No warrants have vested through December 31, 2003.

On August 12, 2002, we entered into an agreement with IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 200,000 shares of common stock in connection with this agreement. The exercise price is set at $2.25 per share. The warrants expire on August 12, 2007. The warrants were valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84. The value of the warrants was recorded as a prepaid expense and was offset against revenue during 2003 upon the completion of an IBM revenue generating transaction.

Amortization of intangibles.    Amortization of intangible assets for the year ended December 31, 2003 was $3.6 million compared to $3.7 million for the year ended December 31, 2002. The amortization expense in fiscal year 2003 included $0.5 million attributable to the acquisition of OnDemand in April 2002 and $1.8 million attributable to the acquisition of Prime Response in March 2001. The remaining balance of $1.3 million is related to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 and technology from EDS in December 2001.

There was no amortization of goodwill in fiscal years 2003 or 2002 as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. We expect amortization expense on purchased intangible assets to be $1.3 million in fiscal year 2004 and $0.1 million in fiscal year 2005, at which time existing purchased intangible assets will be fully amortized.

Restructuring Costs.    During fiscal years 2003 and 2002, several areas of the Company were restructured to reduce expenses and improve efficiency to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

As part of the fiscal year 2003 restructuring, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. In fiscal year 2004, we plan to significantly increase the size of this organization and expand its scope as employee reductions occur throughout the year. Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits.” Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

•	Workforce reduction. The restructuring program resulted in the reduction of 74 regular employees and 108 regular employees during the years ended December 31, 2003 and 2002, respectively. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million and $3.8 million for the years ended December 31, 2003 and 2002, respectively.

•	Consolidation of excess facilities. We accrued for lease costs of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.4 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at December 31, 2002:	$3,366	$1,191	$4,557
Total charge	202	2,041	2,243
Provision adjustment (1)	(54)	—	(54)
Non-cash	15	(108)	(93)
Cash paid	(430)	(1,958)	(2,388)

Reserve balance at December 31, 2003:	$3,099	$1,166	$4,265

(1)	Provision adjustment relates to a change in estimate.

Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal year 2011. As of December 31, 2003, $4.3 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees which we expect to pay out by December 31, 2004.

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

During 2002, we expensed $1.0 million related to acquired in-process technology attributable to the acquisition of OnDemand. There was no purchased in-process research and development expense in fiscal year 2003.

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

Other Income, Net, and Interest Expense

Other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, realized foreign currency gains and losses and other non-operating income and expenses. Interest expense decreased to $0.1 million for the year ended December 31, 2003 from $0.2 million for the year ended December 31, 2002. The decrease is due primarily to the payoff of outstanding borrowings during fiscal year 2003. Other income, net decreased to $0.1 million for the year ended December 31, 2003 from $0.5 million for the year ended December 31, 2002. The decrease in other income, net is mainly attributable to lower return on our investments as a result of our declining investment balances and lower interest rates, the write-off of a long outstanding acquisition-related balance and an asset write-off of disposed property and equipment.

Provision for Income Taxes

Our provisions for income taxes were $0.6 million and $0.2 million for the years ended December 31, 2003 and December 31, 2002. The provisions were attributable to taxes on earnings from our foreign subsidiaries.

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

Cost of Revenues

License.    Cost of license revenues decreased to $1.6 million for the year ended December 31, 2002 from $2.0 million, or approximately 20%, for the year ended December 31, 2001. License gross margins were approximately 95% for both years ended December 31, 2002 and 2001, respectively. The cost of license revenues is in line with the decrease of our license revenue. We expect cost of license revenues to remain in the range of four to six percent of license revenues.

Service.    Cost of service revenues decreased to $29.7 million for the year ended December 31, 2002 from $32.1 million, or approximately 8%, for the year ended December 31, 2001. These costs resulted in service gross margins of 28% and 15% for the years ended December 31, 2002 and 2001, respectively. Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies and reduced spending.

Stock-based compensation.    Stock-based compensation included in cost of revenues remained flat at $0.7 million for both years ended December 31, 2002 and 2001, respectively.

Operating Expenses

Sales and marketing.    Sales and marketing expenses decreased to $32.5 million for the year ended December 31, 2002 from $41.7 million, or approximately 22%, for the year ended December 31, 2001. The decrease in these expenses were mainly attributable to a decrease of $6.9 million in personnel related expenses due to a decrease in headcount and commission expenses, a decrease of $2.0 million in marketing programs and professional services and a $0.2 million decrease in facilities and overhead expenses.

Research and development.    Research and development expenses, decreased to $20.1 million for the year ended December 31, 2002 from $20.5 million, or approximately 2%, for the year ended December 31, 2001. The decrease was mainly due to a decrease of $0.9 million in outside consulting expense. This decrease was partially offset by an increase of $0.3 million in personnel related expenses and $0.2 million in allocated depreciation and overhead costs.

General and administrative.    General and administrative expenses decreased to $7.7 million for the year ended December 31, 2002 from $9.6 million, or approximately 20%, for the year ended December 31, 2001. The decrease was mainly due to a decrease of $1.5 million in personnel related expenses due to a decrease in headcount and $0.4 million in professional services expenses.

Stock-based compensation expense.    In connection with the grant of certain employee stock options, we recorded aggregate unearned stock-based compensation expenses of $14.8 million. This balance represents the total difference between the exercise price of the option and the deemed fair market value of the underlying common stock at the date of issuance in relation to options granted prior to our initial public offering. During 2002, we recorded amortization of stock-based compensation expense related to the grant of certain employee stock options of $1.6 million compared to $2.7 million in 2001. At December 31, 2002, approximately $1.5 million of unearned stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. On October 4, 2002, we amended the Program to provide the Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain financial performance goals. There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still with the Company were replaced six (6) months and one (1) day following the expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program.

In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. We recorded $6.1 million of unearned stock-based compensation expense based on the fair market value of the Restricted Stock at the date of issuance of which $1.2 million was recorded as compensation expense at December 31, 2002. We recorded $0.6 million of unearned stock-based compensation expense related to the options that were not tendered based on the difference between the exercise price and the fair market value of the stock at December 31, 2002 of which $0.2 million was expensed at December 31, 2002. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

We also recorded stock-based compensation expense of $0.5 million for both the years ended December 31, 2002 and 2001 in conjunction with notes receivable with current and former executives.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Years Ended December 31,
	2002	2001
Cost of service revenues	$708	$698
Sales and marketing	769	1,040
Research and development	1,301	1,076
General and administrative	723	406

Total	$3,501	$3,220

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our Common Stock subject to performance based vesting. No warrants have vested through December 31, 2003.

On August 12, 2002, we entered into an agreement with IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 200,000 shares of common stock in connection with this agreement. The exercise price is set at $2.25 per share. The warrants expire on August 12, 2007. The warrants were valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84. The value of the warrants was recorded as a prepaid expense, and will be offset against revenue on future IBM revenue generating transactions.

Amortization of intangibles.    Amortization of intangible assets for the year ended December 31, 2002 was $3.7 million of which $0.4 million is attributable to the acquisition of OnDemand in April 2002 and $1.8 million is attributable to the acquisition of Prime Response in March 2001. The remaining balance of $1.5 million is related to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 and technology from EDS in December 2001.

Restructuring expense.    During 2002, several areas of the Company were restructured to prioritize our initiatives around services, sales, training and research and development business, reduce expenses and improve efficiency in order to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.

•	Workforce reduction. The restructuring program resulted in the reduction of 108 regular employees representing annual savings of approximately $10 million. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction charge of approximately $3.8 million for the year ended December 31, 2002 relating to severance and benefits.

•	Consolidation of excess facilities. We accrued for lease costs of $2.8 million during 2002 pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This charge included estimated sub-lease income based on current comparable rates for leases in the respective markets. The consolidation of excess facilities represents an annual savings of approximately $0.2 million.

On March 27, 2001 we completed the acquisition of Prime Response. In connection with the acquisition, we restructured several areas to prioritize our initiatives around high-growth areas of our business, reduce expenses, and improve efficiency due to macro-economic conditions. This restructuring program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions.

•	Workforce reduction. The restructuring program resulted in the reduction of 11 regular employees, seven in the general and administrative function in the U.S. and four in the sales and marketing function based outside the U.S. The workforce reductions were completed in the second quarter of fiscal year 2001. We recorded a workforce reduction charge of approximately $0.7 million relating primarily to severance and benefits.

•	Consolidation of excess facilities. We accrued for lease costs of $0.8 million in the first quarter of 2001 pertaining to the estimated future gross obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. During the quarter ended June 30, 2001, we entered into a favorable sublease transaction, which led to a $0.2 million reduction in the corresponding facilities charge.

A summary of the restructuring cost and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at December 31, 2001:	$307	$—	$307
Total charge	2,764	3,794	6,558
Provision adjustment (1)	81	—	81
Non-cash	666	—	666
Cash paid	(452)	(2,603)	(3,055)

Reserve balance at December 31, 2002:	$3,366	$1,191	$4,557

(1)	Provision adjustment relates to a change in estimate.

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

Amortization of goodwill.    There was no amortization of goodwill from 2002 as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. We ceased to amortize the unamortized goodwill balances of approximately $20.7 million, including $2.7 million of acquired workforce-in-place that was reclassified to goodwill during 2002. Additionally, there was no amortization of the $4.2 million of goodwill recorded as a result of the OnDemand acquisition. Amortization of goodwill during the year ended December 31, 2001 represented $6.6 million.

Other Income, Net, and Interest Expense

Other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, realized foreign currency gains and losses and other non-operating income and expenses. Interest expense increased to $0.2 million for the year ended December 31, 2002 from $0.1 million for the year ended December 31, 2001. The increase is due primarily to borrowings assumed as part of the acquisition of OnDemand in 2002. Other income, net decreased to $0.5 million for the year ended December 31, 2002 from $4.0 million for the year ended December 31, 2001. The decrease in other income, net is mainly attributable to lower interest income on our investments as a result of our declining investment balances and lower interest rates, a $0.5 million contract termination fee received in 2001 and the effect of currency translation gains and losses.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments and restricted cash and long-term restricted cash consist principally of money market funds, a certificate of deposit and marketable equity securities, which totaled $38.3 million at December 31, 2003. All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of income.

Cash used in operating activities was $7.6 million, $11.1 million and $27.1 million during the years ended December 31, 2003, 2002 and 2001. Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items including depreciation, amortization, non-cash stock-based compensation expense and the effect of changes in assets and liabilities. Cash used in operating activities during fiscal year 2003 consisted primarily of our net loss of $16.4 million adjusted for non-cash items of approximately $14.6 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.9 million. The net cash outflow effect from changes in assets and liabilities resulted primarily from a decrease in deferred revenue of $3.8 million, a decrease in accounts payable of $2.2 million, a decrease of accrued expenses of $1.2 million and was partially offset by an increase in accounts receivable of $1.2 million. Cash used in operating activities during fiscal year 2002 consisted primarily of our net loss of $32.3 million adjusted for non-cash items of approximately $12.7 million and the net cash inflow effect from changes in assets and liabilities of approximately $8.5 million. The net cash inflow effect from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $11.8 million, a decrease in prepaid expenses of $2.3 million, an increase in accrued expenses of $3.2 million and was partially offset by a decrease in deferred revenue of $8.4 million and a decrease in other liabilities of $0.5 million.

Cash provided by investing activities was $8.1 million, $7.8 million and $11.8 million during the years ended December 31, 2003, 2002 and 2001. Cash provided by investing activities during fiscal year 2003 consisted primarily of $9.2 million of proceeds from the maturities of short-term investments and was partially offset by $0.6 million of purchases of short-term investments and $0.6 million of property and equipment purchases. Cash provided by investing activities during fiscal year 2002 consisted primarily of $23.2 million of proceeds from the maturities of short-term investments and was partially offset by $9.4 million of purchases of short-term investments, $4.8 million for proceeds used in the acquisition of OnDemand (net of cash acquired) and $1.5 million of property and equipment purchases.

Cash provided by financing activities was $1.9 million, $5.8 million and $1.4 million during the years ended December 31, 2003, 2002 and 2001. Cash provided by financing activities during fiscal year 2003 consisted primarily of $3.5 million of proceeds from borrowings, $1.3 million of proceeds from the issuance of common stock for the employee stock purchase plan, $0.9 million from the repayment of notes receivable, $1.0 million of proceeds from the exercise of employee stock options and was partially offset by $4.7 million due to the repayment of borrowings. Cash provided by financing activities during fiscal year 2002 consisted primarily of proceeds from the sale of 479,100 shares of our common stock to Canadian Imperial Holdings, Inc. for an aggregate purchase price of $3.0 million, $1.9 million of proceeds from the issuance of common stock for the employee stock purchase plan, $0.5 million from the repayment of notes receivable, $1.5 million of proceeds from the exercise of employee stock options, approximately $0.5 million of proceeds from borrowings and was partially offset by $1.6 million due to the repayment of borrowings.

At December 31, 2003 and 2002, we had a balance of $1.5 million in the form of short-term investments that meet the qualification to be considered cash equivalents, which were restricted from withdrawal. This balance serves as a security deposit in a post-contract customer support revenue transaction. At December 31, 2003 and 2002, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

Borrowings consisted of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand. Interest rates ranged from 12.86% to 15.61%. We paid off all outstanding note payable balances in December 2003.

Our two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of an accounts receivable line and an equipment line. The terms of the line of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuances subsequent to the effective date of the line of credit agreement, and certain other covenants.

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of December 31, 2003, we were in compliance with the respective debt covenants.

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

Future payments due under lease obligations as of December 31, 2003 are as follows (in thousands):

Fiscal Year	Operating Leases	Sublease Income	Total
2004	$3,170	$(438)	$2,732
2005	3,164	(143)	3,021
2006	3,388	—	3,388
2007	3,412	—	3,412
2008	2,893	—	2,893
Thereafter	3,065	—	3,065

Total	$19,092	$(581)	$18,511

Our existing cash, cash equivalents and investment balances may decline further during fiscal year 2004. However, we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash reserves, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated.

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

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million which will be used for working capital and other general corporate purposes.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003. Accordingly, we have no liabilities recorded for these liabilities as of December 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2003.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our non-traded, available-for-sale investments.

The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2003:

	2003	Fair Value
Short-term investments and restricted cash	$581	$581
Average interest rates	1.6%

The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2002:

	2002	Fair Value
Short-term investments and restricted cash	$9,245	9,245
Average interest rates	2.7%

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

Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 77% of total revenues during 2003. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, one of our foreign subsidiaries holds cash equivalent investments in currencies other than their respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency losses, net for the year ended December 31, 2003 was less than $0.1 million.

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

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Chordiant Software, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Chordiant Software, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the accompanying consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP

San Jose, California

January 28, 2004

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$36,218	$30,731
Short-term investments and restricted cash	581	9,245
Accounts receivable, net	11,974	9,415
Prepaid expenses and other current assets	2,675	3,162

Total current assets	51,448	52,553
Restricted cash	1,500	1,500
Property and equipment, net	3,071	5,069
Goodwill	24,874	24,874
Intangible assets, net	1,414	4,975
Other assets	1,504	1,788

Total assets	$83,811	$90,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$—	$1,114
Accounts payable	3,931	5,936
Accrued expenses	13,038	14,007
Deferred revenue	14,548	10,927

Total current liabilities	31,517	31,984
Deferred revenue—long-term	3,848	7,667
Borrowings—long-term	—	136
Other liabilities	—	161

Total liabilities	35,365	39,948

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 64,763 and 62,563 shares issued and outstanding	65	63
Additional paid-in capital	235,911	229,852
Notes receivable from stockholders	—	(496)
Deferred stock-based compensation	(1,665)	(6,750)
Accumulated deficit	(188,906)	(172,503)
Accumulated other comprehensive income	3,041	645

Total stockholders’ equity	48,446	50,811

Total liabilities and stockholders’ equity	$83,811	$90,759

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
License	$26,514	$32,583	$39,664
Service	41,752	41,268	37,800

Total revenues	68,266	73,851	77,464

Cost of revenues:
License	1,421	1,580	1,982
Service	24,593	29,669	32,100
Stock-based compensation	1,797	708	698

Total cost of revenues	27,811	31,957	34,780

Gross profit	40,455	41,894	42,684

Operating expenses:
Sales and marketing	21,423	32,541	41,651
Research and development	16,251	20,074	20,457
General and administrative	6,233	7,662	9,604
Stock-based compensation	6,598	2,793	2,522
Amortization of intangible assets	3,561	3,664	3,064
Restructuring expense	2,189	6,639	1,669
Purchased in-process research and development	—	997	3,025
Amortization of goodwill	—	—	6,635

Total operating expenses	56,255	74,370	88,627

Loss from operations	(15,800)	(32,476)	(45,943)
Interest expense	(114)	(216)	(79)
Other income, net	61	521	3,960

Net loss before income taxes	(15,853)	(32,171)	(42,062)
Provision for income taxes	550	150	200

Net loss	$(16,403)	$(32,321)	$(42,262)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,396	1,275	(532)

Comprehensive loss	$(14,007)	$(31,046)	$(42,794)

Net loss per share—basic and diluted	$(0.28)	$(0.59)	$(0.86)

Weighted average shares used in computing basic and diluted net loss per share	59,353	55,055	49,252

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Note Receivable from Stockholders	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	38,206	$38	$170,389	$(1,799)	$(7,290)	$(97,920)	$(98)	$63,320
Exercise of stock options	738	1	666	(96)	—	—	—	571
Repurchase of Common Stock	(10)	—	(26)	—	—	—	—	(26)
Repurchase of Common Stock and cancellation of note receivable	(117)	—	(332)	800	—	—	—	468
Repayment of note receivable	—	—	—	134	—	—	—	134
Stock option cancellations	—	—	(565)	—	565	—	—	—
Amortization of unearned compensation	—	—	—	—	2,680	—	—	2,680
Issuance of Common Stock for Employee Stock Purchase Plan	555	—	1,307	—	—	—	—	1,307
Common Stock issued in connection with Prime Response Acquisition	11,919	12	33,733	—	—	—	—	33,745
Warrants and options assumed in connection with Prime Response Acquisition	—	—	6,060	—	—	—	—	6,060
Common Stock issued in connection with ActionPoint Asset Acquisition	1,734	2	5,303	—	—	—	—	5,305
Common Stock issued in connection with AoNet Asset Acquisition	165	—	530	—	—	—	—	530
Net loss	—	—	—	—	—	(42,262)	—	(42,262)
Foreign currency translation	—	—	—	—	—	—	(532)	(532)

Balance at December 31, 2001	53,190	53	217,065	(961)	(4,045)	(140,182)	(630)	71,300
Exercise of stock options	985	1	2,027	(496)	—	—	—	1,532
Repayment of notes receivable	—	—	—	510	—	—	—	510
Stock option cancellations	—	—	(930)	—	930	—	—	—
Amortization of unearned compensation	—	—	—	—	3,014	—	—	3,014
Change in grantee status	—	—	58	—	(22)	—	—	36
Issuance of restricted stock	6,568	7	6,069	—	(6,076)	—	—	—
Impairment of notes receivable	—	—	—	451	—	—	—	451
Issuance of Common Stock for Employee Stock Purchase Plan	1,341	1	1,872	—	—	—	—	1,873
Issuance of Common Stock	479	1	3,028	—	—	—	—	3,029
Unearned compensation on variable options	—	—	551	—	(551)	—	—	—
Issuance of warrant	—	—	112	—	—	—	—	112
Net loss	—	—	—	—	—	(32,321)	—	(32,321)
Foreign currency translation	—	—	—	—	—	—	1,275	1,275

Balance at December 31, 2002	62,563	63	229,852	(496)	(6,750)	(172,503)	645	50,811
Exercise of stock options	781	1	975	—	—	—	—	976
Repayment of notes receivable	—	—	—	496	—	—	—	496
Amortization of unearned compensation	—	—	—	—	3,669	—	—	3,669
Change in grantee status	—	—	193	—	96	—	—	289
Amortization on restricted stock	—	—	—	—	4,635	—	—	4,635
Unearned compensation on restricted stock	—	—	1,362	—	(1,362)	—	—	—
Cancellation of restricted stock	(640)	(1)	(220)	—	221	—	—	—
Issuance of Common Stock for Employee Stock Purchase Plan	2,000	2	1,279	—	—	—	—	1,281
Issuance of Common Stock	59	—	146	—	—	—	—	146
Unearned compensation on variable options	—	—	2,174	—	(2,174)	—	—	—
Warrants issued to customer	—	—	150	—	—	—	—	150
Net loss	—	—	—	—	—	(16,403)	—	(16,403)
Foreign currency translation	—	—	—	—	—	—	2,396	2,396

Balance at December 31, 2003	64,763	$65	$235,911	$—	$(1,665)	$(188,906)	$3,041	$48,446

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(16,403)	$(32,321)	$(42,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,627	3,797	3,793
Purchased in-process research and development	—	997	3,025
Amortization of intangibles and goodwill	3,561	3,664	9,699
Non-cash stock-based compensation expense	8,197	3,501	3,222
Provision for doubtful accounts	21	554	13
Warrants issued to customers	150	—	—
Loss on disposal of assets	99	226	185
Changes in assets and liabilities:
Accounts receivable	1,187	11,789	5,751
Prepaid expenses and other current assets	568	2,281	4,118
Other assets	(381)	316	1,765
Issuance of restricted cash to customer	—	(500)	(1,000)
Accounts payable	(2,201)	263	(4,171)
Accrued expenses and other liabilities	(1,171)	3,214	(5,585)
Deferred revenue	(3,774)	(8,374)	(6,296)
Other liabilities	(161)	(540)	666

Net cash used in operating activities	(7,681)	(11,133)	(27,077)

Cash flows from investing activities:
Property and equipment purchases	(611)	(1,479)	(2,121)
Proceeds from disposal of property and equipment	18	258	—
Cash acquired (used) from acquisitions, net	—	(4,841)	7,686
Restricted cash	44	—	—
Purchases of short-term investments	(576)	(9,383)	—
Proceeds from maturities of short-term investments	9,196	23,210	4,969
Proceeds from disposal of MSP business	—	—	1,281

Net cash provided by investing activities	8,071	7,765	11,815

Cash flows from financing activities:
Exercise of stock options	976	1,532	571
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,281	1,873	1,307
Repurchase of common stock	—	—	(26)
Proceeds from issuance of common stock, net	—	3,029	—
Repayment of notes receivable	896	510	134
Proceeds from borrowings	3,491	444	—
Repayment of borrowings	(4,741)	(1,632)	(589)

Net cash provided by financing activities	1,903	5,756	1,397

Effect of exchange rate changes	3,194	1,275	(532)
Net increase (decrease) in cash and cash equivalents	5,487	3,663	(14,397)
Cash and cash equivalents at beginning of year	30,731	27,068	41,465

Cash and cash equivalents at end of year	$36,218	$30,731	$27,068

Supplemental cash flow information:
Cash paid for interest	$166	$216	$79

Cash paid for taxes	$638	$82	$243

Supplemental non-cash activities:
Compensation expense relating to issuance of common stock to employees	$130	$—	$—

Issuance of common stock in connection with acquisitions	$—	$—	$39,580

Common stock issued for stockholder notes	$—	$496	$96

Cancellation of notes receivable through repurchase of shares	$—	$—	$332

Warrants and options assumed in connection with the Prime Response acquisition	$—	$—	$6,060

Issuance of warrants	$150	$112	$—

Borrowings assumed as part of OnDemand acquisition	$—	$2,154	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

We (Chordiant Software, Inc.) are an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in retail financial services, communications and consumer direct industries. We were incorporated in California in March 1991 and reincorporated in Delaware in October 1997.

We deliver a complete customer solution that includes software applications and tools and services that enable businesses to integrate their customer information and corporate systems so that they can have an accurate, real-time view of their customers across multiple forms of customer interaction.

We believe our solutions offer great flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. Our solutions enable companies to control and change their business policies and processes. We believe that we are leaders in providing business process driven solutions for customer management.

Our software solutions and architecture are based on leading industry standards that are widely adopted by business customers in the industries we serve. We believe these solutions are capable of being the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

We have incurred losses and negative cash flows during each fiscal year since inception. For the year ended December 31, 2003, we incurred a net loss of approximately $16.4 million and negative cash flows from operations of approximately $7.6 million. Our cash balances may decline further although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. For balance sheet reporting purposes, certain accounts receivable balances, principally consisting of unbilled license fees, have been netted against the corresponding deferred revenue balance.

Effective January 1, 2002, we adopted the provisions of Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” requiring that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Fiscal year 2001 financial statements have been reclassified to conform to this presentation, as required by EITF No. 01-14. For the year ended December 31, 2001, the impact of reclassification was to increase service revenues and cost of service revenues by $1.5 million. Reimbursement of out-of-pocket expenses included in service revenues and cost of service revenues was $2.3 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash, cash equivalents and short-term investments

All highly liquid investments with a maturity of three months or less from their date of purchase are considered to be cash equivalents.

Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase and remaining maturities at the balance sheet date of one year or less. We classify all short-term investments as available-for-sale. Accordingly, our investments are carried at fair value as of the balance sheet date. Additionally, the cost of securities sold is based upon the specific identification method. At December 31, 2003 and 2002, amortized cost approximated fair value and unrealized gains and losses were insignificant due to their short maturities. As of December 31, 2003 and 2002 all short-term investments had maturities of less than one year from the balance sheet date.

The portfolio of short-term investments (including cash and cash equivalents) consisted of the following (in thousands):

	December 31,
	2003	2002
Cash	$32,682	$22,585
Money market and money funds	3,536	3,245
Certificate of deposits	581	444
U.S. Corporate bonds	—	7,298
Municipal bonds	—	5,902
U.S. Government bonds and notes	—	502

	$36,799	$39,976

Restricted cash

At December 31, 2003 and 2002, we had a balance of $1.5 million in the form of short-term investments that meet the qualification to be considered cash equivalents, which were restricted from withdrawal. This balance serves as a security deposit in a post-contract customer support revenue transaction. At December 31, 2003 and 2002, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of those instruments. The reported amounts of borrowings approximate fair value due to the market value interest rates that these debts bear.

During the years ended December 31, 2003 and 2002, we did not enter into any foreign currency forward exchange contracts.

During the year ended December 31, 2001, we had entered into foreign currency forward exchange contracts to hedge against exposure to changes in foreign currency exchange rates of underlying assets and liabilities, primarily certain receivables that were denominated in British pounds. For the year ended December 31, 2001, the gains and losses were insignificant. As of December 31, 2001, we had no outstanding foreign currency forward exchange contracts.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, “Software Revenue Recognition.”

We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. VSOE of fair value for annual post-contract customer support is established with the optional substantive stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.”

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

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to three years. Our training and consulting services revenues are recognized as such services are performed.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We have cash equivalents and investments with various high quality institutions and limit the amount of credit exposure to any one institution. Our accounts receivable are derived from revenues earned from customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain reserves for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended December 31,
	2003	2002	2001
The Royal Bank of Scotland	11%	—	10%
USAA	—	17%	—
Hutchinson 3 G	—	13%	10%
Lloyds TSB	—	11%	18%
EDS	—	—	13%

At December 31, 2003, Canadian Imperial Bank of Commerce and Sky Services, Ltd. accounted for approximately 14% and 10% of our accounts receivable, respectively. At December 31, 2002, Barclays accounted for approximately 22% of our accounts receivable.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable

Accounts receivables (net) consist of the following (in thousands):

	Years Ended December 31,
Accounts receivables, net:
Accounts receivables	$12,107	$9,596
Less: allowance for doubtful accounts	(133)	(181)

	$11,974	$9,415

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

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a percentage of the underlying revenue. Royalty expense was approximately $1.4 million, $1.6 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. We expect cost of license revenues to remain in the range of four to six percent of license revenues.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Accrued expenses:
Accrued payroll and related expenses	$6,656	$8,570
Accrued restructuring expenses	4,265	4,557
Other accrued liabilities	2,117	880

	$13,038	$14,007

Acquired Technology

Acquired technology represents developed technology of acquired businesses. Acquired technology is stated at cost and is amortized on a straight-line basis over the products’ estimated useful lives, which are typically three years. Acquired in-process technology is expensed during the period of acquisition.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Property and equipment acquired in connection with the acquisition of OnDemand, Inc. (“OnDemand”) were recorded at fair value at the date of acquisition. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful life, generally three years. Property and equipment, net consists of the following (in thousands):

	December 31,
	2003	2002
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$12,259	$11,312
Purchased internal-use software (useful lives of 3 years)	2,636	2,497
Furniture and equipment (useful lives of 3 to 7 years)	1,710	1,634
Leasehold improvements (shorter of 7 years or the term of the lease)	2,866	2,840

	19,471	18,283
Accumulated depreciation and amortization	(16,400)	(13,214)

	$3,071	$5,069

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, we adopted SFAS 142 and have ceased to amortize goodwill. As of December 31, 2003, net goodwill remaining on our balance sheet was approximately $24.9 million.

We are required to perform an impairment review of our goodwill balance on at least an annual basis. This impairment review involves a two-step process as follows:

Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we proceed on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

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

We determined that we have one reporting unit. We completed our annual goodwill impairment review during the fourth quarter of 2003 and performed Step 1 of the goodwill impairment analysis required by SFAS

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of December 31, 2003 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Finite-lived intangibles and long-lived assets

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is one to three years (refer to Note 5).

We account for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, the Company reviews finite-lived intangibles or long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which are considered important that could trigger an impairment include, but are not limited to, the following:

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

Based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Advertising costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001 totaled $0.2 million, $1.3 million and $1.7 million, respectively.

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation—an Interpretation of APB No. 25,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25 and FIN 44, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the stock option being granted. Stock-based compensation is amortized in accordance with FIN 28 using the multiple option approach. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We have adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We generally grant stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of operations. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under our stock option plans and stock purchase plan, our net loss and loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss—as reported	$(16,403)	$(32,321)	$(42,262)
Add: Stock-based compensation expense included in reported net loss	774	1,777	2,517
Less: Stock-based compensation expense determined under fair value method	(4,001)	(11,810)	(10,718)

Net loss—proforma	$(19,630)	$(42,354)	$(50,463)

Basic and diluted net loss per share—as reported	$(0.28)	$(0.59)	$(0.86)

Basic and diluted net loss per share—proforma	$(0.33)	$(0.77)	$(1.02)

Under SFAS No. 123, the minimum value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected lives in years
Stock options	2.6	2.7	2.4
Employee stock purchase plan	0.7	0.5	0.5
Risk free interest rates
Stock options	1.74%	2.92%	3.90%
Employee stock purchase plan	1.67%	1.64%	3.90%
Volatility
Stock options	100%	103%	105%
Employee stock purchase plan	91%	103%	105%
Dividend yield	0%	0%	0%

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted in fiscal years 2003, 2002 and 2001 was $0.88, $1.51 and $1.80, respectively. The weighted average fair value of share purchase rights under the employee stock purchase plan during fiscal years 2003, 2002 and 2001 was $0.32, $1.11 and $1.35, respectively.

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

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Years Ended December 31,
	2003	2002	2001
Cost of service revenues	$1,797	$708	$698
Sales and marketing	1,680	769	1,040
Research and development	2,139	1,301	1,076
General and administrative	2,779	723	406

Total	$8,395	$3,501	$3,220

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

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential common shares unless their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares subject to repurchase by us.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss available to common stockholders	$(16,403)	$(32,321)	$(42,262)

Weighted average common stock outstanding	63,451	56,342	49,266
Common stock subject to repurchase	(4,098)	(1,287)	(14)

Denominator for basic and diluted calculation	59,353	55,055	49,252

Net loss per share—basic and diluted	$(0.28)	$(0.59)	$(0.86)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	Years Ended December 31,
	2003	2002	2001
Warrants outstanding	1,850	1,850	1,650
Employee stock options	9,458	7,380	15,291
Restricted stock	2,555	6,499	14

	13,863	15,729	16,955

Other comprehensive income (loss)

For the years ended December 31, 2003, 2002 and 2001, foreign currency translation adjustments included in comprehensive income (loss) were $2.4 million, $1.3 million and $(0.5) million. There were no other items included in other comprehensive income (loss) other than our net loss for each respective year.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this statement did not have a significant impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact upon our financial position or results of operations.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a significant impact upon our financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our consolidated financial position or results of operations.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The value of the shares issued was determined based on our market price two days before and two days after the date the terms of the acquisition were agreed upon and announced.

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

The total purchase price for each acquisition has been allocated as follows (in thousands):

Acquired Company or Assets (as applicable)	On Demand	ASP Outfitter (AoNet Assets)	Action Point (Dialog Server Assets)	Prime Response
Fair value of assets acquired and liabilities assumed (net)	$5,074	$10	$95	$19,830
In-process research and development	997	814	392	1,486
Developed technology	155	—	3,021	4,515
Core technology	1,118	—	—	—
Workforce in place	—	105	675	2,740
Customer list	190	—	—	—
Tradenames	—	—	—	982
Goodwill	4,184	133	3,209	16,754

Total purchase price	$11,718	$1,062	$7,392	$46,307

Tangible assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include borrowings, accounts payable and accrued expenses.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the product under development, determined based upon our estimates of costs to complete the development of the technology and the future revenue to be earned upon commercialization of the products. The

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for the product. Discount rates of 30%, 40%, 25% and 35% were applied to the projected cash flows of the in-process research and development to determine their net present value for the OnDemand, ASP Outfitter (AoNet), ActionPoint (Dialog Server) and Prime Response products under development, respectively. OnDemand’s in-process research and development efforts consisted of one project for which the estimated state of completion was approximately 25%. In-process research and development efforts associated with the acquisition from ASP Outfitter consisted of one project for which the estimated state of completion was approximately 50%. In-process research and development efforts associated with the Dialog Server assets acquired from ActionPoint consisted of one project for which the estimated state of completion was approximately 75%. Prime Response’s in-process research and development efforts consisted of three projects for which the estimated states of completion were approximately 47%, 21% and 79%. The in-process research and development efforts from all of the above 2002 and 2001 acquisitions were completed as of December 31, 2003 and no significant developments occurred that resulted in material changes to the original assumptions used to record the acquisitions.

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

	Years Ended December 31,
	2002	2001
Revenues	$74,315	$82,036
Net loss	$(34,861)	$(73,706)
Net loss per share—Basic and diluted	$(0.63)	$(1.40)
Weighted average shares—basic & diluted	55,055	52,710

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS:

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired. It also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling approximately $20.7 million as of the beginning of fiscal 2002, including $2.7 million of acquired workforce intangibles previously classified as purchased intangible assets. Our purchase of OnDemand increased our goodwill by $4.2 million to $24.9 million at December 31, 2002.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except for per share data):

	Years ended December 31,
	2003	2002	2001
Net loss as reported	$(16,403)	$(32,321)	$(42,262)
Adjustments:
Amortization of goodwill	—	—	6,635
Amortization of acquired workforce intangibles previously classified as purchase intangible assets	—	—	989

Net adjustments	—	—	7,624

Net loss as adjusted	$(16,403)	$(32,321)	$(34,638)

Basic and diluted net loss per share as reported	$(0.28)	$(0.59)	$(0.86)

Basic and diluted net loss per share as adjusted	$(0.28)	$(0.59)	$(0.70)

There were no changes in the carrying amount of goodwill for the year ended December 31, 2003. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Goodwill, net
Balance as of December 31, 2001	$17,922
Adjustments (1)	2,768
OnDemand acquisition	4,184

Balance as of December 31, 2002	$24,874

(1)	Adjustments primarily include the reclassification of certain intangibles to goodwill in connection with the adoption of SFAS No. 142.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(1,843)	$531	$2,374	$(1,059)	$1,315
Purchased technologies	7,162	(6,436)	726	7,162	(4,050)	3,112
Customer list	190	(111)	79	190	(48)	142
Tradenames	982	(904)	78	982	(576)	406

	$10,708	$(9,294)	$1,414	$10,708	$(5,733)	$4,975

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies—one and one half to three years; purchased technologies—three years; tradenames—three years; customer list—three years. Aggregate amortization expense for intangible assets totaled $3.6 million, $3.7 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We expect amortization expense on purchased intangible assets to be $1.3 million in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 6—ACQUIRED TECHNOLOGY AND DISPOSITION OF MARKETING SERVICE PROVIDER BUSINESS:

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

On September 24, 2001, we sold our Marketing Service Provider Business (the “Business”) for cash proceeds of $1.6 million to HNC Software International, Inc. The Business was acquired from Prime Response. The results of operations of the Business of $150,000 from the date of acquisition of Prime Response to the date of the sale of the Business are included in our results of operations. No gain or loss was recorded on the sale of the Business.

NOTE 7—RESTRUCTURING:

During fiscal years 2003 and 2002, several areas of the Company were restructured to reduce expenses and improve efficiency to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions.

As part of the fiscal year 2003 restructuring, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. In fiscal year 2004, we plan

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to significantly increase the size of this organization and expand its scope as employee reductions occur throughout the year. Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits.” Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Workforce reduction

The restructuring program resulted in the reduction of 74 regular employees and 108 regular employees during the years ended December 31, 2003 and 2002, respectively. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million and $3.8 million for the years ended December 31, 2003 and 2002, respectively.

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.4 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at December 31, 2001:	$307	$—	$307
Total charge	2,764	3,794	6,558
Provision adjustment (1)	81	—	81
Non-cash	666	—	666
Cash paid	(452)	(2,603)	(3,055)

Reserve balance at December 31, 2002:	3,366	1,191	4,557

Total charge	202	2,041	2,243
Provision adjustment (1)	(54)	—	(54)
Non-cash	15	(108)	(93)
Cash paid	(430)	(1,958)	(2,388)

Reserve balance at December 31, 2003:	$3,099	$1,166	$4,265

(1)	Provision adjustments relate to a change in estimates.

Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal year 2011. As of December 31, 2003, $4.3 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees which we expect to pay out by December 31, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—RELATED PARTY TRANSACTIONS:

During the first quarter of 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the “Notes”) of $496,000. The Notes were full-recourse collateralized by the underlying stock. The Notes were due in February and March 2003 and accrued interest between 6.0% and 6.5% per annum, which was deemed market rates for the individuals. Both notes were paid in full during the quarter ended March 31, 2003.

During 2000, we issued to one of our executives 200,000 shares of common stock subject to a right of repurchase in exchange for a note receivable (the “Note”) of $800,000. The Note was collateralized by the underlying stock and bore interest at a rate of 5.88%. In 2001, we repurchased a total of 117,000 unvested shares at the original exercise price, cancelled the repurchased shares and forgave the remaining balance of the Note. A compensation expense of $540,000 was recorded as of December 31, 2001.

In 1999, two former executives exercised 288,000 stock options covering an aggregate of 288,000 shares of our common stock in exchange for notes receivables in the amount of $400,000 and $51,000. The notes were full-recourse collateralized by the underlying stock. The notes were assessed by us to be fully collectible, based on our understanding of the financial standing of the individuals. We perform periodic reviews of the recoverability of our outstanding notes receivables. In the fourth quarter of 2002, we determined that collection of these two notes was no longer probable although we would still actively pursue collection of both notes. As a result, we recorded an impairment charge of $451,000 as stock compensation expense. In December 2003, we were successful in obtaining a payment of $448,000 from one former executive for his outstanding note receivable plus interest. The principal portion was $400,000 of the total payment and was recorded as a credit to compensation expense.

NOTE 9—BORROWINGS:

Notes payable

Borrowings consisted of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand. Interest rates ranged from 12.86% to 15.61%. We paid off all outstanding note payable balances in December 2003.

Revolving line of credit

Our two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of an accounts receivable line and an equipment line. The terms of the line of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuances subsequent to the effective date of the line of credit agreement, and certain other covenants.

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable.

Borrowings under the new $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of December 31, 2003, we were in compliance with the respective debt covenants.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—COMMITMENTS AND CONTINGENCIES:

We lease our facilities and some equipment under noncancellable operating leases that expire on various dates through 2011. Rent expense is recognized ratably over the lease term. Future minimum lease payments as of December 31, 2003 are as follows (in thousands):

Fiscal Year	Operating Leases	Sublease Income	Total
2004	$3,170	$(438)	$2,732
2005	3,164	(143)	3,021
2006	3,388	—	3,388
2007	3,412	—	3,412
2008	2,893	—	2,893
Thereafter	3,065	—	3,065

Total	$19,092	$(581)	$18,511

Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled $2.8 million, $2.9 million and $3.4 million, respectively.

We entered into a two-year agreement, beginning March 19, 2002, with Business Agility (formerly Merit International), pursuant to which Business Agility provides exclusive training and certain non-exclusive consulting services for a fixed fee. Upon the effective date of the agreement, we transferred to Business Agility our training operations including selected employees. In addition, Business Agility provides to our customers resource development services in exchange for an agreed-upon fee negotiated on a transaction-by-transaction basis. We believe this agreement provides us with high quality training and consulting services. As part of the original agreement, we were required to pay Business Agility certain minimum revenue amounts and were subject to an early termination fee. In September 2003, we amended the agreement to extend its effective date through March 2006, and we are no longer required to make minimum revenue payments to Business Agility or pay an early termination fee. As part of the amendment, Business Agility has agreed to share a portion of Business Agility-Chordiant monthly consulting revenues with us as follows: 0% revenue share of Business Agility-Chordiant monthly consulting revenues of (British Pounds) 0 to 157,000; 10% revenue share of Business Agility-Chordiant monthly consulting revenues exceeding (British Pounds) 157,001 and up to 300,000; and 15% revenue share of Business Agility-Chordiant monthly consulting revenues exceeding (British Pounds) 300,001.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003. Accordingly, we have no liabilities recorded for these liabilities as of December 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2003.

NOTE 11—LITIGATION:

Beginning in July 2001, we and certain of our officers and directors were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s (collectively, the “IPO Lawsuits”).

In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant’s officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the IPO Lawsuits without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the Issuers. In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. In September 2003, in connection with the possible settlement, those officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

NOTE 12—INCOME TAXES:

The components of net loss before taxes are as follows (in thousands):

	December 31,
	2003	2002	2001
United States	$(13,725)	$(26,668)	$(40,231)
Foreign	(2,128)	(5,503)	(1,831)

	$(15,853)	$(32,171)	$(42,062)

Our provision for income taxes was $550,000, $150,000 and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in the provision for fiscal year 2003 when compared to fiscal year 2002 is due to an increase in earnings from our foreign subsidiaries. The decrease in the provision for fiscal year 2002 when compared to fiscal year 2001 was due to the reduction of earnings in our foreign subsidiaries.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets consist of the following (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$49,544	$47,731
Accrued expenses and provisions	2,444	2,392
Tax credit carryforwards	6,910	5,434
Deferred revenue	895	2,099
Depreciation and amortization	8,036	7,465

Gross deferred tax assets	67,829	65,121
Deferred tax valuation allowance	(67,829)	(65,121)

Net deferred tax assets	$—	$—

The valuation allowance increased by $2.7 million, $7.2 million and $27.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At December 31, 2003, we had approximately $142.3 million and $20.1 million of net operating loss carryforwards for federal and state purposes, respectively. These carryforwards are available to offset future taxable income and expire beginning in 2010 and 2004, respectively. At December 31, 2003, there are approximately $3.2 million of federal credits that begin to expire in 2010. The California state credits of approximately $3.6 million do not expire.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Book loss	$(15,853)	$(32,171)	$(42,062)
Federal	(4,804)	(10,938)	(14,301)
State	(911)	(1,930)	(2,524)
Goodwill	—	—	2,256
Stock-based compensation	2,938	1,192	1,095
R&D	—	(1,403)	(1,311)
IPR&D	—	339	1,029
Other	142	120	719
Foreign tax	211	150	200
Valuation allowance	2,974	12,620	13,037

Provision for income taxes	$550	$150	$200

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMON STOCK:

There were no repurchases of our common stock during fiscal years 2003 and 2002. During fiscal year 2001, we repurchased 117,000 shares of common stock through the cancellation of a note receivable in the amount of $332,000. We then cancelled all of the repurchased shares.

During 2002, we sold 479,100 shares of our common stock to Canadian Imperial Holdings, Inc. for an aggregate purchase price of $3.0 million for which the principal purpose of the offering is for working capital and other general corporate purposes.

NOTE 14—STOCK OPTION EXCHANGE:

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain financial performance goals. There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still with the Company were replaced six (6) months and one (1) day following the expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program. In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement. In November 2003, our then acting Chief Financial Officer left our employ and, as a result, the Company is no longer subject to stock-based compensation expense related to the vesting of his restricted stock. In connection with the termination, we accelerated the vesting of 154,723 shares of restricted stock resulting in a compensation expense of $0.6 million.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. For the year ended December 31, 2003, $7.6 million was recorded as stock-based compensation expense. The remaining unearned stock-based compensation expense amounted to approximately $1.5 million at December 31, 2003. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15—STOCK OPTION PLANS:

1999 Equity Incentive Plan

Our 1999 Equity Incentive Plan (the “1999 Plan”) provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 20,000,000 shares of Common Stock have been reserved for issuance under the 1999 Plan. The number of shares reserved under the plan automatically increases on October 1st of each year by the greater of (1) 5% of outstanding shares on that date or (2) the number of shares of common stock subject to stock awards made under the 1999 Plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors, and the automatic increase ceases when 20,000,000 shares are reserved for issuance pursuant to the 1999 Plan. As of December 31, 2003, there were 20,000,000 shares reserved for issuance pursuant to the 1999 Plan. The 1999 Plan is administered by the Board of Directors, or a committee of the Board of Directors to which it has delegated this power, and provides generally that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. At December 31, 2003 and 2002, 6,000 and 11,000 shares were subject to repurchase, respectively.

1999 Non-Employee Director Option Plan

In November 1999, the 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of Common Stock to each new non-employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares on the day after each of our annual meetings of the stockholders. A total of 1,168,000 shares of Common Stock have been reserved for issuance under the director plan. The amount reserved under the 1999 Non-Employee Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the director plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under our stock option plans (in thousands, except per share data):

	Years Ended December 31,
	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	7,380	$2.58	15,267	$4.10	8,727	$5.00
Granted	4,517	1.47	4,825	2.59	10,479	4.37
Cancelled	(1,658)	3.13	(11,727)	4.56	(3,201)	8.25
Exercised	(781)	1.65	(985)	2.04	(738)	1.11

Outstanding at end of period	9,458	2.01	7,380	2.58	15,267	4.10

Options exercisable at end of period	8,020		7,124		9,100
Weighted average minimum value/fair value of options granted during the period		$1.96		$2.62		$1.80

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.14– 0.30	75	5.7	$0.16	75	$0.16
$ 0.64– 0.91	2,266	6.5	$0.71	1,918	$0.69
$ 1.00– 1.50	2,665	9.1	$1.07	2,256	$1.06
$ 1.52– 2.27	1,526	8.1	$1.77	1,472	$1.77
$ 2.33– 3.38	1,654	7.1	$2.91	1,596	$2.89
$ 3.51– 4.84	784	8.9	$3.99	215	$4.09
$ 5.61– 8.00	452	7.1	$6.46	452	$6.46
$10.63–48.44	36	6.3	$26.59	36	$26.59

	9,458	7.8	$2.01	8,020	$1.96

NOTE 16—WARRANTS:

On August 12, 2002, we entered into an agreement with IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock. The exercise price is set at $2.25 per share. The warrant expires on August 12, 2007. The warrant was valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free rate: 3.22% and fair market value of our common stock at the grant date: $0.84. The value of the warrant was recorded as a prepaid expense and was offset against revenue during 2003 upon the completion of an IBM revenue generating transaction.

In September 2001, we issued a warrant to Accenture plc to purchase up to 0.6 million shares of common stock. The warrant will vest based on achieving designated sales targets. As of December 31, 2003, no warrants had vested. The exercise price is set at $7.05 per warrant. The warrants expire on September 4, 2006. The

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants will be valued based on the fair market value of our common stock upon Accenture achieving the revenue targets and the measured amount will be recorded as sales and marketing. As of December 31, 2003, no designated sales targets have been achieved by Accenture.

NOTE 17—EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

We sponsor a 401(k) Savings Plan for our full-time employees. Under the 401(k) Plan, each participant may elect to contribute up to 15% of their pre-tax compensation. During fiscal 2003, we suspended our matching of employee contributions which historically has been at a rate of 50%. Employee contributions are fully vested, whereas vesting in Chordiant’s matching contributions occurs at a rate of 33.3% per year of employment. Our contributions to the 401(k) Plan totaled approximately $247,000, $577,000 and $358,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Defined Contribution Plan

We also sponsor a defined contribution pension plan for the employees of our United Kingdom sales office. Under the pension plan, employees of the United Kingdom sales office may elect to contribute 5% of their pre- tax compensation. Our contributions to the pension plan totaled approximately $598,000, $789,000 and $599,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the 1999 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of our Common Stock on every February 15th and August 15th, for a total 24-month term. A new ESPP scheme commences on each 6-month anniversary. An employee may participate in one ESPP scheme at any one time. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The amount that may be offered pursuant to this plan is approximately 6,014,000 shares. In 2003, 2002 and 2001, approximately 2,000,000, 1,341,000 and 555,000 shares were purchased under the ESPP at weighted average prices of $0.64, $1.40 and $2.35, respectively. The amount reserved under the plan will automatically increase each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the ESPP during the prior twelve-month period. However, the automatic increase is subject to reduction by the Board of Directors.

NOTE 18—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $20.6 million, $26.6 million and $27.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Software license revenues for application products were approximately $5.9 million, $6.0 million and $12.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Services revenues for enterprise solutions was approximately $30.9 million, $28.5 million and $28.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Services revenues for application products were approximately $10.9 million, $12.8 million and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Years Ended December 31,
	2003	2002	2001
North America	$15,825	$19,639	$12,418
Europe	52,210	53,885	63,995
Rest of World	231	327	1,051

	$68,266	$73,851	$77,464

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31,
	2003	2002
North America	$1,475	$2,867
Europe	1,596	2,198
Rest of World	—	4

	$3,071	$5,069

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

	Year Ended December 31, 2003				Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,815	$17,085	$17,766	$19,600	$22,808	$15,075	$18,901	$17,067
Gross profit	7,164	10,428	10,750	12,113	12,591	7,907	11,658	9,738
Net loss	(6,946)	(3,391)	(2,129)	(3,937)	(8,209)	(10,548)	(4,968)	(8,596)
Net loss per share—basic and diluted	$(0.12)	$(0.06)	$(0.04)	$(0.06)	$(0.15)	$(0.19)	$(0.09)	$(0.15)

NOTE 20—SUBSEQUENT EVENT (UNAUDITED):

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million which will be used for working capital and other general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, as of December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item, insofar as it relates to our directors and officers, will be contained under the captions “Directors and Executive Officers of the Registrant” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders (the “Proxy Statement”), and is hereby incorporated by reference thereto.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Proxy Statement under the caption “Ratification of Selection of Independent Accountants” and is hereby incorporated by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Index to Financial Statements

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 44 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 50 of this report are included in Item 8 above.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts
2003	$181	$21	$69	$133
2002	$208	$554	$581	$181
2001	$195	$13	$—	$208
Deferred tax asset valuation allowance
2003	$65,121	$2,708	$—	$67,829
2002	$57,937	$7,184	$—	$65,121
2001	$30,781	$27,156	$—	$57,937

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(b)	Reports on Form 8-K

On October 21, 2003, the Company furnished a Current Report on Form 8-K which announced the Company’s financial results for the quarter ended September 30, 2003 and certain other information. A copy of the Company’s press release announcing the financial results and certain other information was attached and incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on March 8, 2004.

CHORDIANT SOFTWARE, INC.

By:	/s/ STEPHEN KELLY
Stephen Kelly Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints STEPHEN KELLY and MICHAEL SHANNAHAN, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN KELLY Stephen Kelly	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

/s/ MICHAEL J. SHANNAHAN Michael J. Shannahan	Chief Financial Officer, Chief Accounting Officer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ SAMUEL T. SPADAFORA Samuel T. Spadafora	Chairman of the Board and Director	March 8, 2004

/s/ DAVID R. SPRINGETT David R. Springett	Director	March 8, 2004

/s/ GEORGE REYES George Reyes	Director	March 8, 2004

/s/ WILLIAM RADUCHEL William Raduchel	Director	March 8, 2004

/s/ ANDREW ECKERT Andrew Eckert	Director	March 8, 2004

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Director	March 8, 2004

INDEX TO EXHIBITS

Exhibit Number		Description

2.1		Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 99.1 with Chordiant’s Current Report on Form 8-K (No. 000-29357) filed on August 3, 2000 and incorporated herein by reference).

2.2		Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc. (included as Annex A to the joint proxy statement/prospectus filed with Amendment No. 1 to Chordiant’s Registration Statement on Form S-4 (No. 333-54856) filed on February 26, 2001 and incorporated herein by reference).

2.3		Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant’s Current Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2		Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment No. 2 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on February 7, 2000 and incorporated herein by reference).

4.2		Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”) (filed as Exhibit 4.5 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

4.3		Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited (filed as Exhibit 4.5 to Chordiant’s Current Report on Form 8-K filed on January 26, 2004 and incorporated herein by reference)

4.4		Warrant, dated February 28, 1999, issued to GAP Coinvestment Partners II, L.P. (filed as Exhibit 10.19 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.5		Warrant, dated December 9, 1999, issued to General Atlantic Partners 52, L.P. (filed as Exhibit 10.20 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.6		Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.25 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.7		Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.26 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.8		Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.27 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

10.1	*	1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

Exhibit Number		Description
10.2*		1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3*		1999 Non-Employee Directors’ Plan and Form of Stock Option Agreement (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.4*		2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with Chordiant’s S-8 Registration Statement (No. 333-42844) filed on August 2, 2000 and incorporated herein by reference).

10.5		Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.5 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.6*		Employment Letter Agreement of Samuel T. Spadafora, dated April 24, 1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora (filed as Exhibit 10.8 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.7		Amended and Restated Loan and Security Agreement, dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank (filed as Exhibit 10.14 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.8		First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank (filed as Exhibit 10.15 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.9*		Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.16 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.10	*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Sam Spadafora (filed as Exhibit 10.17 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.11	*	Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Don Morrison (filed as Exhibit 10.19 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.12	*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc. (filed as Exhibit 10.20 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.13	*	Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Donald J. Morrison (filed as Exhibit 10.23 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.14	*	Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.24 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.15	*	Form of CEO and CFO Restricted Stock Agreement, dated October 10, 2002, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.25 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.16	*	Amendment to Change of Control Agreement, dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.26 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

Exhibit Number		Description
10.17	*	Amendment to Change of Control Agreement, dated January 11, 2003, by and between Chordiant Software, Inc. and Don Morrison (filed as Exhibit 10.27 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.18	*	Change of Control Agreement, dated April 24, 2003, by and between Chordiant Software, Inc. and Allen Swann (filed as Exhibit 10.29 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

10.19	*	Amendment to Change of Control Agreement, dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora.

10.20	*	Employment Letter, dated October 27, 2003, between Chordiant Software, Inc. and Michael J. Shannahan.

10.21		Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003 (filed as Exhibit 10.30 to Chordiant’s Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated herein by reference).

10.22		First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.

10.23	*	Change of Control Agreement, dated October 27, 2003, by and between Chordiant Software, Inc. and Michael J. Shannahan.

21.1		Subsidiaries of Chordiant Software, Inc.

23.1		Consent of Independent Accountants.

24.1		Power of Attorney (set forth on signature page).

31.1		Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1		Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.