Form 10-K/A
period 2003-12-31
CHORDIANT SOFTWARE INC
filed 2004-03-30
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock $.001 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”) or modify or update those disclosures, except to reflect certain revisions and clarifications in Items 1, 7, 8, 9A and 10 through 15 of this Amendment No. 1 to the Form 10-K.

CHORDIANT SOFTWARE, INC.

FORM 10-K/A

1

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

The complexities of marketing, selling and servicing multiple product lines to many customers have confounded the efforts of many prepackaged customer software application vendors, delivering only static versus dynamic customer solutions. We believe that contemporary organizations require flexible solutions with real-time capabilities that are delivered across the enterprise and are powered by business rules and processes that address this complex business environment and constantly changing customer needs.

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

Product Solutions

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of individual customers across multiple business channels integrating multiple lines of business. Our solutions are designed to enable global business-to-consumer enterprises to optimize marketing, selling and servicing efforts. The solution suite is typically licensed as an integrated set of products, applications and functionalities based on an open systems environment capable of deployment throughout a customer’s information technology infrastructure. We generally segregate our solutions into two product families which can be sold and implemented separately from each other. One product family is our marketing solution with it various components. The other product family is our enterprise solutions which consists of our enterprise platform and selling and services applications. This integrated suite includes the following products:

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

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services and telecommunications industries Our customers include: USAA, T-Mobile, Lloyds TSB Bank, Bank of Ireland, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank, Canadian Tire Financial Services, Barclays Bank, Direct Line, CIBC Bank, Halifax plc, Nokia, British Telecom and British Sky Broadcasting (BskyB). For information relating to individual customers that have contributed 10% or more of our consolidated revenues during the past three years, please see Note 2 to our consolidated financial statements contained in Item 8 of this Form 10-K/A.

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

Financial Information About Geographic Areas

For a detailed description of our sales by geographic region, please see Note 18 to our consolidated financial statements contained in Item 8 of this Form 10-K/A. For information relating to the risks attendant to our foreign operations, see “—Risk Factors—If we fail to adequately address the difficulties of managing international operations associated with operating on an international basis, our operating expenses and net income will be adversely affected,” and “—Risk Factors— Increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.”

Available Information

We were incorporated in California in March 1991 and were reincorporated in Delaware in October 1997.

We maintain a site on the world-wide web at www.chordiant.com; however, information found on our website is not incorporated by reference into this annual report on Form 10-K/A. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns could make the closing of license transactions to new and existing customers difficult.

Our revenues fell in fiscal year 2003 compared to revenues in fiscal year 2002. Our revenues will continue to decrease in 2004 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Continued or further weakness in technology spending and geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $16.4 million and $32.3 million for the years ended December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, we had an accumulated deficit of $188.9 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

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

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the year ended December 31, 2003, international revenues were $52.4 million or approximately 77% of our total revenues. For the year ended December 31, 2002, international revenues were $54.2 million or approximately 73% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with licensing products and servicing customers in foreign markets; and

•	Economic downturns and political uncertainty in international economies.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income.

Increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. Our international sales comprised 77%, 73% and 84% of our total sales for 2003, 2002 and 2001, respectively. In 2003, our operating results were positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Our development, marketing and distribution strategies increasingly rely on our ability to form and maintain long-term strategic relationships with system integrators, in particular, our existing business alliance partners, IBM and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these parties may be more likely to recommend competitors’ products and services.

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

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

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

We may incur in future periods significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

Based on accounting standards involving stock compensation, we may incur variable accounting costs related to the issuance of restricted stock and certain stock options, including those associated with our stock option cancellation/re-grant program. Accounting standards require us to re-measure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional stock-based compensation costs in future periods. Refer to the discussions under the caption “Stock-based compensation” set forth in Note 2 and the discussions under the caption “Stock-based compensation expense” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

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

To date, our sales have been concentrated in the financial services and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in two large markets—financial services and telecommunications—accounted for approximately 80% and 81% of our total revenues for the years ended December 31, 2003 and

2002, respectively. We expect that revenues from these two markets will continue to account for a substantial portion of our total revenues in 2004. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 61%, 56% and 49% of total revenue for the years 2003, 2002 and 2001, respectively. Gross margin on services revenues has been 37%, 26% and 13% for calendar years 2003, 2002 and 2001, respectively, and gross margin on license fees has been approximately 95% for each of the past three years ended 2003. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

Because we have reduced the size of our workforce, we may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development and sales of our products.

In 2002 and 2003, we reduced the size of our workforce and may carry out further reductions in the future. Our recent reductions were intended to align our operating expenses with our revenue expectations. In the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to securities authorized for issuance under our equity compensation plans, please refer to the information under the heading, “Equity Compensation Plan Information” in Item 12 of this Form 10-K/A.

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

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1 of this Form 10-K/A under the caption “ Risk Factors” and those discussed elsewhere in this annual report and in our other SEC filings. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

As an enterprise software vendor, we generate substantially all of our revenues from the financial services and telecommunications industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook, and willingness to invest in new enterprise information systems and business applications.

Beginning in late calendar 2000, the financial services and telecommunications industries entered into a steep and long economic downturn, with industry sales dropping from late 2000 through the first part of 2003. Over the past three years, our customers have focused on controlling costs and reducing risk, including constraining information technology and lines of business expenditures and requiring more favorable pricing terms from their suppliers and pursuing consolidation within their own industries. As a result of this downturn, our license fee revenue has declined 18%-19% in each of the last two years. Pricing pressure during the past year has intensified particularly with respect to our marketing solutions. Several of our competitors continue to aggressively price their products with large discounts. Over the past year, we have continued to see competitive pricing pressure.

Our strategy is to:

•	continue to offer products with functionality different and superior to our competitors;

•	increase our revenues in North America as a percentage of our overall revenues;

•	continue to effectively manage costs and achieve profitability; and

•	pursue opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions.

Our target customers include companies with demanding customer relationships involving a large number of individual customers with complex customer relationships requiring high levels of personalized services. Through our acquisitions of Prime Response, Inc. (“Prime Response”), OnDemand, Inc. (“OnDemand”), and of certain technology from ActionPoint, Inc. (“ActionPoint”), and ASP Outfitter, Inc. (“ASP Outfitter”), we have added new products and features to our product offerings. The acquisition of Prime Response in 2001 resulted in the addition of our marketing solution product. The other acquisitions we made during 2001 and into 2002 have primarily added features and functionality to our enterprise solutions product offerings. Our solutions seek to fulfill the requirements these companies have for enterprise-wide customer system software infrastructure solutions capable of servicing millions of individual customers across multiple communication channels in real-time. Our solutions enable organizations to market, sell and serve their customers across multiple channels, including call centers, branch representatives and self-serve channels such as automated telephony, the Internet and e-mail.

Financial Trends

Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues has remained constant at approximately 95% for each of the past three years. Over the next year, we expect license gross margin to range from 94 to 96%.

Gross margin on service revenues has reflected steady improvement, increasing from 13% in 2001 to 26% in 2002 to 37% in 2003. These increases are the result of the improvement in the design and functionality of our products, improvements in our cost management and our use of partners to provide an increasing portion of the implementation services. Due to these improvements, we believe gross margin on services will improve modestly over the next year from the 2003 level. We expect that service revenues will continue to represent over 50% of our total revenues.

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

Historically, a small number of customers have accounted for a significant portion of our total revenues. We expect that revenues from a small number of customers will continue to account for a substantial portion of our total quarterly revenues in the foreseeable future. Customer concentration has declined over the past two years, but we expect that certain customers could each account for more than 10% of our total revenues in future periods. For information relating to individual customers that have contributed 10% or more of our consolidated revenues during the past three years, please see Note 2 to our consolidated financial statements contained in Item 8 of this Form 10-K/A.

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

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

License.    Total license revenues decreased to approximately $26.5 million for the year ended December 31, 2003 from $32.6 million, or approximately 19%, for the year ended December 31, 2002. License revenues for enterprise solutions decreased to approximately $20.6 million for the year ended December 31, 2003 from $26.6 million, or approximately 23%, for the year ended December 31, 2002. License revenues for marketing solutions decreased to approximately $5.9 million for the year ended December 31, 2003 from $6.0 million, or approximately 1%, for the year ended December 31, 2002. The overall license revenues decrease was due to smaller aggregate dollar sales by new and existing customers as they reduced or delayed spending due to a weak economic environment in our target markets. We had six customers that purchased enterprise solution licenses in amounts greater than $1.0 million in each of 2003 and 2002. The average license fee amount for these purchases decreased by $0.8 million in 2003 from 2002 due to lower-volume license commitments.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $41.8 million for the year ended December 31, 2003 from $41.3 million, or approximately 1%, for the year ended December 31, 2002. Service revenues for enterprise solutions increased to approximately $30.9 million for the year ended December 31, 2003 from $28.5 million, or approximately 8%, for the year ended December 31, 2002. Service revenues for marketing solutions decreased to approximately $10.9 million for the year ended December 31, 2003 from $12.8 million, or approximately 14%, for the year ended December 31, 2002. The overall service revenues increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

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

Restructuring Costs.    During fiscal years 2003 and 2002, based upon our continued evaluation of economic conditions in the information technology industry and based upon our expectations regarding revenue levels, we restructured several areas of our business to reduce expenses and improve our revenue per employee, operating margin and overall operating performance to achieve cash flow and profitability breakeven in the near future. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted and will continue to result in a more responsive management structure.

We aligned our research and development spending with anticipated revenues in 2002 and 2003 after consolidating five acquisitions and integrating the various technologies into Chordiant solutions. We anticipate that we will continue to devote adequate resources to develop and maintain our products. If we experience significant growth, we may need to increasingly rely on the services of independent contractors.

We also aligned our sales and marketing resources and expense levels with anticipated revenues as we entered fiscal year 2003. We made decisions to abandon certain vertical markets and focus our sales and marketing resources with our business alliance partners in particular vertical markets such as retail banking, insurance, consumer financial services, telecommunications and consumer direct industries.

The restructuring and cost control initiatives that occurred in fiscal year 2002 reduced our expense levels by $4.3 million per quarter. The restructuring and cost control initiatives that occurred in fiscal year 2003 reduced our expense levels an additional $1.3 million per quarter, resulting in a cost structure that we believe is better aligned with anticipated revenues. The majority of the $1.3 million in quarterly expense savings from the 2003 restructuring was derived from our workforce reduction.

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

The total charge and related cash outlay related to our restructurings are based on management’s current estimates, which may change materially if further consolidations are required or if actual lease-related expenditures or sublease income differ from amounts currently expected. We will review the status of our obligations related to the restructurings quarterly and, if appropriate, record changes in estimates related to these obligations in current operations.

Because the benefits related to our restructuring are derived from management’s estimates, which are based on currently available information, we may not achieve the benefits currently anticipated or on the timetable or at the level currently contemplated.

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

Comparison of the Years Ended December 31, 2002 and 2001

Revenues

License.    Total license revenues decreased to approximately $32.6 million for the year ended December 31, 2002 from $39.7 million, or approximately 18%, for the year ended December 31, 2001. License revenues for enterprise solutions decreased to approximately $26.6 million for the year ended December 31, 2002 from $27.0 million, or approximately 1%, for the year ended December 31, 2001. License revenues for marketing solutions decreased to approximately $6.0 million for the year ended December 31, 2002 from $12.7 million, or approximately 53%, for the year ended December 31, 2001. The overall license revenue decrease was primarily due to the decline in the number of application product implementations by new customers.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $41.3 million for the year ended December 31, 2002 from $37.8 million, or approximately 9%, for the year ended December 31, 2001. Service revenues for enterprise solutions increased to approximately $28.5 million for the year ended December 31, 2002 from $28.4 million, or less than 1%, for the year ended December 31, 2001. Service revenues for marketing solutions increased to approximately $12.8 million for the year ended December 31, 2002 from $9.4 million, or approximately 35%, for the year ended December 31, 2001. The overall service revenue increase was primarily due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements.

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

Amortization of goodwill.    There was no amortization of goodwill from 2002 as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. We ceased to amortize the unamortized goodwill balances of approximately $20.7 million, including $2.7 million of acquired workforce-in- place that was reclassified to goodwill during 2002. Additionally, there was no amortization of the $4.2 million of goodwill recorded as a result of the OnDemand acquisition. Amortization of goodwill during the year ended December 31, 2001 represented $6.6 million.

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

Cash used in operating activities was $7.7 million, $11.1 million and $27.1 million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in operating activities during fiscal year 2003 consisted primarily of our net loss of $16.4 million adjusted for non-cash items (primarily depreciation, amortization and non-cash stock based compensation expense) of approximately $14.6 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.9 million. During fiscal year 2003, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenues decreased as long-term support and maintenance revenues were recognized for which cash was received in prior years; (ii) accounts payable decreased as the Company paid off prior year balances and continued to closely manage 2003 operating expenses; (iii) accrued expenses decreased as a result of payments for restructuring-related accruals, commissions and bonuses which were partially offset by current year accruals; and (iv) accounts receivable increased due to higher fourth quarter revenues in 2003 than in 2002. Cash used in operating activities during fiscal year 2002 consisted primarily of our net loss of $32.3 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock based compensation expense and purchased in-process research and development) of approximately $12.7 million and the net cash inflow effect from changes in assets and liabilities of approximately $8.5 million. During fiscal year 2002, the following occurred which contributed to the net cash inflow effect from changes in assets and liabilities: (i) accounts receivable decreased due to lower fourth quarter revenues in 2002 than in 2001; (ii) prepaid expenses decreased as prepaid commission expenses were recognized and prepaid acquisition related balances were utilized; (iii) accrued expenses increased due to restructuring activities implemented in 2002; and (iv) deferred revenue decreased as license revenue contracts signed in 2001 were completed and recognized in 2002.

Cash provided by investing activities was $8.1 million, $7.8 million and $11.8 million during the years ended December 31, 2003, 2002 and 2001, respectively. During fiscal year 2003, the following occurred: (i) proceeds from net maturities of short-term investments totaled $8.6 million and were reinvested into cash and cash equivalent investments to be available to fund operating activities; and (ii) capital expenditures totaled $0.6 million. During fiscal year 2002, the following occurred: (i) proceeds from net maturities of short-term investments totaled $13.4 million and were reinvested into cash and cash equivalent investments to be available to fund operating activities; (ii) cash paid for the acquisition of OnDemand (net of cash acquired) totaled $4.8 million; and (iii) capital expenditures totaled $1.5 million.

Cash provided by financing activities was $1.9 million, $5.8 million and $1.4 million during the years ended December 31, 2003, 2002 and 2001, respectively. During fiscal year 2003, the following occurred: (i) repaid $4.7 million of borrowings including $3.5 million of borrowings entered into during 2003; (ii) received proceeds of $1.3 million from the issuance of common stock as part of the employee stock purchase plan; (iii) received proceeds of $1.0 million from the exercise of employee stock options; and (iv) received proceeds of $0.9 million from the collection of notes receivables. During fiscal year 2002, the following occurred: (i) obtained net proceeds of $3.0 million from the sale of 479,100 shares of our common stock to Canadian Imperial Holdings, Inc.; (ii) received proceeds of $1.9 million from the issuance of common stock as part of the employee stock purchase plan; (iii) received proceeds of $1.5 million from the exercise of employee stock options; (iv) repaid $1.2 million of borrowings net of $0.4 million of borrowings entered into during 2002; and (v) received proceeds of $0.5 million from the collection of notes receivables.

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

Indemnification

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

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Years Ended December 31,
	2003	2002	2001
The Royal Bank of Scotland	11%	*	10%
USAA	*	17%	*
Hutchinson 3 G	*	13%	10%
Lloyds TSB	*	11%	18%
EDS	*	*	13%

*Represents	less than 10% of total revenues.

At December 31, 2003, Canadian Imperial Bank of Commerce and Sky Services, Ltd. accounted for approximately 14% and 10% of our accounts receivable, respectively. At December 31, 2002, Barclays accounted for approximately 22% of our accounts receivable.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable

Accounts receivables (net) consist of the following (in thousands):

	Years Ended December 31,
	2003	2002
Accounts receivables, net:
Accounts receivables	$12,107	$9,596
Less: allowance for doubtful accounts	(133)	(181)

	$11,974	$9,415

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We determined that we have one reporting unit. We completed our annual goodwill impairment review during the fourth quarter of 2003 and performed Step 1 of the goodwill impairment analysis required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of December 31, 2003 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of each of these acquisitions have been included in our operating results from the date of acquisition. The table below summarizes the total purchase price for each of the acquisitions which occurred during fiscal 2002 and 2001 (in thousands):

	On Demand	ASP Outfitter (AoNet Assets)	Action Point (Dialog Server Assets)	Prime Response
Acquisition date	April 1, 2002	May 29, 2001	May 17, 2001	March 27, 2001
Shares issued	—	165	1,734	11,919
Options issued	—	—		1,367
Warrants issued	—	—	—	1,050
Purchase price:
Value of shares issued	$—	$530	$5,304	$33,745
Value of warrants issued	—	—	—	2,819
Value of options issued	—	—	—	3,241
Cash	11,511	500	1,954	—
Direct acquisition costs	207	32	134	6,502

Total purchase price	$11,718	$1,062	$7,392	$46,307

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 7—RESTRUCTURING:

Restructuring Costs. During fiscal years 2003 and 2002, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted and will continue to result in a more responsive management structure.

We aligned our research and development spending with anticipated revenues in 2002 and 2003 after consolidating five acquisitions and integrating the various technologies into Chordiant solutions. We anticipate

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that we will continue to devote adequate resources to develop new products and new versions of Chordiant solutions.

We also aligned our sales and marketing resources and expense levels with anticipated revenues as we entered fiscal year 2003. We made decisions to abandon certain vertical markets and focus our sales and marketing resources with our business alliance partners in particular vertical markets such as retail banking, insurance, consumer financial services, telecommunications and consumer direct industries.

The restructuring and cost control initiatives that occurred in fiscal year 2002 reduced our expense levels by $4.3 million per quarter. The restructuring and cost control initiatives that occurred in fiscal year 2003 reduced our expense levels an additional $1.3 million per quarter, resulting in a cost structure that we feel is better aligned with anticipated revenues. The majority of the $1.3 million in quarterly expense savings from the 2003 restructuring were derived from our workforce reduction.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License revenues for enterprise solutions amounted to $20.6 million, $26.6 million and $27.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Software license revenues for marketing solutions were approximately $5.9 million, $6.0 million and $12.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Services revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Services revenues for enterprise solutions was approximately $30.9 million, $28.5 million and $28.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Services revenues for marketing solutions were approximately $10.9 million, $12.8 million and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Years Ended December 31,
	2003	2002	2001
North America	$15,825	$19,639	$12,418
Europe	52,210	53,885	63,995
Rest of World	231	327	1,051

	$68,266	$73,851	$77,464

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c) Limitations on the Effectiveness of Controls.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We believe, however, our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers and current directors and the positions held by them are as follows:

Name	Age	Position
Samuel T. Spadafora	61	Chairman of the Board and Chief Strategy Officer

Stephen Kelly	42	Chief Executive Officer and Director

Donald J. Morrison	46	President

Allen Swann	53	President, International

Michael J. Shannahan	55	Senior Vice President and Chief Financial Officer

Andrew Eckert	42	Director

William Raduchel	57	Director

David R. Springett	69	Director

Steven R. Springsteel	46	Director

Samuel T. Spadafora has been Chairman of our board of directors since November 1999 and has been our Chief Strategy Officer since November 2003. Mr. Spadafora served as our Chief Executive Officer and a director from June 1998 to January 2002. From June 1998 until October 2000, he was also our President. From April 1994 to June 1998, Mr. Spadafora served as Vice President of worldwide field operations for the microelectronic business of Sun Microsystems, Inc., a computer systems and networking company. Mr. Spadafora holds a B.A. in marketing from Eastern Michigan University.

Stephen Kelly has been a director of ours since March 2001 and our Chief Executive Officer since January 2002. From October 2000 through January 2002, he served as our President and Chief Operating Officer, and from October 1998 through October 2000 he served as our Senior Vice President of Europe, Middle East and Africa operations. From October 1997 to September 1998, Mr. Kelly served as our Vice President of Europe, Middle East and Africa operations. From 1987 to 1998, Mr. Kelly worked in various sales, alliances and marketing roles at the United Kingdom operations of Oracle Corporation, an enterprise software company, where he most recently served as director of Europe, Middle East and Africa alliances and industry groups. Mr. Kelly received his B.Sc. with honors in business administration and accounting from the University of Bath, England.

Donald J. Morrison has served as our President since January 2004. From September 2000 to January 2004, he served as our Executive Vice President of business development and marketing. From January 1999 until September 2000, Mr. Morrison served as our Executive Vice President, worldwide sales and marketing. Mr. Morrison joined us as Executive Vice President of marketing in June 1997. Mr. Morrison received his B.A. in business administration from San Francisco State University and his masters degree in marketing management from Golden Gate University.

Allen Swann has served as President of our international operations since March 2001. From February 1998 until March 2001, Mr. Swann ran the international operations of Prime Response Ltd., now a wholly-owned subsidiary of ours. From 1986 to February 1998, Mr. Swann was first a regional sales manager and later the UK Sales Director for Oracle UK, a subsidiary of Oracle Corporation, an enterprise software company. Mr. Swann earned his B.S. in Statistics from Salford University.

Michael J. Shannahan has served as our Senior Vice President and Chief Financial Officer since October 2003. From January 2003 to October 2003, Mr. Shannahan provided financial consulting services to a publicly traded software company. From October 2001 to November 2002, Mr. Shannahan served as acting Chief Financial Officer of Sanctum, Inc., a web applications security company. From January 2001 to September 2001, Mr. Shannahan served as Chief Financial Officer of BroadBand Office Inc., a communications services company. From August 1999 to January 2001, Mr. Shannahan served as Chief Financial Officer of mySimon, an e-commerce company. From April 1999 to July 1999, Mr. Shannahan served as Chief Financial Officer of TriStrata, an Internet security company. From September 1997 to April 1999, Mr. Shannahan served as the Chief Financial Officer of NetObjects, Inc, a web-publishing software company. From January 1995 to September 1997, Mr. Shannahan served as the Chief Financial Officer of Broderbund Software, Inc., an entertainment and education software company. Mr. Shannahan spent eighteen years with KPMG, an accounting firm, as an audit partner focusing almost exclusively on software companies. Mr. Shannahan holds a B.S. in Business Administration, with a concentration in Accounting from Rockhurst College.

R. Andrew Eckert has been a director of ours since September 2003. Mr. Eckert is currently the Chief Executive Officer and a director of SumTotal Systems, Inc., a publicly traded business software company created by the March 2004 merger of Docent, Inc. and Click2learn, Inc. He served as Chief Executive Officer of Docent, a publicly traded business software company, from April 2002, as President from 2001, and as a director from May 2002. From 1997 to 2000, Mr. Eckert served as Chief Executive Officer of ADAC Laboratories, a publicly traded medical products company that was acquired by Royal Philips Electronics of Amsterdam, Netherlands, in December 2000. Mr. Eckert also served as a director of ADAC Laboratories from 1996 to 2000 and as Chairman of the board of directors from 1999 to 2000. Mr. Eckert holds a B.S. in industrial engineering and an M.B.A. from Stanford University.

William Raduchel, Ph.D., has been a director of ours since February 2003, and previously served as a director of Chordiant between August 1998 and May 2001. He provides strategic advice and consulting to a number of companies, including: America Online, Inc., an Internet service provider; Myriad International, Inc., an executive and professional search company; Silicon Image, Inc., a semiconductor company; Hyperspace Communications, a communications software company; and WildTangent, Inc., an online game publisher. In 2001 and 2002 he was Executive Vice President and Chief Technology Officer of AOL Time Warner, Inc., after earlier being Senior Vice President and Chief Technology Officer of America Online, Inc. From 1988 through 1999, Mr. Raduchel held various positions at Sun Microsystems, Inc., a computer systems and networking company. These positions included Chief Strategy Officer, member of the executive committee, Chief Information Officer, Chief Financial Officer, acting Vice President of human resources, and Vice President of corporate planning and development. Mr. Raduchel is a member of the National Advisory Board for the Salvation Army, the National Academy Committee on Internet Navigation and Domain Name Services, and the Board on Science, Technology and Economic Policy of the National Academy of Sciences. He is also a director of In2Books, a not-for-profit firm dedicated to improving literacy. After attending Michigan Technological University, where he was awarded an honorary doctorate in business in 2002, Mr. Raduchel earned a B.A. in economics from Michigan State University and A.M. and Ph.D. degrees in economics from Harvard University.

David R. Springett, Ph.D. has been a director of ours since January 2000. Dr. Springett has served as President of the Community College Foundation, an educational foundation, since February 1994. He is a board member of the California Vehicle Foundation and the California State Commission on Welfare Reform and Training. Dr. Springett holds degrees from the Royal Military College of Canada, the University of Toronto, Queen’s University and Harvard University.

Steven R. Springsteel has been a director of ours since January 2004. Since January 2003, he has served as Senior Vice President of finance and administration and Chief Financial Officer of Verity, Inc., a provider of intellectual capital management software. From November 2001 to January 2003, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of Sagent Technology, Inc., a publicly traded business intelligence software company. From October 2000 to November 2001, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of NOCpulse (subsequently sold to Red Hat). From November 1996 to October 2000, Mr. Springsteel served as the Executive Vice President and Chief Financial Officer of Chordiant. Mr. Springsteel also serves on the Board of Directors for both Sagent Technology and Critical Path, Inc., a publicly traded digital communications software and services company. Mr. Springsteel holds a BA in Business Administration from Cleveland State University.

The Audit Committee

Chordiant has a separately-designated standing audit committee (the “Audit Committee”). As of March 18, 2004, three independent directors comprise the Audit Committee: David Springett, William Raduchel and Steven R. Springsteel. The Board of Directors (the “Board”) has determined that Mr. Springsteel qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Springsteel’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

The Company has adopted the Chordiant Code of Business Conduct and Ethics (the “Code”), which applies to all officers and employees. The Code is available on our website at www.chordiant.com/company/ir/corpgov.html. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any executive officer, the Company will promptly disclose the nature of the amendment or waiver on its website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended December 31, 2001, 2002 and 2003, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers at December 31, 2003 (the “Named Executive Officers”):

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)		All Other Compensation ($)
Samuel T. Spadafora	2003	232,787		30,000		—		150,000		6,397	(1)
Chairman of the Board	2002	259,018		105,367		—		175,000		5,500
	2001	344,421	(2)	772,378		—		100,000		2,304

Stephen Kelly	2003	275,624		215,199		—		200,000		26,236	(3)
Chief Executive Officer	2002	318,567		424,277		1,377,775	(4)	325,000	(5)	22,284
	2001	280,254		379,944	(6)	—		900,000	(7)	57,468

Donald J. Morrison	2003	221,420		55,750		—		100,000		806	(8)
President	2002	224,584		73,365		163,388	(9)	127,141	(10)	5,500
	2001	246,325	(11)	238,234	(12)	—		110,000		229

Allen Swann	2003	288,053		112,079		—		100,000		28,277	(13)
President, International	2002	249,927		118,657		431,810	(14)	88,750	(15)	51,212
	2001	209,478		489,510	(16)	—		407,620	(17)	3,077

Steve G. Vogel*	2003	157,876		45,750		—		100,000		3,568	(18)
Former Chief Financial Officer	2002	181,667		69,276		273,780	(19)	110,000	(20)	—
	2001	162,838	(21)	77,715		—		337,500	(22)	—

(1)	Includes $3,564 paid by us for group-term life insurance premium in excess of $50,000 and $2,833 in 401(k) matching contributions paid by us.
(2)	During 2001, we changed our policy with respect to paid time off accrual such that executives no longer accrue paid time off. Upon making this change, executives with accrued paid time off were paid the amount accrued. Mr. Spadafora was paid $52,210 for accrued paid time off as a result of this policy change.
(3)	Consists of pension plan matching contributions paid by us to Mr. Kelly’s individual pension plan.
(4)	Total number of shares awarded was 1,020,574. These shares vest quarterly beginning on February 15, 2003 and ending on August 15, 2005. As of December 31, 2003, Mr. Kelly held 609,074 of these shares, valued at $3,319,453 based on the closing price of our unrestricted common stock as of December 31, 2003. As of December 31, 2003, of these 609,074 shares, 123,795 were vested and 485,279 remained subject to vesting. We do not intend to pay dividends on the restricted stock component reported above.
(5)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of our option exchange program in August 2002 (the “2002 Program”).
(6)	Includes commissions of $182,676.
(7)	Options covering 850,717 of such shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.
(8)	Consists of $806 paid by us for group-term life insurance premium in excess of $50,000.
(9)	Total number of shares awarded was 201,713. These shares vest quarterly beginning on February 15, 2003 and ending on August 15, 2005. As of December 31, 2003, Mr. Morrison held 163,414 of these shares, valued at $890,606 based on the closing price of our unrestricted common stock as of December 31, 2003. As of December 31, 2003, of these 163,414 shares, 46,737 were vested and 116,677 remained subject to vesting. We do not intend to pay dividends on the restricted stock component reported above.
(10)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.
(11)	Includes $32,575 paid to Mr. Morrison for accrued paid time off.
(12)	Includes commissions of $50,658.
(13)	Consists of pension plan matching contributions paid by us to Mr. Swann’s individual pension plan.
(14)	Total number of shares awarded was 319,859. These shares vest quarterly beginning on February 15, 2003 and ending on August 15, 2005. As of December 31, 2003, Mr. Swann held 193,859 of these shares, valued at $1,056,532 based on the closing price of our unrestricted common stock as of December 31, 2003. As of December 31, 2003, of these 193,859 shares, 130,192 were vested and 63,667 remained subject to vesting. We do not intend to pay dividends on the restricted stock component reported above.
(15)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.
(16)	Includes commissions of $182,512 and a one-time retention bonus of $306,998 as part of our acquisition of Prime Response.

(17)	Options covering 311,620 of such shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.
(18)	Consists of $1,068 paid by us for group-term life insurance premium in excess of $50,000 and $2,500 in 401(k) matching contributions paid by us.
(19)	Total number of shares awarded was 338,000. These shares vest quarterly beginning on February 15, 2003 and ending on August 15, 2005. As of November 15, 2003, Mr. Vogel was no longer an employee of ours. As of November 15, 2003, Mr. Vogel held 216,450 of these shares, valued at $883,116 based on the closing price of our unrestricted common stock as of November 15, 2003. Under the terms of his separation from Chordiant, none of his restricted stock will vest after November 15, 2003.
(20)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.
(21)	Includes $4,504 paid to Mr. Vogel for accrued paid time off.
(22)	Options covering 312,500 of such shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.

*	Mr. Vogel is no longer an employee of ours.

Stock Option Grants and Exercises

We grant options to our executive officers under the 1999 Equity Incentive Plan (the “Incentive Plan”). As of March 18, 2004, options to purchase a total of 5,821,491 shares were outstanding under the Incentive Plan and options to purchase 2,741,943 shares remained available for grant under the Incentive Plan.

The following tables show for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants		Exercise Price (4) ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options Granted (2) (#)	% of Total Options Granted to Employees in 2003 (3) (%)			5% ($)	10% ($)
Samuel T. Spadafora	150,000	3.3%	$1.70	6/4/2013	$160,368.13	$406,404.33
Stephen Kelly	200,000	4.4%	$1.70	6/4/2013	$213,824.17	$541,872.44
Donald J. Morrison	100,000	2.2%	$1.38	6/1/2013	$86,787.46	$219,936.46
Allen Swann	100,000	2.2%	$1.38	6/1/2013	$86,787.46	$219,936.46

(1)	The potential realizable value information is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed as prescribed by the rules promulgated by the SEC and does not represent our prediction of our future stock price performance.
(2)	The stock options listed for Messrs. Spadafora and Kelly vest in a series of equal monthly installments over the three years following their date of grant; the stock options listed for Messrs. Morrison and Swann vest in a series of equal monthly installments over the two years following their date of grant. Our stock option plans allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by us at the original exercise price upon the option holder’s cessation of service to us before the vesting of such holder’s shares. Each of the options has a ten-year term, subject to earlier termination if the option holder’s service with us ceases.
(3)	Percentages shown are based on an aggregate of 4,516,877 options granted to our employees under our stock option plans during the period from January 1, 2003 through December 31, 2003.
(4)	The exercise price of each option is equal to the fair market value of our common stock as valued by the Board on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the date of exercise, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized (1) ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End (2) ($)
Name			Vested	Unvested	Vested	Unvested
Samuel T. Spadafora	—	—	992,233	204,167	$4,423,182.40	$848,751.60
Stephen Kelly	—	—	109,378	166,667	$206,115.21	$625,001.25
Donald J. Morrison	90,000	$322,543.58	335,254	97,917	$1,356,705.46	$388,897.05
Allen Swann	—	—	121,000	75,000	$452,150.00	$305,250.00

(1)	Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.
(2)	Based on the fair market value of our common stock as of December 31, 2003, minus the exercise price, multiplied by the number of shares underlying the unexercised options.

Compensation of Directors

Non-employee directors receive cash compensation from us for their services as members of the Board or for attendance at committee meetings as follows: Directors receive a quarterly retainer of $7,500.00 for service as a member of the Board (subject to attendance at meetings) and $750.00 per quarter for service on the audit committee and $750.00 per quarter for service on the compensation committee (each subject to attendance at committee meetings). Other committees such as the nominating committee or other special ad hoc committees formed do not carry separate compensation. Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with our policy.

Each non-employee director receives stock option grants under the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) (only non-employee directors of ours or of an affiliate of ours are eligible to receive options under the Directors’ Plan). Options granted under the Directors’ Plan are non-discretionary and are intended by us not to qualify as incentive stock options.

Under the Directors’ Plan, each non-employee director is automatically entitled to receive an initial option to purchase 25,000 shares of our common stock. Pursuant to the terms of the Directors’ Plan, initial grants to purchase 25,000 shares of our common stock were made to those non-employee directors serving on the Board on February 14, 2000, the effective date of our initial public offering. Each director elected or appointed subsequent to February 14, 2000 has received or will receive an initial option to purchase 25,000 shares of our common stock on the date of such non-employee director’s election or appointment to the Board. These option grants are immediately exercisable with 1/3rd of the shares vesting on the anniversary of the grant date and 1/36th of the shares initially granted vesting each month thereafter that the director serves on the Board, such that all shares are fully vested over 3 years.

In addition, on the day after each of our annual meetings of stockholders, each person who is then a non-employee director is automatically granted an annual option to purchase 7,500 shares of our common stock. These annual option grants are immediately exercisable, with the shares vesting in equal monthly installments over a year period measured from the date of grant. If a non-employee director is appointed to the Board between annual meetings, the annual option is prorated to reflect the amount of time to be served until the next annual meeting.

Finally, on the day after each of our annual meetings, each non-employee director who is then serving on a Board committee will automatically receive, pursuant to the terms of the Directors’ Plan, an option to purchase 5,000 shares of our common stock. The option is exercisable immediately and vests monthly over the year period measured from the date of grant. If the non-employee director is appointed to a committee after the annual meeting, the option is prorated according to the time to be served until the next annual meeting.

The exercise price of options granted under the Directors’ Plan is the fair market value of our common stock on the date of the grant, as determined by the closing price reported on the Nasdaq National Market for the date of grant. Each option grant made pursuant to the Directors’ Plan has a term of ten years. However, the time in which an option granted under the Directors’ Plan may be exercised ends three months from the date the optionee’s service with us is terminated, with the exception of termination resulting from death or disability of the optionee, in which case the option terminates 18 months following such optionee’s death and 12 months following such optionee’s disability. In no event, however, may an option be exercised after its term expires.

In addition, in the event of a dissolution, liquidation, sale of substantially all of our assets, a merger or consolidation in which we are not the surviving corporation, a reverse merger in which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property or the acquisition by any person, entity or group of the beneficial ownership of our securities representing at least 50% of the combined voting power permitted to vote in the election of directors, then those unvested options issued under the Directors’ Plan held by optionees then performing services as an employee or director of, or consultant to, us are accelerated by one year.

As discussed above, we grant options covering 25,000 shares to each non-employee director who becomes a director in the year, each having a per share exercise price equal to the fair market value of such common stock on the date of grant, as determined by the closing price reported on the Nasdaq National Market for the date of grant. Mr. Raduchel and Mr. Eckert became directors in 2003. Mr. Springsteel became a director in 2004. As non-employee directors, each received a grant of 25,000 shares.

Employment and Change of Control Agreements

Employment Agreements

On April 24, 1998, we entered into an employment agreement with Mr. Spadafora. Under the terms of that agreement, Mr. Spadafora is entitled to receive an annual base salary of $250,000 and is eligible to receive an annual incentive bonus of $200,000. As of January 1, 2004, Mr. Spadafora’s salary is $250,000 and he is eligible for a bonus of up to 30% of his salary. Mr. Spadafora received a $100,000 hiring bonus upon signing the agreement. Pursuant to the terms of his employment agreement, Mr. Spadafora also received options to purchase 1,809,650 shares of our common stock. In the event we undergo a “change in control,” which is defined as a sale of substantially all of our assets, a merger in which we are not the surviving corporation or the transfer of more than 50% of our voting interests, Mr. Spadafora will immediately vest in 50% of his then unvested shares. The agreement also provides that either Mr. Spadafora or we may terminate Mr. Spadafora’s employment at any time. If Mr. Spadafora’s employment is terminated without cause, Mr. Spadafora is entitled to receive 12 months of base salary and he will automatically vest in 50% of his then unvested shares.

Effective as of January 1, 2002, we entered into an employment agreement with Mr. Kelly. Under the terms of that agreement, Mr. Kelly was entitled to receive an annual base salary of $250,000 for 2002 and an annual base salary of $350,000 for 2003. Additionally, under the agreement, Mr. Kelly earned a bonus of $350,000 for the third calendar quarter of 2002, and was eligible to receive a performance-based bonus of $200,000 for the fourth quarter of 2002, which was neither earned nor paid. Mr. Kelly’s employment agreement also provides that in the event his employment relationship is terminated without “cause,” as defined in Mr. Kelly’s employment agreement, then the Company will pay Mr. Kelly severance payments equal to Mr. Kelly’s base salary for twelve months following his termination date, and the vesting of fifty percent (50%) of all restricted stock and/or options held by Mr. Kelly that are unvested on the date of his termination will become vested. Under the terms of Mr. Kelly’s employment agreement, if he resigns or his employment is terminated for “cause,” then all compensation and benefits from Chordiant will cease immediately.

Effective as of January 23, 2001, we entered into an employment agreement with Allen Swann. Mr. Swann assumed the role of president of our international operations on March 27, 2001. Mr. Swann was previously an employee of Prime Response, Inc., a company we acquired on January 8, 2001. Under the terms of his employment agreement, Mr. Swann is entitled to receive and annual base salary of $275,000, additional incentive compensation of up to $725,000, and a one-time retention bonus of $300,000. Mr. Swann was granted two compensatory stock options on March 27, 2001, for 76,649 shares vesting over 12 months, and 120,000 shares vesting over 24 months, respectively. In 2003, Mr. Swann earned a bonus of $112,709. For 2004, Mr. Swann’s salary is £200,000 ($362,820 based on the currency conversion rate as of March 29, 2004).

Effective as of October 10, 2003, we entered into an employment agreement with Michael J. Shannahan. Mr. Shannahan assumed the role of Senior Vice President and Chief Financial Officer on October 20, 2003. Under the terms of his employment agreement, Mr. Shannahan is entitled to receive and annual base salary of $225,000, and is eligible to participate in Chordiant’s Bonus Program with a 40% targeted payout at 100% achievement of plan objectives. Mr. Shannahan was also eligible to participate in the year end Executive Bonus Plan (on a pro-rated basis) with a targeted payout of 20% of base compensation, pursuant to his employment agreement. Under the terms of his employment agreement, Mr. Shannahan was granted compensatory stock options on October 27, 2003 for 300,000 shares vesting 25% on the first anniversary of the date of grant and monthly thereafter, such that the grant completely vests in four years. The agreement also provides that either Mr. Shannahan or we may terminate Mr. Shannahan’s employment at any time, for any reason.

Change of Control Agreements

We have entered into Change of Control Agreements with Stephen Kelly, Sam Spadafora, Don Morrison, Allen Swann, and Michael Shannahan (each an “Executive”). We may in the future enter into these agreements with other executives of ours. These agreements provide generally that if an Executive is terminated either without “cause,” as defined in the agreements, or voluntarily leaves employment for “good reason,” as defined in the agreements, within 90 days prior to a “change of control,” as defined in the agreements, or 12 months following a change of control, then the Executive will receive, among other benefits, the following: (1) payment of the Executive’s salary for a period of 12 months, (2) payment of the Executive’s annual bonus, (3) continuation of our health and life insurance policies for one year, (4) so long as not prohibited by law, automatic extension of 60 months to repay any promissory note, loan or other indebtedness to us, and (5) with respect to options and restricted stock, accelerated vesting of a number of shares equal to the greater of (a) 50% of the then-unvested shares, or (b) 12 months’ worth of vesting.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION (1) (2)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights ($/sh) (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,659,171	$2.13	3,595,478
Equity compensation plans not approved by security holders	2,679,474	$1.48	226,974
Total	9,338,645	$1.95	3,822,452

(1)	All information set forth in this table is as of December 31, 2003.
(2)	Upon our acquisition of Prime Response, Inc. and White Spider Software, Inc. in 2001 and 2000, respectively, we assumed outstanding options of Prime Response and White Spider such that these options became exercisable for an aggregate of 768,560 shares of our common stock at a weighted-average exercise price of $9.21 per share. As of December 31, 2003, 119,881 options of Prime Response, Inc. and White Spider Software, Inc are still outstanding with a weighted-average exercise price of $6.82. The option plans governing these options terminated other than with respect to the outstanding options, and no options will be granted in the future pursuant to these plans. These plans were not approved by our stockholders, as no approval was required and the plans were not assumed by us. The shares referenced in this note are not included in any of the numbers set forth in the table.

In March of 2000 the Board adopted our 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan has not been obtained. The 2000 Plan was in effect as of December 31, 2001. In April of 2002, the Board approved an increase to the number of shares reserved under the 2000 Plan from 900,000 shares to 2,400,000 shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock) and consultants who meet certain eligibility requirements. The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 18, 2004 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial Owner	Beneficial Ownership(1)
	Number of Shares		Percent of Total
Five Percent Stockholders:

Acqua Wellington Opportunity I Limited	4,854,368		6.8%
Shirlaw House 87 Shirley Street Nassau, Bahamas

Credit Suisse Asset Management, LLC	4,762,500		6.6
466 Lexington Avenue New York, NY 10017

Directors, Nominees and Executive Officers:
Samuel T. Spadafora	1,529,233	(2)	2.1%
Stephen Kelly	1,170,400	(3)	1.6%
Don Morrison	714,909	(4)	1.0%
Allen Swann	518,657	(5)	*
William Raduchel	102,656	(6)	*
David R. Springett	72,500	(7)	*
Andrew Eckert	25,000	(8)	*
Steven R. Springsteel	45,000	(9)	*
All executive officers and directors as a group (9 persons)	4,478,355	(10)	6.2%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table, and subject to community property laws were applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 71,763,185 shares outstanding on March 18, 2004, adjusted as required by rules promulgated by the SEC.
(2)	Consists of (a) 4,083 shares acquired pursuant to the 1999 Employee Stock Purchase Plan (the “ESPP”), (b) 484,231 shares held by the Samuel T. and Cheryl M. Spadafora 1992 Family Trust and (c) 1,040,919 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(3)	Consists of (a) 12,043 shares acquired pursuant to our ESPP, (b) 237,823 shares held by Mr. Kelly’s spouse, (c) 35,415 shares acquired through the exercise of options, (d) 276,045 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004, and (e) 609,074 shares acquired as a restricted stock award.
(4)	Consists of (a) 3,323 shares acquired pursuant to the ESPP, (b) 5,000 shares held by the Julia Elise Morrison 1999 Trust, (c) 5,000 shares held by the Whitney Ann Ellis 1999 Trust, (d) 5,000 shares held by the Tyler Rhoads Ellis 1999 Trust, (e) 533,172 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004, and (g) 163,414 shares acquired as a restricted stock award. Mr. Morrison is trustee of the aforementioned trusts, which benefit Mr. Morrison’s children.

(5)	Consists of (a) 48,135 shares acquired pursuant to the ESPP, (b) 80,663 shares acquired pursuant to the exercise of certain options, (c) 196,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004, and (d) 193,859 shares acquired as a restricted stock award.
(6)	Consists of (a) 60,156 shares issued upon the exercise of options, and (b) 42,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(7)	Consists of 72,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(8)	Consists of 25,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(9)	Consists of (a) 10,000 shares acquired on the open market, (b) 10,000 shares held by two of Mr. Springsteel’s children and (c) 25,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(10)	Includes shares described in the Notes above, as applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnification agreements with our directors and officers for the indemnification of and advancement of expenses to these persons to the full extent permitted by law. We also intend to execute these agreements with our future directors and officers.

All transactions between us and our officers, directors and principal stockholders must be approved by a committee of independent and disinterested directors

We do not have any formal policy concerning the direct or indirect pecuniary interest of any of our officers, directors, security holders or affiliates in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We will not enter into any such transactions unless approved by a majority of the entire board of directors, not including any interested director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002(1), were:

	2003	2002
Audit Fees
Aggregate fees for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, consents, income tax provision procedures, and assistance with review of documents filed with the SEC:	$475,655	$536,135

Audit-Related Fees
Aggregate fees for assurance and related services including benefit plan audits and consultation on acquisitions:	$16,500	$67,824

Tax Fees
Aggregate fees for tax services rendered for tax return preparation, tax-payment planning services, tax audits and appeals, tax services for employee benefit plans and requests for rulings or technical advice:	$50,123	$130,190

All Other Fees
Aggregate fees for all other services rendered are for information systems reviews, employee benefit plan advisory services and risk management advisory services:	$—	$—

Total:	$542,278	$734,149

(1)	The aggregate fees included in “Audit” are fees billed for the fiscal years set forth for the audit of our annual financial statements and review of our financial statements and statutory and regulatory filings or engagements. The aggregate fees in each of the other categories are fees billed in the fiscal years set forth.

Pre-Approval of Services.

Before the independent accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent accountant, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. The Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC.

The Audit Committee has determined the rendering of the tax and other non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining the accountant’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Index to Financial Statements

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 44 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 45 of this report are included in Item 8 above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on March 29, 2004.

CHORDIANT SOFTWARE, INC.

By:	/s/ STEPHEN KELLY
Stephen Kelly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN KELLY Stephen Kelly	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ MICHAEL J. SHANNAHAN Michael J. Shannahan	Chief Executive Officer, Chief Accounting Officer (Principal Financial and Accounting Officer)	March 29, 2004

* Samuel T. Spadafora	Chairman of the Board and Director	March 29, 2004

* David R. Springett	Director	March 29, 2004

* William Raduchel	Director	March 29, 2004

* Andrew Eckert	Director	March 29, 2004

* Steven R. Springsteel	Director	March 29, 2004

*By:	/s/ STEPHEN KELLY Stephen Kelly Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 99.1 with Chordiant’s Current Report on Form 8-K (No. 000-29357) filed on August 3, 2000 and incorporated herein by reference).

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc. (included as Annex A to the joint proxy statement/prospectus filed with Amendment No. 1 to Chordiant’s Registration Statement on Form S-4 (No. 333-54856) filed on February 26, 2001 and incorporated herein by reference).

2.3	Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant’s Current Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment No. 2 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on February 7, 2000 and incorporated herein by reference).

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”) (filed as Exhibit 4.5 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited (filed as Exhibit 4.5 to Chordiant’s Current Report on Form 8-K filed on January 26, 2004 and incorporated herein by reference)

4.4	Warrant, dated February 28, 1999, issued to GAP Coinvestment Partners II, L.P. (filed as Exhibit 10.19 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.5	Warrant, dated December 9, 1999, issued to General Atlantic Partners 52, L.P. (filed as Exhibit 10.20 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.6	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.25 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.7	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.26 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.8	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.27 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

Exhibit Number	Description

10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.2*	1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3*	1999 Non-Employee Directors’ Plan and Form of Stock Option Agreement (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.4*	2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with Chordiant’s S-8 Registration Statement (No. 333-42844) filed on August 2, 2000 and incorporated herein by reference).

10.5	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.5 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.6*	Employment Letter Agreement of Samuel T. Spadafora, dated April 24, 1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora (filed as Exhibit 10.8 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.7	Amended and Restated Loan and Security Agreement, dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank (filed as Exhibit 10.14 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.8	First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank (filed as Exhibit 10.15 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.9*	Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.16 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.10*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Sam Spadafora (filed as Exhibit 10.17 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.11*	Separation Agreement, dated October 20, 2003, by and between Chordiant Software, Inc. and Steve G. Vogel.

10.12*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc. (filed as Exhibit 10.20 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.13*	Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Donald J. Morrison (filed as Exhibit 10.23 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.14*	Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.24 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

Exhibit Number		Description

10.15*		Form of CEO and CFO Restricted Stock Agreement, dated October 10, 2002, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.25 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.16*		Amendment to Change of Control Agreement, dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.26 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.17*		Amendment to Change of Control Agreement, dated January 11, 2003, by and between Chordiant Software, Inc. and Don Morrison (filed as Exhibit 10.27 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.18	*	Change of Control Agreement, dated April 24, 2003, by and between Chordiant Software, Inc. and Allen Swann (filed as Exhibit 10.29 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

10.19	*	Amendment to Change of Control Agreement, dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora (filed as Exhibit 10.19 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.20	*	Employment Letter, dated October 27, 2003, by and between Chordiant Software, Inc. and Michael J. Shannahan (filed as Exhibit 10.20 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference)

10.21		Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003 (filed as Exhibit 10.30 to Chordiant’s Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated herein by reference).

10.22		First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.22 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.23	*	Change of Control Agreement, dated October 27, 2003, by and between Chordiant Software, Inc. and Michael J. Shannahan (filed as Exhibit 10.23 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.24	*	Employment Letter, dated January 18, 2001, by and between Chordiant Software, Inc. and Allen Swann.

21.1		Subsidiaries of Chordiant Software, Inc. (filed as Exhibit 10.21 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

23.1		Consent of Independent Accountants.

24.1		Power of Attorney (filed as Exhibit 24.1 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

31.1		Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1		Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.