Form 10-K/A
period 2003-12-31
CHORDIANT SOFTWARE INC
filed 2004-04-28
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”) or modify or update those disclosures, except to reflect certain revisions and clarifications in Items 1, 7, 8, 9A and 10 through 15 of this Amendment No. 2 to the Form 10-K.

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

Product Solutions

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of individual customers across multiple business channels integrating multiple lines of business. Our solutions are designed to enable global business-to-consumer enterprises to optimize marketing, selling and servicing efforts. The solution suite is typically licensed as an integrated set of products, applications and functionalities based on an open systems environment capable of deployment throughout a customer’s information technology infrastructure. We generally segregate our solutions into two product families which can be sold and implemented separately from each other or in combination, depending on our customers’ needs. One product family is our “marketing solutions” with its various applications, as discussed under “Chordiant 5

Marketing.” The other product family is our “enterprise solutions,” which consists of our enterprise platform and selling and services applications, as discussed under “Chordiant 5 Enterprise Platform” and “Chordiant 5 Selling and Services.” Customers must license the Chordiant 5 Enterprise Platform as a prerequisite to licensing Chordiant 5 Selling and Services applications. The principal markets for our marketing solutions and our enterprise solutions are substantially the same. For a discussion of the dollar amount of revenue contributed by our marketing solutions and our enterprise solutions, we incorporate by reference the information located under the headings “Results of Operations—Comparison of the Years Ended December 31, 2003 and 2002—Revenues” and “Results of Operations—Comparison of the Years Ended December 31, 2002 and 2001—Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations.” This integrated suite includes the following products:

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

Chordiant 5 Selling and Servicing.    Chordiant 5 Selling & Servicing provides role-based application interfaces that optimize real-time, process driven interactions between a company and its customers. These applications provide a company’s employees who interact with customers and business partners a series of role-based interfaces for matching a company’s unique business policies and processes to individual customers to optimize selling and servicing interactions. These applications automate a company’s business policies and processes which in turn accelerates customer sales cycles, improves customer interactions and gains consistent customer interactions. By using Chordiant 5 Selling & Servicing applications, companies are able to increase the effectiveness of sales or service offerings by matching customer profiles and contact histories with appropriate offers to increase cross-sell effectiveness and opportunities. The Chordiant 5 Selling & Servicing applications are comprised of the following application products:

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

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services and telecommunications industries Our customers include: USAA, T-Mobile, Lloyds TSB Bank, Bank of Ireland, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank, Canadian Tire Financial Services, Barclays Bank, Direct Line, CIBC Bank, Halifax plc, Nokia, British Telecom and British Sky Broadcasting (BskyB). The Royal Bank of Scotland accounted for 11% of our consolidated revenues during 2003.

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

Financial Information About Geographic Areas

For a detailed description of our sales by geographic region, we incorporate by reference the information in Note 18 to our consolidated financial statements contained in Item 8 of this Form 10-K/A. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing international operations associated with operating on an international basis, our operating expenses and net income will be adversely affected,” and “—Risk Factors— Increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.”

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

We license from several software providers technologies that are incorporated into our products. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. While currently we are not materially dependent on any single third party for such licenses, the loss of the technology licenses could result in delays in the license of our products until equivalent technology is developed or identified, licensed and integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

	Years Ended December 31,
	2003	2002	2001
As a percentage of total revenues:
Revenues:
License	39%	44%	51%
Service	61	56	49
Total revenues	100	100	100

Cost of revenues:
License	2	2	3
Service	36	40	41
Stock-based compensation	3	1	1
Amortization of intangible assets	4	4	2
Total cost of revenues	45	47	47

Gross profit	55	53	53

Operating expenses:
Sales and marketing	31	44	54
Research and development	24	27	26
General and administrative	9	11	12
Stock-based compensation	10	4	3
Amortization of intangible assets	1	1	2
Restructuring expense	3	9	2
Purchased in-process research and development	—	1	4
Amortization of goodwill	—	—	9

Total operating expenses	78	97	112

Loss from operations	(23)	(44)	(59)
Interest expense	—	—	—
Other income, net	—	—	5

Net loss before income taxes	(23)	(44)	(54)
Provision for income taxes	(1)	—	—

Net loss	(24)%	(44)%	(54)%

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

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $41.8 million for the year ended December 31, 2003 from $41.3 million, or approximately 1%, for the year ended December 31, 2002. Service revenues for enterprise solutions increased to approximately $30.9 million for the year ended December 31, 2003 from $30.0 million, or approximately 3%, for the year ended December 31, 2002. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements. Service revenues for marketing solutions decreased to approximately $10.9 million for the year ended December 31, 2003 from $11.3 million, or approximately 4%, for the year ended December 31, 2002. The decrease in marketing solutions revenues was primarily due to our discontinuation in the first quarter of 2003 of the hosting services business that we acquired in our acquisition of OnDemand.

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

Amortization of intangibles.    Amortization of intangible assets for the year ended December 31, 2003 was $3.2 million compared to $3.3 million for the year ended December 31, 2002. The amortization expense attributable to our acquisition of Prime Response in March 2001 was $1.5 million in each of fiscal year 2003 and 2002. The amortization expense attributable to our acquisitions of ActionPoint and ASP Outfitter in May 2001 was $0.9 million and $1.1 million in 2003 and 2002, respectively. The remaining balance of amortization was $0.8 million and $0.7 million for 2003 and 2002, respectively related to other acquisitions.

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

Amortization of intangibles.    Amortization of intangible assets was $0.4 million for each of 2003 and 2002. The amortization expense attributable to our acquisition of Prime Response in March 2001 was $0.3 million in each of 2003 and 2002. The remaining balance of amortization was $0.1 million in each of 2003 and 2002 related to other acquisitions.

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

We also aligned our sales and marketing resources and expense levels with anticipated revenues as we entered fiscal year 2003. We made decisions to abandon certain vertical markets and focus our sales and marketing resources with our business alliance partners, in particular IBM and Accenture. The reduction in marketing expenses has caused us to direct our efforts more narrowly to our primary target markets, the retail financial services and telecommunications industries. To a limited degree, we expect IBM and Accenture to assist us in our marketing efforts to obtain new customers.

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

As part of the fiscal year 2003 restructuring, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. We expect that outsourcing will allow us to offer increased levels of technical support services to our customers, maintain a larger number of customer technology platforms within sustaining engineering, and perform more extensive quality assurance testing, all without material increases in cost. In the event our relationship with this independent contracting company was terminated, we would either find an alternate contracting company to perform these services or we would provide these services in-house, which would increase our costs. In fiscal year 2004, we plan to significantly increase the size of this organization and expand its scope as employee reductions occur throughout the year. Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits.” Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Comparison of the Years Ended December 31, 2002 and 2001

Revenues

License.    Total license revenues decreased to approximately $32.6 million for the year ended December 31, 2002 from $39.7 million, or approximately 18%, for the year ended December 31, 2001. License revenues for enterprise solutions decreased to approximately $26.6 million for the year ended December 31, 2002 from $27.0 million, or approximately 1%, for the year ended December 31, 2001. License revenue for enterprise solutions remained relatively constant, despite the weak economic environment in our target markets, as we recognized license revenue for contracts entered into in prior periods in accordance with our revenue recognition policy. License revenues for marketing solutions decreased to approximately $6.0 million for the year ended December 31, 2002 from $12.7 million, or approximately 53%, for the year ended December 31, 2001. This decrease was due to the deterioration in our target markets in 2002 as compared to 2001. The overall license revenue decrease was primarily due to the decline in the number of marketing solutions implementations by new customers.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to approximately $41.3 million for the year ended December 31, 2002 from $37.8 million, or approximately 9%, for the year ended December 31, 2001. Service revenues for enterprise solutions increased to approximately $30.0 million for the year ended December 31, 2002 from $28.4 million, or approximately 6%, for the year ended December 31, 2001. This increase was due to consulting revenues associated with large customer implementations that began in 2001 and continued into 2002, as well as increased support and maintenance revenues resulting from an increased number of installations. Service revenues for marketing solutions increased to approximately $11.3 million for the year ended December 31, 2002 from $9.4 million, or approximately 20%, for the year ended December 31, 2001. This increase was due to increased support and maintenance revenues resulting from an increased number of customers. In addition, we were only able to recognize approximately nine months of revenue from our marketing solutions products in 2001, as we acquired these products after the completion of our acquisition of Prime Response on March 27, 2001.

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

Amortization of intangibles.    Amortization of intangible assets for the year ended December 31, 2002 was $3.3 million compared to $1.8 million for the year ended December 31, 2001. The amortization expense attributable to our acquisition of Prime Response in March 2001 was $1.5 million and $1.1 million in 2002 and 2001, respectively. The amortization expense attributable to our acquisitions of ActionPoint and ASP Outfitter in May 2001 was $1.1 million and $0.7 million in 2002 and 2001, respectively. The remaining balance of amortization was $0.7 million in 2002 related to other acquisitions.

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

Amortization of intangibles.    Amortization of intangible assets for the year ended December 31, 2002 was $0.4 million compared to $1.2 million for the year ended December 31, 2001. The amortization expense attributable to our acquisition of Prime Response in March 2001 was $0.3 million and $1.0 million in 2002 and 2001, respectively. The amortization expense attributable to our acquisitions of ActionPoint and ASP Outfitter in May 2001 was none and $0.3 million in 2002 and 2001, respectively. The remaining balance of amortization was $0.1 million in 2002 related to our acquisition of OnDemand in April 2002.

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

We entered into several multi-year support and maintenance agreements in 2000 and, to a lesser extent, in 2001 and 2002. Because we recognize revenue over the life of these agreements, our cash flows from operations are negatively impacted in the years after we enter into these agreements. Since we expect to continue our recent focus on annual (instead of multi-year) agreements, we expect that this negative impact on our cash flow from operations to decrease significantly after 2004.

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

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
License	$26,514	$32,583	$39,664
Service	41,752	41,268	37,800

Total revenues	68,266	73,851	77,464

Cost of revenues:
License	1,421	1,580	1,982
Service	24,593	29,669	32,100
Stock-based compensation	1,797	708	698
Amortization of intangible assets	3,171	3,288	1,812

Total cost of revenues	30,982	35,245	36,592

Gross profit	37,284	38,606	40,872

Operating expenses:
Sales and marketing	21,423	32,541	41,651
Research and development	16,251	20,074	20,457
General and administrative	6,233	7,662	9,604
Stock-based compensation	6,598	2,793	2,522
Amortization of intangible assets	390	376	1,252
Restructuring expense	2,189	6,639	1,669
Purchased in-process research and development	—	997	3,025
Amortization of goodwill	—	—	6,635

Total operating expenses	53,084	71,082	86,815

Loss from operations	(15,800)	(32,476)	(45,943)
Interest expense	(114)	(216)	(79)
Other income, net	61	521	3,960

Net loss before income taxes	(15,853)	(32,171)	(42,062)
Provision for income taxes	550	150	200

Net loss	$(16,403)	$(32,321)	$(42,262)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,396	1,275	(532)

Comprehensive loss	$(14,007)	$(31,046)	$(42,794)

Net loss per share—basic and diluted	$(0.28)	$(0.59)	$(0.86)

Weighted average shares used in computing basic and diluted net loss per share	59,353	55,055	49,252

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. For balance sheet reporting purposes, certain accounts receivable balances, principally consisting of unbilled license fees, have been netted against the corresponding deferred revenue balance. Amortization of intangibles related to developed technologies acquired previously reported in operating expenses has been reclassified to cost of revenues.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31,
	2003	2002
North America	$1,475	$2,867
Europe	1,596	2,198
Rest of World	—	4

	$3,071	$5,069

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

	Year Ended December 31, 2003				Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,815	$17,085	$17,766	$19,600	$22,808	$15,075	$18,901	$17,067
Gross profit(1)	6,372	9,635	9,957	11,320	11,849	7,051	10,802	8,904
Net loss	(6,946)	(3,391)	(2,129)	(3,937)	(8,209)	(10,548)	(4,968)	(8,596)
Net loss per share—basic and diluted	$(0.12)	$(0.06)	$(0.04)	$(0.06)	$(0.15)	$(0.19)	$(0.09)	$(0.15)

(1)	Amortization of developed technology previously reported in operating expenses has been reclassified to cost of revenues as follows: $0.8 million for each of the four quarters in 2003, $0.7 million, $0.9 million, $0.9 million and $0.8 million for the first, second, third and fourth quarters of 2002, respectively.

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

(c) Limitations on the Effectiveness of Controls.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We believe, however, our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives and that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

Samuel T. Spadafora has been Chairman of our board of directors since November 1999 and has been our Chief Strategy Officer since November 2003. Mr. Spadafora served as our Chief Executive Officer and a director from June 1998 to January 2002. From June 1998 until October 2000, he was also our President. From April 1994 to June 1998, Mr. Spadafora served as Vice President of worldwide field operations for the microelectronic business of Sun Microsystems, Inc., a computer systems and networking company. Mr. Spadafora serves as a director of Embarcadero Technologies, Inc., a publicly traded information technology company. Mr. Spadafora holds a B.A. in marketing from Eastern Michigan University.

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

R. Andrew Eckert has been a director of ours since September 2003. Mr. Eckert is currently the Chief Executive Officer and a director of SumTotal Systems, Inc., a publicly traded business software company created by the March 2004 merger of Docent, Inc. and Click2learn, Inc. Mr. Eckert also serves as a director of Connetics Corporation, a publicly traded specialty pharmaceutical company. He served as Chief Executive Officer of Docent, a publicly traded business software company, from April 2002, as President from 2001, and as a director from May 2002. From 1997 to 2000, Mr. Eckert served as Chief Executive Officer of ADAC Laboratories, a publicly traded medical products company that was acquired by Royal Philips Electronics of Amsterdam, Netherlands, in December 2000. Mr. Eckert also served as a director of ADAC Laboratories from 1996 to 2000 and as Chairman of the board of directors from 1999 to 2000. Mr. Eckert holds a B.S. in industrial engineering and an M.B.A. from Stanford University.

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

Code of Business Conduct and Ethics

The Company has adopted the Chordiant Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees. The Code is available on our website at www.chordiant.com/company/ir/corpgov.html. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any director or executive officer, the Company will promptly disclose the nature of the amendment or waiver on its website.

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

Beneficial Owner	Beneficial Ownership(1)
	Number of Shares		Percent of Total
Five Percent Stockholders:

Acqua Wellington Opportunity I Limited	4,854,368		6.8%
Shirlaw House 87 Shirley Street Nassau, Bahamas

Credit Suisse Asset Management, LLC	4,762,500		6.6
466 Lexington Avenue New York, NY 10017

Directors, Nominees and Executive Officers:
Samuel T. Spadafora	1,529,233	(2)	2.1%
Stephen Kelly	1,170,400	(3)	1.6%
Don Morrison	755,866	(4)	1.0%
Allen Swann	518,657	(5)	*
William Raduchel	102,656	(6)	*
David R. Springett	72,500	(7)	*
Andrew Eckert	25,000	(8)	*
Steven R. Springsteel	45,000	(9)	*
All executive officers and directors as a group (9 persons)	4,519,312	(10)	6.3%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table, and subject to community property laws were applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 71,763,185 shares outstanding on March 18, 2004, adjusted as required by rules promulgated by the SEC.
(2)	Consists of (a) 4,083 shares acquired pursuant to the 1999 Employee Stock Purchase Plan (the “ESPP”), (b) 484,231 shares held by the Samuel T. and Cheryl M. Spadafora 1992 Family Trust and (c) 1,040,919 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(3)	Consists of (a) 12,043 shares acquired pursuant to our ESPP, (b) 237,823 shares held by Mr. Kelly’s spouse, (c) 35,415 shares acquired through the exercise of options, (d) 276,045 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004, and (e) 609,074 shares acquired as a restricted stock award.
(4)	Consists of (a) 1,935 shares acquired pursuant to the ESPP, (b) 5,000 shares held by the Julia Elise Morrison 1999 Trust, (c) 5,000 shares held by the Whitney Ann Ellis 1999 Trust, (d) 5,000 shares held by the Tyler Rhoads Ellis 1999 Trust, (e) 533,172 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004, (g) 42,345 shares acquired pursuant to the exercise of certain options, and (h) 163,414 shares acquired as a restricted stock award. Mr. Morrison is trustee of the aforementioned trusts, which benefit Mr. Morrison’s children.

(5)	Consists of (a) 48,135 shares acquired pursuant to the ESPP, (b) 80,663 shares acquired pursuant to the exercise of certain options, (c) 196,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004, and (d) 193,859 shares acquired as a restricted stock award.
(6)	Consists of (a) 60,156 shares issued upon the exercise of options, and (b) 42,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(7)	Consists of 72,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(8)	Consists of 25,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(9)	Consists of (a) 10,000 shares acquired on the open market, (b) 10,000 shares held by two of Mr. Springsteel’s children and (c) 25,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 18, 2004.
(10)	Includes shares described in the Notes above, as applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Options granted to our directors, executive officers and employees are immediately exercisable for both vested and unvested shares, with unvested shares being subject to a right of repurchase in our favor if termination of employment occurs before such shares vest. Samuel Spadafora, our Chairman, and Stephen Kelly, our Chief Executive Officer, elected to pay the exercise price for some of the options they have exercised with full recourse promissory notes secured by the common stock underlying their respective options. These notes were repaid in full during the first quarter of 2003. When the notes were outstanding, they bore interest at 6.00% to 6.5% per year. The following table shows the largest aggregate amount of indebtedness outstanding during 2003 and the original note amount for each of these notes.

Executive Officer	Largest Aggregate Amount Outstanding During 2003 (Including interest)	Original Note Amount
Samuel T. Spadafora	$101,425	$96,000
Stephen Kelly	$420,400	$400,000

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on April 27, 2004.

CHORDIANT SOFTWARE, INC.

By:	/s/ STEPHEN KELLY
Stephen Kelly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN KELLY Stephen Kelly	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2004

/s/ MICHAEL J. SHANNAHAN Michael J. Shannahan	Chief Executive Officer, Chief Accounting Officer (Principal Financial and Accounting Officer)	April 27, 2004

* Samuel T. Spadafora	Chairman of the Board and Director	April 27, 2004

* David R. Springett	Director	April 27, 2004

* William Raduchel	Director	April 27, 2004

* Andrew Eckert	Director	April 27, 2004

* Steven R. Springsteel	Director	April 27, 2004

*By:	/s/ STEPHEN KELLY Stephen Kelly Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 99.1 with Chordiant’s Current Report on Form 8-K (No. 000-29357) filed on August 3, 2000 and incorporated herein by reference).

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc. (included as Annex A to the joint proxy statement/prospectus filed with Amendment No. 1 to Chordiant’s Registration Statement on Form S-4 (No. 333-54856) filed on February 26, 2001 and incorporated herein by reference).

2.3	Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant’s Current Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment No. 2 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on February 7, 2000 and incorporated herein by reference).

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”) (filed as Exhibit 4.5 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited (filed as Exhibit 4.5 to Chordiant’s Current Report on Form 8-K filed on January 26, 2004 and incorporated herein by reference)

4.4	Warrant, dated February 28, 1999, issued to GAP Coinvestment Partners II, L.P. (filed as Exhibit 10.19 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.5	Warrant, dated December 9, 1999, issued to General Atlantic Partners 52, L.P. (filed as Exhibit 10.20 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.6	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.25 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.7	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.26 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.8	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.27 with Prime Response’s Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

Exhibit Number	Description

10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.2*	1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3*	1999 Non-Employee Directors’ Plan and Form of Stock Option Agreement (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.4*	2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with Chordiant’s S-8 Registration Statement (No. 333-42844) filed on August 2, 2000 and incorporated herein by reference).

10.5	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.5 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.6*	Employment Letter Agreement of Samuel T. Spadafora, dated April 24, 1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora (filed as Exhibit 10.8 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.7	Amended and Restated Loan and Security Agreement, dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank (filed as Exhibit 10.14 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.8	First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank (filed as Exhibit 10.15 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.9*	Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.16 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.10*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Sam Spadafora (filed as Exhibit 10.17 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.11*	Separation Agreement, dated October 20, 2003, by and between Chordiant Software, Inc. and Steve G. Vogel (filed as Exhibit 10.11 to Chordiant’s amended Annual Report on Form 10-K/A filed on March 30, 2004 and incorporated herein by reference).

10.12*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc. (filed as Exhibit 10.20 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.13*	Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Donald J. Morrison (filed as Exhibit 10.23 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.14*	Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.24 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

Exhibit Number		Description

10.15*		Form of CEO and CFO Restricted Stock Agreement, dated October 10, 2002, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.25 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.16*		Amendment to Change of Control Agreement, dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.26 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.17*		Amendment to Change of Control Agreement, dated January 11, 2003, by and between Chordiant Software, Inc. and Don Morrison (filed as Exhibit 10.27 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.18	*	Change of Control Agreement, dated April 24, 2003, by and between Chordiant Software, Inc. and Allen Swann (filed as Exhibit 10.29 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

10.19	*	Amendment to Change of Control Agreement, dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora (filed as Exhibit 10.19 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.20	*	Employment Letter, dated October 27, 2003, by and between Chordiant Software, Inc. and Michael J. Shannahan (filed as Exhibit 10.20 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference)

10.21		Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003 (filed as Exhibit 10.30 to Chordiant’s Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated herein by reference).

10.22		First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.22 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.23	*	Change of Control Agreement, dated October 27, 2003, by and between Chordiant Software, Inc. and Michael J. Shannahan (filed as Exhibit 10.23 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.24	*	Employment Letter, dated January 18, 2001, by and between Chordiant Software, Inc. and Allen Swann. (filed as Exhibit 10.24 to Chordiant’s amended Annual Report on Form 10-K/A filed on March 30, 2004 and incorporated herein by reference)

21.1		Subsidiaries of Chordiant Software, Inc. (filed as Exhibit 10.21 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

23.1		Consent of Independent Accountants.

24.1		Power of Attorney (filed as Exhibit 24.1 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

31.1		Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1		Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.