Form 10-Q
period 2004-03-31
CHORDIANT SOFTWARE INC
filed 2004-05-10
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's common stock outstanding as of May 6, 2004 was 71,677,158.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$63,784	$36,218
Short-term investments and restricted cash	581	581
Accounts receivable, net	11,101	11,974
Prepaid expenses and other current assets	3,031	2,675

Total current assets	78,497	51,448
Restricted cash	1,500	1,500
Property and equipment, net	2,884	3,071
Goodwill	24,874	24,874
Intangible assets, net	634	1,414
Other assets	1,398	1,504

Total assets	$109,787	$83,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,141	$3,931
Accrued expenses	13,041	13,038
Deferred revenue	13,321	14,548

Total current liabilities	30,503	31,517
Deferred revenue, long-term	2,998	3,848

Total liabilities	33,501	35,365

Stockholders' equity:
Common stock	72	65
Additional paid-in capital	263,064	235,911
Deferred stock-based compensation	(658)	(1,665)
Accumulated deficit	(189,210)	(188,906)
Accumulated other comprehensive income	3,018	3,041

Total stockholders' equity	76,286	48,446

Total liabilities and stockholders' equity	$109,787	$83,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 31, 2004	March 31, 2003
Revenues:
License	$9,286	$4,138
Service	10,932	9,677

Total revenues	20,218	13,815

Cost of revenues:
License	392	261
Service	6,293	5,926
Stock-based compensation	209	464
Amortization of intangible assets	686	792

Total cost of revenues	7,580	7,443

Gross profit	12,638	6,372

Operating expenses:
Sales and marketing	5,940	6,016
Research and development	4,442	4,070
General and administrative	1,851	1,378
Stock-based compensation	500	1,375
Amortization of intangible assets	94	98

Total operating expenses	12,827	12,937

Loss from operations	(189)	(6,565)

Interest income, net	210	135
Foreign exchange and other expenses, net	(174)	(334)

Net loss before income taxes	(153)	(6,764)
Provision for income taxes	151	182

Net loss	$(304)	$(6,946)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(23)	220

Comprehensive loss	$(327)	$(6,726)

Net loss per share:
Basic and diluted	$(0.00)	$(0.12)

Weighted average shares used in computing net loss per share - basic and diluted	67,655	57,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net loss	$(304)	$(6,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	414	778
Amortization of intangibles	780	890
Non-cash stock-based compensation expense	508	1,839
Warrants issued to customers	26	--
Loss on disposal of assets	--	2
Other non-cash charges	157	--
Changes in assets and liabilities:
Accounts receivable	941	(3,129)
Prepaid expenses and other current assets	(328)	(404)
Other assets	105	405
Accounts payable	152	(933)
Accrued expenses	38	(3,082)
Deferred revenue	(2,327)	331

Net cash provided by (used in) operating activities	162	(10,249)

Cash flows from investing activities:
Property and equipment purchases	(194)	(20)
Proceeds from disposal of property and equipment	--	15
Purchases of short-term investments	--	(576)
Proceeds from maturities of short-term investments	--	6,082

Net cash provided by (used in) investing activities	(194)	5,501

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,844	--
Proceeds from exercise of stock options	1,640	36
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,072	674
Proceeds from borrowings	--	3,491
Repayment of notes receivable	--	496
Repayment of borrowings	--	(668)

Net cash provided by financing activities	27,556	4,029

Effect of exchange rate fluctuations on cash and cash equivalents	42	220

Net increase (decrease) in cash and cash equivalents	27,566	(499)

Cash and cash equivalents at beginning of period	36,218	30,731

Cash and cash equivalents at end of period	$63,784	$30,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

We believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund our operations.  Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Principles of consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live" date. We define the "go-live" date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

Restricted cash

At March 31, 2004 and December 31, 2003, we had a balance of $1.5 million in the form of short-term investments that meet the qualification to be considered cash equivalents, which were restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction. At March 31, 2004 and December 31, 2003, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

Stock-based compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to nonemployees using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  In addition, we apply applicable provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.  No employee stock-based compensation cost is reflected in our net loss related to options granted under those plans for which the exercise price was equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on our net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended

	March 31, 2004	March 31, 2003

Net loss -- as reported	$(304)	$(6,946)
Add: Stock-based compensation expense included in reported net loss	134	279
Less: Stock-based compensation expense determined under fair value method	(1,128)	(1,039)

Net loss -- proforma	$(1,298)	$(7,706)

Basic and diluted net loss per share -- as reported	$(0.00)	$(0.12)

Basic and diluted net loss per share -- proforma	$(0.02)	$(0.13)

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended

	March 31, 2004	March 31, 2003

Stock-based compensation expense:
Cost of service revenues	$209	$464
Sales and marketing	271	414
Research and development	338	495
General and administrative	(109)	466

Total stock-based compensation expense	$709	$1,839

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

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended

	March 31, 2004	March 31, 2003

Barclays	29%	22%
The Royal Bank of Scotland	16%	*
Canadian Imperial Bank of Commerce	12%	*

* Represents less than 10% of total revenues.

At March 31, 2004, Canadian Imperial Bank of Commerce, Covad Communications and Sky Services, Ltd. accounted for approximately 17%, 14% and 12% of accounts receivable, respectively.  At December 31, 2003, Canadian Imperial Bank of Commerce and Sky Services, Ltd. accounted for approximately 14% and 10% of our accounts receivable, respectively.

NOTE 3 -- BALANCE SHEET COMPONENTS (UNAUDITED):

The main components of accounts receivable, net are as follows (in thousands):

	March 31, 2004	December 31, 2003

Accounts receivable, net:
Accounts receivable	$11,216	$12,107
Less: allowance for doubtful accounts	(115)	(133)

	$11,101	$11,974

The main components of accrued expenses are as follows (in thousands):

	March 31, 2004	December 31, 2003

Accrued expenses:
Accrued payroll and related expenses	$6,295	$6,656
Accrued restructuring expenses	3,811	4,265
Other accrued liabilities	2,935	2,117

	$13,041	$13,038

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	March 31, 2004			December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(1,950)	$424	$2,374	$(1,843)	$531
Purchased technologies	7,162	(7,015)	147	7,162	(6,436)	726
Customer list	190	(127)	63	190	(111)	79
Tradenames	982	(982)	--	982	(904)	78

	$10,708	$(10,074)	$634	$10,708	$(9,294)	$1,414

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: developed technologies-one and one half to three years; purchased technologies-three years; tradenames-three years; customer list-three years. Aggregate amortization expense for intangible assets totaled $0.8 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. We expect amortization expense on purchased intangible assets to be $0.5 million for the remaining nine months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 4 -- RESTRUCTURING:

Restructuring Costs

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

As part of the fiscal year 2003 restructuring, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. We expect to benefit from outsourcing these functions by being able to offer increased levels of technical support services to our customers, maintain a larger number of customer technology platforms within sustaining engineering and perform more extensive quality assurance testing, all without material increases in cost.  In the event our relationship with this independent contracting company was terminated, we would either find an alternate contracting company to perform these services or we would provide these services which will increase our costs.  In fiscal year 2004, we plan to significantly increase the size of this organization and expand its scope as employee reductions occur throughout the year. Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Post-Employment Benefits." Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

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

Consolidation of excess facilities

We accrued for lease costs of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.3 million.

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2003	$3,099	$1,166	$4,265
Total charge	--	30	30
Non-cash	(2)	(59)	(61)
Cash paid	(119)	(304)	(423)

Reserve balance at March 31, 2004	$2,978	$833	$3,811

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of March 31, 2004, $3.8 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.  During the three months ended March 31, 2004, there was a charge of less than $0.1 million relating to earned portions of severed employee retention bonus packages included in the cost of services line item in the consolidated statement of operations.

NOTE 5 -- BORROWINGS:

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

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit.  As of March 31, 2004, we had utilized $1.1 million of the $2.0 million standby commercial letter of credit limit.  The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts.  As of March 31, 2004, we had not entered into any foreign exchange forward contracts.

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

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of March 31, 2004, we were in compliance with the respective debt covenants and there was no outstanding balance on our equipment line of credit.

NOTE 6 -- LITIGATION:

Beginning in July 2001, we and certain of our officers and directors were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (collectively, the "IPO Lawsuits").

In October 2002, the parties agreed to toll the statute of limitations with respect to Chordiant's officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the IPO Lawsuits without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the Issuers. In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer's insurer of a pro rata share of any shortfall in the plaintiffs' guaranteed recovery. Although Chordiant has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. In September 2003, in connection with the possible settlement, those officers and directors who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

Future payments due under debt and lease obligations as of March 31, 2004 are as follows (in thousands):

	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2004	$2,398	$(295)	$2,103
Fiscal 2005	3,266	(143)	3,123
Fiscal 2006	3,490	--	3,490
Fiscal 2007	3,430	--	3,430
Fiscal 2008	2,893	--	2,893
Thereafter	3,065	--	3,065

Total	$18,542	$(438)	$18,104

NOTE 8 -- NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential shares of common stock unless their effect is anti-dilutive. Potential shares of common stock consists of common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended

	March 31, 2004	March 31, 2003

Net loss available to common stockholders	$(304)	$(6,946)

Weighted average common stock outstanding	69,488	62,670
Common stock subject to repurchase	(1,833)	(5,460)

Denominator for basic and diluted calculation	67,655	57,210

Net loss per share -- basic and diluted	$(0.00)	$(0.12)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	Three Months Ended

	March 31, 2004	March 31, 2003

Warrants outstanding	1,662	1,850
Employee stock options	8,171	2,687
Common stock subject to repurchase	1,833	5,460

	11,666	9,997

NOTE 9 -- SEGMENT INFORMATION:

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $9.0 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively.  License revenues for marketing solutions were approximately $0.3 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

Services revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses.  Service revenues for enterprise solutions were approximately $7.9 million and $7.2 million for the three months ended March 31, 2004 and 2003, respectively.  Service revenues for marketing solutions were approximately $3.0 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended

	March 31, 2004	March 31, 2003

North America	$3,255	$2,071
Europe	16,908	11,695
Rest of World	55	49

	$20,218	$13,815

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	March 31, 2004	December 31, 2003

North America	$1,403	$1,475
Europe	1,481	1,596

	$2,884	$3,071

NOTE 10 -- COMMON STOCK PLACEMENT:

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million which will be used for working capital and other general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2003 audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC") on April 28, 2004. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "guidance," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading "Risk Factors" and those discussed elsewhere in this report, in our other SEC filings and under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K/A . Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

As an enterprise software vendor, we (Chordiant Software, Inc.) generate substantially all of our revenues from the financial services and telecommunications industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers' long-term business outlook and willingness to invest in new enterprise information systems and business applications.

Beginning in late calendar 2000, the financial services and telecommunications industries entered into a steep and long economic downturn, with industry sales dropping from late 2000 through the first part of 2003. Over the past three years, our customers have focused on controlling costs and reducing risk, including constraining information technology and lines of business expenditures and requiring more favorable pricing terms from their suppliers and pursuing consolidation within their own industries. As a result of this downturn, our license fee revenues have declined 18%-19% in each of the last two fiscal years.

Beginning in the latter part of 2003, economic conditions began to show signs of improvements which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence.  This trend has continued into the first quarter of 2004 and appears to have a favorable impact, specifically in information technology spending.  In a recent survey of 75 United States and 25 European Chief Information Officers published by Merrill Lynch, information technology budgets have increased this year and during this quarter these companies spent more than in prior years.  The quarter ended March 31, 2004 was the second consecutive quarter that we were able to grow license fee revenues and total revenues on a year over year basis since the economic downturn started.

Financial Trends

Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues was 96% and 94% for the three months ended March 31, 2004 and 2003, respectively. We expect license gross margin to range from 94% to 96% in the foreseeable future. Gross margin on service revenues was 42% and 39% for the three months ended March 31, 2004 and 2003, respectively.

Service revenues as a percentage of total revenues were 54% and 70% for the three months ended March 31, 2004 and 2003, respectively.  We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

For the three months ended March 31, 2004 and 2003, revenues were principally derived from customer accounts in the North America and Europe. For the three months ended March 31, 2004 and 2003, international revenues were $17.0 million and $11.7 million, or approximately 84% and 85% of our total revenues, respectively.  We believe international revenues will continue to represent a significant portion of our total revenues in future periods. Our international revenue growth rate has continued to outpace our United States revenue growth rate. We believe this has occurred because the U.S. economy has been weak compared to areas where we have an international presence and our leadership and market presence have been very strong internationally, particularly in the United Kingdom.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

	Three Months Ended

	March 31, 2004	March 31, 2003
Revenues:
License	46%	30%
Service	54	70

Total revenues	100	100

Cost of revenues:
License	2	2
Service	31	43
Stock-based compensation	1	3
Amortization of intangible assets	3	6

Total cost of revenues	37	54

Gross profit	63	46

Operating expenses:
Sales and marketing	29	44
Research and development	22	29
General and administrative	9	10
Stock-based compensation	3	10
Amortization of intangible assets	1	1

Total operating expenses	64	94

Loss from operations	(1)	(48)

Interest income, net	1	1
Foreign exchange and other expenses, net	(1)	(2)

Net loss before income taxes	(1)	(49)
Provision for income taxes	1	1

Net loss	(2)%	(50)%

Comparison of the Three Months Ended March 31, 2004 and 2003

Revenues

License. Total license revenues increased to $9.3 million for the three months ended March 31, 2004 from $4.1million, or approximately 125%, for the three months ended March 31, 2003. License revenues for enterprise solutions increased to $9.0 million for the three months ended March 31, 2004 from $2.1 million, or approximately 327%, for the three months ended March 31, 2003. This increase was due to revenue being recognized on three significant enterprise license contracts in the three months ended March 31, 2004 compared to one significant enterprise license contract in the three months ended March 31, 2003, as economic conditions in our target markets improved.  License revenues for marketing solutions decreased to $0.3 million for the three months ended March 31, 2004 from $2.0 million, or approximately 86%, for the three months ended March 31, 2003.  We expect marketing solutions license revenues will increase in future quarters in 2004 and represent between 15% to 25% of total license revenues for fiscal year 2004, which is consistent with the past two years.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $10.9 million for the three months ended March 31, 2004 from $9.7 million, or approximately 13%, for the three months ended March 31, 2003.  Service revenues for enterprise solutions increased to $7.9 million for the three months ended March 31, 2004 from $7.2 million, or approximately 11%, for the three months ended March 31, 2003.  This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in prior periods.  Service revenues for marketing solutions increased to $3.0 million for the three months ended March 31, 2004 from $2.5 million, or approximately 20%, for the three months ended March 31, 2003.  This increase was due to the continuation of maintenance and support revenues associated with marketing solutions license agreements which were entered into in prior periods along with new marketing solutions agreements entered into during fiscal year 2003.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) remained flat at $0.5 million for both the three months ended March 31, 2004 and 2003.

Cost of revenues

License. Cost of license revenues increased to $0.4 million for the three months ended March 31, 2004 from $0.3 million, or approximately 50%, for the three months ended March 31, 2003. These costs resulted in license gross margins of approximately 96% and 94% for the three months ended March 31, 2004 and 2003, respectively.  The aggregate cost of license revenues is in line with the increase of our license revenues.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues increased to $6.3 million for the three months ended March 31, 2004 from $5.9 million, or approximately 6%, for the three months ended March 31, 2003. These costs resulted in service gross margins of 42% and 39% for the three months ended March 31, 2004 and 2003, respectively.  Service gross margins improved mainly as the result of combined effects of restructuring actions implemented, increased efficiencies, reduced spending relative to service revenues and lower stock-based compensation and amortization of intangible assets expenses.

Stock-based compensation.  Stock-based compensation decreased to $0.2 million for the three months ended March 31, 2004 from $0.5 million, or approximately 55%, for the three months ended March 31, 2003. The decrease in stock-based compensation is mainly due to the decrease in the Company's stock price during first three months of fiscal year 2004 which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.

Amortization of intangibles. Amortization of intangible assets was $0.7 million for the three months ended March 31, 2004 compared to $0.8 million for the three months ended March 31, 2003.  The amortization expense in the three months ended March 31, 2004 included $0.1 million attributable to the acquisition of OnDemand in April 2002, $0.4 million attributable to the acquisition of Prime Response in March 2001 and $0.2 million attributable to the acquisitions certain assets from ActionPoint and ASP Outfitter in May 2001.  We expect amortization expense on purchased intangible assets to be $0.5 million for the remaining nine months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

Operating Expenses

Sales and marketing. Sales and marketing expenses decreased to $5.9 million for the three months ended March 31, 2004 from $6.0 million, or approximately 1%, for the three months ended March 31, 2003. The decrease in these expenses was mainly attributable to a decrease of $0.1 million in marketing programs and trade shows and a decrease of approximately $0.6 million in communication, facilities, depreciation and other allocated expenses.  These decrease were partially offset by an increase of $0.5 million in increased commission expenses and bonus expenses due to higher license revenues.

Research and development. Research and development expenses increased to $4.4 million for the three months ended March 31, 2004 from $4.1 million, or approximately 9%, for the three months ended March 31, 2003. The increase in these expenses was mainly attributable to an increase of $0.4 million in personnel related expenses and $0.1 million in travel and equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions.  These increases were partially offset by a decrease of $0.2 million in depreciation related expenses.

General and administrative. General and administrative expenses increased to $1.9 million for the three months ended March 31, 2004 from $1.4 million, or approximately 34%, for the three months ended March 31, 2003.  The increase in these expenses was mainly attributable to an increase of $0.4 million in personnel related expenses due to increased salary and bonus expenses and an increase of $0.4 million in allocated expenses due to lower headcounts in other operating functions of the Company as a result of restructuring actions implemented.  These increases were partially offset by a decrease of $0.3 million in office, facilities and depreciation related expenses due to restructuring actions implemented and a renegotiated lease agreement.

Stock-based compensation. We recorded amortization of stock-based compensation expense of $0.1 million for the three months ended March 31, 2004 compared to $0.2 million for the three months ended March 31, 2003 relating to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At March 31, 2004, approximately $0.1 million of unearned stock-based compensation remained to be amortized.

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program ("Replacement Options") at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the "CEO and CFO Agreement"), which includes specific vesting provisions based on achieving certain financial performance goals. There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still with the Company were replaced six (6) months and one (1) day following the expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program. In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement. In November 2003, our then acting Chief Financial Officer left our employ and, as a result, the Company is no longer subject to stock-based compensation expense related to the vesting of his restricted stock. In connection with the termination, we accelerated the vesting of 154,723 shares of restricted stock resulting in a compensation expense of $0.6 million during the fourth quarter of fiscal year 2003.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25," and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense amounted to approximately $0.6 million at March 31, 2004. For the three months ended March 31, 2004, $0.6 million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon the change in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended

	March 31, 2004	March 31, 2003

Stock-based compensation expense:
Cost of service revenues	$209	$464
Sales and marketing	271	414
Research and development	338	495
General and administrative	(109)	466

Total stock-based compensation expense	$709	$1,839

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance-based vesting. No warrants have vested through March 31, 2004.

Amortization of intangibles. Amortization of intangible assets was $0.1 million for both the three months ended March 31, 2004 and 2003, respectively.  The $0.1 million amortization expense for both the three months ended March 31, 2004 and 2003 is mainly attributable to the acquisition of Prime Response in March 2001.  We expect amortization expense on purchased intangible assets included in operating expenses to less than $0.1 million for the remaining nine months in fiscal year 2004 and less than $0.1 million in fiscal year 2005, at which time existing purchased intangible assets will be fully amortized.

Interest Income, net

Interest income, net consist primarily of interest income generated from our cash, cash equivalents and short-term investments and interest expense incurred in connection with outstanding borrowings.  Interest income, net increased to $0.2 million for the three months ended March 31, 2004 from $0.1 million for the three months ended March 31, 2003.  This increase is due to interest being earned on a larger cash and cash equivalent balances during the quarter and no interest expense offsetting the interest income due to no outstanding borrowings during the quarter.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses were $0.2 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.  The $0.2 million expense for the three months ended March 31, 2004 is mainly due to realized net foreign currency exchange losses. The $0.3 million expense for the three months ended March 31, 2003 is mainly due to the write-off of a long outstanding acquisition-related balance.

Provision for Income Taxes

Our provisions for income taxes were $0.2 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.  The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments and restricted cash and long-term restricted cash consist principally of money market funds, a certificate of deposit and marketable equity securities and totaled $35.5 million, $38.3 million and $65.9 million at March 31, 2003, December 31, 2003 and March 31, 2004, respectively.   Cash and cash equivalents increased during the three months ended March 31, 2004 compared to prior periods as a result of our sale of 4,854,368 shares of our common stock for an aggregate purchase price of approximately $25.0 million during the three months ended March 31, 2004.  All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of income.

Cash provided by operating activities was $0.2 million during the three months ended March 31, 2004.  Cash provided by operating activities during the three months ended March 31, 2004 consisted primarily of our net loss of $0.3 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $1.9 million and the net cash outflow effect from changes in assets and liabilities of approximately $1.4 million.  During the three months ended March 31, 2004, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenues decreased as long-term support and maintenance revenues were recognized for which cash was received in prior years; (ii) prepaid royalty and commission expenses increased due to the signing of two large percentage-of-completion method customer contracts in the last month of the quarter; and (iii) accounts receivable decreased due to increased customer collections during the quarter as evidenced by our days sales outstanding decreasing from 55 days to 49 days for the three months ended December 31, 2003 and March 31, 2004, respectively.

Cash used in operating activities was $10.2 million during the three months ended March 31, 2003. Cash used in operating activities during the three months ended March 31, 2003 consisted primarily of our net loss of $6.9 million adjusted for non-cash items (primarily depreciation, amortization, and non-cash stock-based compensation expense) of approximately $3.5 million and the net cash outflow effect from changes in assets and liabilities of approximately $6.8 million. During the three months ended March 31, 2003, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) accounts receivable increased due to revenue recognition beginning on a large percentage-of-completion method customer contract during the quarter for which payment was not received until the second quarter of 2003; (ii) accounts payable decreased as a result of timing differences when trade payables were paid; (iii) accrued expenses decreased as a result of payments for restructuring-related accruals, commissions and bonuses which were only partially offset by current quarter accruals; and (iv) deferred revenue increased due to revenue recognition on a large percentage-of-completion method customer contract carrying into the second quarter of 2003 and partially offset by long-term support and maintenance revenues being recognized for which cash was received in prior years.

We entered into several multi-year support and maintenance agreements in 2000 and, to a lesser extent, in 2001 and 2002.  Because we recognize support and maintenance revenue over the life of these agreements, our cash flows from operations are negatively impacted in the years after we enter into these agreements.  Since we expect to continue our recent focus on annual (instead of multi-year) agreements, we expect that this negative impact on our cash flow from operations to decrease significantly after fiscal year 2004.

Cash used in investing activities during the three months ended March 31, 2004 was $0.2 million and related to capital expenditures made during the quarter. Cash provided by investing activities was $5.5 million during the three months ended March 31, 2003 and related mainly to the maturities of short-term investments, net of additional purchases, which were reinvested into cash and cash equivalent investments to be available to fund operating activities.

Cash provided by financing activities was $27.6 million and $4.0 million during the three months ended March 31, 2004 and 2003, respectively.  During the three months ended March 31, 2004, the following occurred: (i) obtained net proceeds of $24.8 million from the sale of 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited; (ii) received proceeds of $1.1 million from the issuance of common stock as part of the employee stock purchase plan; and (iii) received proceeds of approximately $1.7 million from the exercise of employee stock options. During the three months ended March 31, 2003, the following occurred: (i) received proceeds of $0.7 million from the issuance of common stock as part of the employee stock purchase plan; (ii) received proceeds of $2.8 million from additional borrowings entered into during the quarter net of $0.7 million of borrowings repayments; and (iii) received proceeds of $0.5 million from the collection of notes receivables.

At March 31, 2004 and December 31, 2003, we had a balance of $1.5 million in the form of short-term investments that meet the qualification to be considered cash equivalents, which were restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction. At March 31, 2004 and December 31, 2003, we also had an interest bearing certificate of deposit classified as short-term investments and restricted cash which serves as collateral for a $0.4 million letter of credit security deposit for a leased facility.

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

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit.  As of March 31, 2004, we had utilized $1.1 million of the $2.0 million standby commercial letter of credit limit.  The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts.  As of March 31, 2004, we had not entered into any foreign exchange forward contracts.

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

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of March 31, 2004, we were in compliance with the respective debt covenants and there was no outstanding balance on our equipment line of credit.

Future Commitments

Future payments due under debt and lease obligations as of March 31, 2004 are as follows (in thousands):

	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2004	$2,398	$(295)	$2,103
Fiscal 2005	3,266	(143)	3,123
Fiscal 2006	3,490	--	3,490
Fiscal 2007	3,430	--	3,430
Fiscal 2008	2,893	--	2,893
Thereafter	3,065	--	3,065

Total	$18,542	$(438)	$18,104

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

*	Revenue recognition, including estimating the total estimated days to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

*	Estimating valuation of the allowance for doubtful accounts;

*	Restructuring costs; and
*	Determining functional currencies for the purposes of consolidating our international operations.

We have reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. Additional information about our critical accounting policies may by found in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 filed on April 28, 2004, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Application of Critical Accounting Policies and Use of Estimates."  We have not changed those policies since such date.  Investors should therefore read this Item 2 in conjunction with such description.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns could make the closing of license transactions to new and existing customers difficult.

Our revenues fell in fiscal year 2003 compared to revenues in fiscal year 2002. Our revenues will continue to decrease in 2004 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer's home country and worldwide will have some economic and political stability. Continued or further weakness in technology spending and geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $0.3 million and $6.9 million for the three months ended March 31, 2004 and 2003, respectively, and a loss of $16.4 million for the year ended December 31, 2003. As of March 31, 2004, we had an accumulated deficit of $189.2 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the three months ended March 31, 2004, Barclays, the Royal Bank of Scotland and Canadian Imperial Bank of Commerce accounted for 29%, 16% and 12% of our total revenues, respectively.  For the three months ended March 31, 2003, Barclays accounted for 22% of our total revenues.  While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the three months ended March 31, 2004, international revenues were $17.0 million or approximately 84% of our total revenues. For the three months ended March 31, 2003, international revenues were $11.7 million or approximately 85% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

*	Difficulties in hiring qualified local personnel;
*	Seasonal fluctuations in customer orders;
*	Longer accounts receivable collection cycles;
*	Expenses associated with licensing products and servicing customers in foreign markets; and
*	Economic downturns and political uncertainty in international economies.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income.

Increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. Our international sales comprised 84% and 85% of our total sales for the three months ended March 31, 2004 and 2003, respectively. In fiscal year 2003, our operating results were positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Our development, marketing and distribution strategies increasingly rely on our ability to form and maintain long-term strategic relationships with system integrators, in particular, our existing business alliance partners, IBM and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these parties may be more likely to recommend competitors' products and services.

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

In fiscal year 2003 we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.  In the event our relationship with this independent contracting company was terminated, we would either find an alternate contracting company to perform these services or we would provide these services which will increase our costs. In fiscal year 2004 we  plan to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor's ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations and financial results. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the twelve-month period ended March 31, 2004, the closing price of our common stock on the NASDAQ National Market ranged from a low of $0.81 to a high of $5.85 per share.  We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that Chordiant's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. Although Chordiant and almost all of the other issuers have approved in principle a tentative settlement with the plaintiffs, it remains subject to a number of procedural conditions, as well as formal approval by the Court. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

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

Sales of our products and services in two large markets-financial services and telecommunications-accounted for approximately 82% and 80% of our total revenues for the three months ended March 31, 2004 and 2003, respectively.  We expect that revenues from these two markets will continue to account for a substantial portion of our total revenues in 2004. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 54% and 70% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Gross margin on services revenues was 42% and 39% for the three months ended March 31, 2004 and 2003, respectively.  Gross margin on license revenues was 96% and 94% for the three months ended March 31, 2004 and 2003, respectively.  As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2004 (in thousands):

	2004	Fair Value
Short-term investments and restricted cash	$581	$581
Average interest rates	1.60%

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

Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 84% and 85% of total revenues for the three months ended March 31, 2004 and 2003, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, one of our foreign subsidiaries holds cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency losses, net for the three months ended March 31, 2004 were $0.2 million.   Foreign currency gains, net for the three months ended March 31, 2003 were $0.1 million.

Our international business is subject to risks, including, but not limited to changing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

 We carried out an evaluation, as of March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

 (b) Changes in internal controls

Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 (c) Limitations on the Effectiveness of Controls.

 The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We believe, however, our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives and that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

Information with respect to this Item may be found in Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On January 29, 2004, the Company furnished a Current Report on Form 8-K which announced the Company's financial results for the quarter and year ended December 31, 2003 and certain other information.

On January 26, 2004, the Company filed a Current Report on Form 8-K which announced the Company's $25 million private placement transaction.

On January 20, 2004, the Company filed a Current Report on Form 8-K announcing the appointment of Steven R. Springsteel as a Class II Director and the resignation of George Reyes as a Class II Director effective after the Company files its Annual Report on Form 10-K.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

Chordiant Software, Inc.

(Registrant)

/s/ Michael J. Shannahan

Michael J. Shannahan
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

2.1	Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc. (filed as Exhibit 99.1 with Chordiant's Current Report on Form 8-K (No. 000-29357) filed on August 3, 2000 and incorporated herein by reference).

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc. (included as Annex A to the joint proxy statement/prospectus filed with Amendment No. 1 to Chordiant's Registration Statement on Form S-4 (No. 333-54856) filed on February 26, 2001 and incorporated herein by reference).

2.3	Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc. (filed as Exhibit 2.1 to Chordiant's Current Report on Form 8-K filed on April 12, 2002 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.2 with Amendment No. 2 to Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on February 7, 2000 and incorporated herein by reference).

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation ("IBM") (filed as Exhibit 4.5 to Chordiant's Quarterly Report on Form 10-Q filed on May 15, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited (filed as Exhibit 4.5 to Chordiant's Current Report on Form 8-K filed on January 26, 2004 and incorporated herein by reference)

4.4	Warrant, dated February 28, 1999, issued to GAP Coinvestment Partners II, L.P. (filed as Exhibit 10.19 with Prime Response's Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.5	Warrant, dated December 9, 1999, issued to General Atlantic Partners 52, L.P. (filed as Exhibit 10.20 with Prime Response's Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.6	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.25 with Prime Response's Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.7	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.26 with Prime Response's Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

4.8	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P. (filed as Exhibit 10.27 with Prime Response's Registration Statement on Form S-1 (No. 333-92461) filed on December 10, 1999 and incorporated herein by reference).

10.3	1999 Non-Employee Directors' Plan as amended and restated.
10.25	Purchase Agreement by and between Chordiant and Acqua Wellington Opportunity I Limited, dated January 22, 2004 (filed as exhibit 99.1 to Amendment No. 1 to Chordiant's Registration Statement on Form S-3 (File No. 333-112698) filed on March 30, 2004).
23.1	Consent of Independent Accountants.

24.1	Power of Attorney (filed as Exhibit 24.1 to Chordiant's Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).