Form 10-Q
period 2004-06-30
CHORDIANT SOFTWARE INC
filed 2004-08-16
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES [X]    NO [  ]

The number of shares of the Registrant's common stock outstanding as of August 4, 2004 was 72,103,696.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$62,943	$36,218
Short-term investments and restricted cash	588	581
Accounts receivable, net	17,993	11,974
Prepaid expenses and other current assets	3,963	2,675

Total current assets	85,487	51,448
Restricted cash	1,500	1,500
Property and equipment, net	2,685	3,071
Goodwill	24,874	24,874
Intangible assets, net	366	1,414
Other assets	1,357	1,504

Total assets	$116,269	$83,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,862	$3,931
Accrued expenses	11,911	13,038
Deferred revenue	21,622	14,548

Total current liabilities	38,395	31,517
Deferred revenue, long-term	3,043	3,848

Total liabilities	41,438	35,365

Stockholders' equity:
Common stock	72	65
Additional paid-in capital	263,488	235,911
Deferred stock-based compensation	(599)	(1,665)
Accumulated deficit	(190,947)	(188,906)
Accumulated other comprehensive income	2,817	3,041

Total stockholders' equity	74,831	48,446

Total liabilities and stockholders' equity	$116,269	$83,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
License	$5,395	$6,486	$14,681	$10,624
Service	11,435	10,599	22,367	20,276

Total revenues	16,830	17,085	37,048	30,900

Cost of revenues:
License	301	319	693	580
Service	6,501	6,024	12,794	11,950
Stock-based compensation	(42)	314	167	778
Amortization of intangible assets	252	793	938	1,585

Total cost of revenues	7,012	7,450	14,592	14,893

Gross profit	9,818	9,635	22,456	16,007

Operating expenses:
Sales and marketing	5,783	4,717	11,723	10,733
Research and development	4,218	3,895	8,660	7,965
General and administrative	1,783	1,675	3,634	3,053
Stock-based compensation	(79)	1,159	421	2,534
Amortization of intangible assets	16	98	110	196
Restructuring expense	--	1,161	--	1,161

Total operating expenses	11,721	12,705	24,548	25,642

Loss from operations	(1,903)	(3,070)	(2,092)	(9,635)

Interest income, net	146	75	356	210
Foreign exchange and other expenses, net	120	(121)	(54)	(455)

Net loss before income taxes	$(1,637)	$(3,116)	$(1,790)	$(9,880)
Provision for income taxes	100	275	251	457

Net loss	$(1,737)	$(3,391)	$(2,041)	$(10,337)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(201)	727	(224)	947

Comprehensive loss	$(1,938)	$(2,664)	$(2,265)	$(9,390)

Net loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.18)

Weighted average shares used in computing net loss per share - basic and diluted	70,345	58,567	69,005	57,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net loss	$(2,041)	$(10,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800	1,492
Amortization of intangibles	1,048	1,781
Non-cash stock-based compensation expense	267	3,312
Provision for doubtful accounts	22	21
Warrants issued to customers	39	21
Loss on disposal of assets	--	49
Other non-cash charges	(42)	--
Changes in assets and liabilities:
Accounts receivable	(6,100)	(3,389)
Prepaid expenses and other current assets	(1,271)	(1,101)
Other assets	142	438
Accounts payable	907	(2,549)
Accrued expenses	(894)	(3,774)
Deferred revenue	6,200	2,352

Net cash used in operating activities	(923)	(11,684)

Cash flows from investing activities:
Property and equipment purchases	(398)	(218)
Proceeds from disposal of property and equipment	--	18
Purchases of short-term investments	(588)	(576)
Proceeds from maturities of short-term investments	581	8,724

Net cash provided by (used in) investing activities	(405)	7,948

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,761	--
Proceeds from exercise of stock options	2,300	58
Proceeds from issuance of common stock for employee stock purchase plan	1,072	674
Proceeds from borrowings	--	3,491
Repayment of notes receivable	--	496
Repayment of borrowings	--	(1,943)

Net cash provided by financing activities	28,133	2,776

Effect of exchange rate fluctuations on cash and cash equivalents	(80)	947

Net increase (decrease) in cash and cash equivalents	26,725	(13)

Cash and cash equivalents at beginning of period	36,218	30,731

Cash and cash equivalents at end of period	$62,943	$30,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Restricted cash

At June 30, 2004 and December 31, 2003, we had an interest bearing certificate of deposit in the amount of $0.6 million classified as short-term investments of which $0.4 million serves as collateral for a letter of credit security deposit for a leased facility and is restricted from withdrawal.  At June 30, 2004 and December 31, 2003, we also had a balance of $1.5 million in the form of cash equivalents which is restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction.

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

The following table illustrates the effect on our net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss -- as reported	$(1,737)	$(3,391)	$(2,041)	$(10,337)
Add: Stock-based employee compensation expense included in reported net loss	(241)	1,473	267	3,312
Less: Stock-based employee compensation expense determined under fair value method	(514)	(2,135)	(1,580)	(5,013)

Net loss -- proforma	(2,492)	(4,053)	(3,354)	(12,038)

Basic and diluted net loss per share -- as reported	$(0.02)	$(0.06)	$(0.03)	$(0.18)

Basic and diluted net loss per share -- proforma	$(0.04)	$(0.07)	$(0.05)	$(0.21)

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Stock-based compensation expense:
Cost of service revenues	$(42)	$314	$167	$778
Sales and marketing	(43)	277	228	691
Research and development	(43)	370	295	865
General and administrative	7	512	(102)	978

Total stock-based compensation expense	$(121)	$1,473	$588	$3,312

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program ("Replacement Options") at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the "CEO and CFO Agreement"). There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still employed by us were replaced six (6) months and one (1) day following the expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program. In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer is subject to the CEO and CFO Agreement. In November 2003, our then acting Chief Financial Officer left our employ and, as a result, we are no longer subject to stock-based compensation expense related to the vesting of his restricted stock. In connection with his departure, we accelerated the vesting of 154,723 shares of restricted stock resulting in a compensation expense of $0.6 million during the fourth quarter of fiscal year 2003.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25," and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense amounted to approximately $0.6 million at June 30, 2004. Due to the decline in our stock price, for the three months ended June 30, 2004, a credit of ($0.2) million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon the change in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

We also recorded amortization of stock-based compensation expense of $0.1 million for the three months ended June 30, 2004 relating to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance.  At June 30, 2004, all unearned stock-based compensation relating to options granted prior to our initial public offering had been fully amortized.

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance-based vesting. No warrants have vested through June 30, 2004.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. To date, we have invested excess funds in money market accounts, commercial paper, municipal bonds and term notes. We have cash equivalents and investments with various high quality institutions and limit the amount of credit exposure to any one institution. Our accounts receivable are derived from revenues earned from customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain allowances for potential credit losses on customer accounts when deemed necessary.

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Barclays	*	11%	18%	16%
The Royal Bank of Scotland	*	28%	*	17%
Canadian Imperial Bank of Commerce	13%	*	13%	*
Covad Communications	13%	*	*	*

At June 30, 2004, Capital One and Canadian Imperial Bank of Commerce accounted for approximately 46% and 10% of accounts receivable, respectively. At December 31, 2003, Canadian Imperial Bank of Commerce and Sky Services, Ltd. accounted for approximately 14% and 10% of our accounts receivable, respectively.

NOTE 3 -- BALANCE SHEET COMPONENTS:

The main components of accounts receivable, net are as follows (in thousands):

	June 30, 2004	December 31, 2003

Accounts receivable, net:
Accounts receivable	$18,104	$12,107
Less: allowance for doubtful accounts	(111)	(133)

	$17,993	$11,974

The main components of accrued expenses are as follows (in thousands):

	June 30, 2004	December 31, 2003

Accrued expenses:
Accrued payroll and related expenses	$5,677	$6,656
Accrued restructuring expenses	3,362	4,265
Other accrued liabilities	2,872	2,117

	$11,911	$13,038

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	June 30, 2004			December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(2,055)	$319	$2,374	$(1,843)	$531
Purchased technologies	7,162	(7,162)	--	7,162	(6,436)	726
Customer list	190	(143)	47	190	(111)	79
Tradenames	982	(982)	--	982	(904)	78

	$10,708	$(10,342)	$366	$10,708	$(9,294)	$1,414

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: developed technologies-one and one half to three years; purchased technologies-three years; tradenames-three years; customer list-three years. Aggregate amortization expense for intangible assets totaled $1.0 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively. We expect amortization expense on purchased intangible assets to be $0.3 million for the remaining six months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

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

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2003	$3,099	$1,166	$4,265
Total charge	--	--	--
Non-cash	(2)	(61)	(63)
Cash paid	(255)	(585)	(840)

Reserve balance at June 30, 2004	$2,842	$520	$3,362

Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.  As of June 30, 2004, $3.4 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet.  The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.  During both the three and six months ended June 30, 2004, there were charges of less than $0.1 million relating to earned portions of severed employee retention bonus packages included in the cost of services line item in the unaudited condensed consolidated statement of operations.

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

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit.  As of June 30, 2004, we had utilized $1.3 million of the $2.0 million standby commercial letter of credit limit.  The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts.  As of June 30, 2004, we had not entered into any foreign exchange forward contracts.

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

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of June 30, 2004, we were in compliance with the respective debt covenants and there was no outstanding balance on our equipment line of credit.

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

In June 2004, we executed a formal settlement agreement with the plaintiffs consistent with the terms described above.  The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement.  The underwriters have opposed both certification of the class and judicial approval of the settlement.  No accrual has been made in our financial statements relating to this litigation, as the amount of loss that may occur as a result of this litigation, if any, cannot be reasonably estimated.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

Future payments due under debt and lease obligations as of June 30, 2004 are as follows (in thousands):

	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2004	$1,599	$(171)	$1,428
Fiscal 2005	3,346	(143)	3,203
Fiscal 2006	3,573	--	3,573
Fiscal 2007	3,465	--	3,465
Fiscal 2008	2,895	--	2,895
Thereafter	3,077	--	3,077

Total	$17,955	$(314)	$17,641

As of June 30 2004, we had approximately $1.3 million in standby letters of credit which serve as collateral for operating leases of computer equipment.  Of this $1.3 million, $0.8 million of the letters of credit serve as collateral for computer equipment leases for our outsourcing partner in India.  Please refer to Note 5 "Borrowings."

As of June 30, 2004, we also had a $0.3 million commitment for ongoing engineering support for technology licensed to us from a third party.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss available to common stockholders	$(1,737)	$(3,391)	$(2,041)	$(10,337)

Weighted average common stock outstanding	71,668	62,903	70,328	62,230
Common stock subject to repurchase	(1,323)	(4,336)	(1,323)	(4,336)

Denominator for basic and diluted calculation	70,345	58,567	69,005	57,894

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.18)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is antidilutive (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Warrants outstanding	1,662	1,850	1,662	1,850
Employee stock options	9,743	10,259	9,743	10,259
Common stock subject to repurchase	1,323	4,336	1,323	4,336

	12,728	16,445	12,728	16,445

NOTE 9 -- SEGMENT INFORMATION:

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $4.2 million and $5.8 million for the three months ended June 30, 2004 and 2003, respectively.  License revenues for enterprise solutions amounted to $13.2 million and $7.9 million for the six months ended June 30, 2004 and 2003, respectively.  License revenues for marketing solutions were approximately $1.2 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively.  License revenues for marketing solutions were approximately $1.5 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses.  Service revenues for enterprise solutions were approximately $8.9 million and $8.1 million for the three months ended June 30, 2004 and 2003, respectively.  Service revenues for enterprise solutions were approximately $16.8 million and $15.3 million for the six months ended June 30, 2004 and 2003, respectively.  Service revenues for marketing solutions were approximately $2.5 million for both the three months ended June 30, 2004 and 2003.  Service revenues for marketing solutions were approximately $5.6 million and $5.0 million for the six months ended June 30, 2004 and 2003, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

North America	$8,816	$3,549	$12,921	$6,037
Europe	7,998	13,495	24,056	24,773
Rest of World	16	41	71	90

	$16,830	$17,085	$37,048	$30,900

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):
	June 30, 2004	December 31, 2003

North America	$1,392	$1,475
Europe	1,293	1,596

	$2,685	$3,071

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through the first half of 2004 and appears to have a favorable impact, specifically in information technology spending. For the six months ended June 30, 2004, we were able to grow license fee revenue and total revenues on a year over year basis.

Financial Trends

Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues was 94% and 95% for the three months ended June 30, 2004 and 2003, respectively. Gross margins on license revenues were 95% for both the six months ended June 30, 2004 and 2003.  We expect license gross margin to range from 94% to 96% in the foreseeable future. Gross margin on service revenues was 43% for both the three months ended June 30, 2004 and 2003.  Gross margin on service revenues was 43% and 41% for the six months ended June 30, 2004 and 2003, respectively.

Service revenues as a percentage of total revenues were 68% and 62% for the three months ended June 30, 2004 and 2003, respectively.  Service revenues as a percentage of total revenues were 60% and 66% for the six months ended June 30, 2004 and 2003, respectively.  We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

For the three and six months ended June 30, 2004 and 2003, revenues were principally derived from customer accounts in the North America and Europe. For the three months ended June 30, 2004 and 2003, international revenues were $8.0 million and $13.5 million, or approximately 48% and 79% of our total revenues, respectively.  For the six months ended June 30, 2004 and 2003, international revenues were $24.1 million and $24.9 million, or approximately 65% and 80% of our total revenues, respectively.  We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended June 30, 2004 and 2003, North America revenues were $8.8 million and $3.5 million, or approximately 52% and 21% of our total revenues, respectively.  For the six months ended June 30, 2004 and 2003, domestic revenues were $12.9 million and $6.0 million, or approximately 35% and 20% of our total revenues, respectively.  As the U.S. economy has strengthened, we have seen an increase in North America revenues.  We believe domestic revenues will continue to represent an increasing portion of our total revenues in future periods.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
License	32%	38%	40%	34%
Service	68	62	60	66

Total revenues	100	100	100	100

Cost of revenues:
License	2	2	2	2
Service	39	35	35	39
Stock-based compensation	--	2	--	2
Amortization of intangible assets	1	5	2	5

Total cost of revenues	42	44	39	48

Gross profit	58	56	61	52

Operating expenses:
Sales and marketing	34	27	32	35
Research and development	25	23	24	26
General and administrative	11	10	10	10
Stock-based compensation	--	7	1	8
Amortization of intangible assets	--	--	--	--
Restructuring expense	--	7	--	4

Total operating expenses	70	74	67	83

Loss from operations	(12)	(18)	(6)	(31)

Interest income, net	1	--	1	--
Foreign exchange and other expenses, net	1	--	--	(1)

Net loss before income taxes	(10)	(18)	(5)	(32)
Provision for income taxes	--	2	1	1

Net loss	(10)%	(20)%	(6)%	(33)%

Comparison of the Three Months Ended June 30, 2004 and 2003

Revenues

License. Total license revenues decreased to $5.4 million for the three months ended June 30, 2004 from $6.5 million, or approximately 17%, for the three months ended June 30, 2003. License revenues for enterprise solutions decreased to $4.2 million for the three months ended June 30, 2004 from $5.8 million, or approximately 27%, for the three months ended June 30, 2003. This decrease was due to one transaction in the quarter ended June 30, 2003 that exceeded our historical license fee range of $1.0 million to $3.0 million.  There were no transactions of that amount for the same period in 2004.  License revenues for marketing solutions increased to $1.2 million for the three months ended June 30, 2004 from $0.7 million, or approximately 64%, for the three months ended June 30, 2003.  The increase was due to one additional customer and a modest increase in the average license fee in the three months ended June 30, 2004 compared to the prior year.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $11.4 million for the three months ended June 30, 2004 from $10.6 million, or approximately 8%, for the three months ended June 30, 2003.  Service revenues for enterprise solutions increased to $8.9 million for the three months ended June 30, 2004 from $8.1 million, or approximately 10%, for the three months ended June 30, 2003.  This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods.  Service revenues for marketing solutions remained constant at $2.5 million for both the three months ended June 30, 2004 and 2003.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $0.8 million for the three months ended June 30, 2004 from $0.6 million, or approximately 27%, for the three months ended June 30, 2003.

Cost of revenues

License. Cost of license revenues remained flat at $0.3 million for both the three months ended June 30, 2004 and 2003. These costs resulted in license gross margins of approximately 94% and 95% for the three months ended June 30, 2004 and 2003, respectively.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues increased to $6.5 million for the three months ended June 30, 2004 from $6.0 million, or approximately 8%, for the three months ended June 30, 2003. These costs resulted in service gross margins of 43% for both the three months ended June 30, 2004 and 2003.  We expect cost of service revenues to remain at or above 40% of service revenues.

Stock-based compensation.  Stock-based compensation decreased to a credit of less than $0.1 million for the three months ended June 30, 2004 from a charge of $0.3 million for the three months ended June 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since March 31, 2004, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was $0.3 million for the three months ended June 30, 2004 compared to $0.8 million for the three months ended June 30, 2003.  The amortization expense in the three months ended June 30, 2004 included $0.1 million attributable to the acquisition of OnDemand in April 2002 and approximately $0.2 million attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001.  We expect amortization expense on purchased intangible assets to be $0.2 million for the remaining six months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $5.8 million for the three months ended June 30, 2004 from $4.7 million, or approximately 23%, for the three months ended June 30, 2003. The increase in these expenses was mainly attributable to an increase of $1.0 million in personnel related expenses due to a higher number of sales representatives in 2004 and $0.2 million increase in marketing programs expenses.

Research and development. Research and development expenses increased to $4.2 million for the three months ended June 30, 2004 from $3.9 million, or approximately 8%, for the three months ended June 30, 2003. The increase in these expenses was mainly attributable to an increase of approximately $0.4 million in personnel related expenses and $0.1 million in equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions.  These increases were partially offset by a decrease of $0.2 million in depreciation related expenses.

General and administrative. General and administrative expenses increased to $1.8 million for the three months ended June 30, 2004 from $1.7 million, or approximately 6%, for the three months ended June 30, 2003.  The increase in these expenses was mainly attributable to an increase of $0.1 million in allocated expenses due to lower headcounts in our other operating functions as a result of restructuring actions implemented and a $0.2 million increase in professional services expenses due to the reversal of a legal accrual upon the tentative settlement of the class action shareholder complaint during 2003.  These increases were partially offset by a decrease of $0.2 million in insurance and depreciation related expenses.

Stock-based compensation. Stock-based compensation decreased to a credit of less than $0.1 million for the three months ended June 30, 2004 from a charge of $1.2 million for the three months ended June 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since March 31, 2004, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was less than $0.1 million for the three months ended June 30, 2004 compared to $0.1 million for the three months ended June 30, 2003.  The $0.1 million amortization expense for the three months ended June 30, 2004 is mainly attributable to the acquisition of Prime Response in March 2001.  We expect amortization expense on purchased intangible assets included in operating expenses to be less than $0.1 million for the remaining six months in fiscal year 2004 and less than $0.1 million in fiscal year 2005, at which time existing purchased intangible assets will be fully amortized.

Restructuring expenses.  During the three months ended June 30, 2003, several areas of the Company were restructured to reduce expenses and improve operating efficiency.  The restructuring program resulted in the reduction of 30 employees which cost approximately $1.0 million for severance and benefits.  We also vacated excess facilities and provided $0.2 million for lease costs.  We did not have restructuring expenses during the three months ended June 30, 2004.  During the three months ended June 30, 2004, there were charges of less than $0.1 million relating to earned portions of severed employee retention bonus packages included in the cost of services line item in the unaudited condensed consolidated statement of operations.  Please refer to Note 4, "Restructuring."

Interest Income, net

Interest income, net consist primarily of interest income generated from our cash, cash equivalents and short-term investments and interest expense incurred in connection with outstanding borrowings.  Interest income, net increased to approximately $0.2 million for the three months ended June 30, 2004 from $0.1 million for the three months ended June 30, 2003.  This increase is due to interest being earned on a larger cash and cash equivalent balances during the quarter and no interest expense offsetting the interest income due to no outstanding borrowings during the quarter.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses were a net gain of $0.1 million for the three months ended June 30, 2004 and a net expense of $0.1 million for the three months ended June 30, 2003. The $0.1 million gain for the three months ended June 30, 2004 is mainly due to realized net foreign currency exchange gains. The $0.1 million expense for the three months ended June 30, 2003 is mainly due to an asset write-off of disposed property and equipment.

Provision for Income Taxes

Our provisions for income taxes were $0.1 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively.  The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Six Months Ended June 30, 2004 and 2003

Revenues

License. Total license revenues increased to $14.7 million for the six months ended June 30, 2004 from $10.6 million, or approximately 38%, for the six months ended June 30, 2003. License revenues for enterprise solutions increased to $13.2 million for the six months ended June 30, 2004 from $7.9 million, or approximately 68%, for the six months ended June 30, 2003. The increase was due to revenue recognized on five significant enterprise license contracts during the six months ended June 30, 2004 compared to three contracts in the same period of 2003.  License revenues for marketing solutions decreased to $1.5 million for the six months ended June 30, 2004 from $2.7 million, or approximately 46%, for the six months ended June 30, 2003.  The decrease was due to a decline in the number of marketing solution transactions over $0.1 million from nine to five during the six months ended June 30, 2003 compared to the same period of 2004.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $22.4 million for the six months ended June 30, 2004 from $20.3 million, or approximately 10%, for the six months ended June 30, 2003.  Service revenues for enterprise solutions increased to $16.8 million for the six months ended June 30, 2004 from $15.3 million, or approximately 10%, for the six months ended June 30, 2003.  This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with enterprise solutions license agreements entered into in current and prior periods.  Service revenues for marketing solutions increased to $5.6 million for the six months ended June 30, 2004 from $5.0 million, or approximately 10%, for the six months ended June 30, 2003.  This increase was due to the continuation of maintenance and support revenues associated with marketing solutions license agreements entered into in current and prior periods.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $1.3 million for the six months ended June 30, 2004 from $1.1 million, or approximately 16%, for the six months ended June 30, 2003.

Cost of revenues

License. Cost of license revenues increased to $0.7 million for the six months ended June 30, 2004 from $0.6 million, or approximately 19%, for the six months ended June 30, 2003. These costs resulted in license gross margins of approximately 95% for both the six months ended June 30, 2004 and 2003.  The aggregate cost of license revenues is in line with the increase in aggregate license revenues.  We expect cost of license revenues to remain in the four to six percent range of license revenues.

Service. Cost of service revenues increased to $12.8 million for the six months ended June 30, 2004 from $12.0 million, or approximately 7%, for the six months ended June 30, 2003. These costs resulted in service gross margins of 43% and 41% for the six months ended June 30, 2004 and 2003, respectively.  We expect cost of service revenues to remain at or above 40% of service revenues.

Stock-based compensation.  Stock-based compensation decreased to $0.2 million for the six months ended June 30, 2004 from $0.8 million for the six months ended June 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was $0.9 million for the six months ended June 30, 2004 compared to $1.6 million for the six months ended June 30, 2003.  The amortization expense in the six months ended June 30, 2004 included $0.2 million attributable to the acquisition of OnDemand in April 2002, approximately $0.3 million attributable to the acquisition of Prime Response in March 2001 and $0.4 million attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001.  We expect amortization expense on purchased intangible assets to be $0.2 million for the remaining six months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $11.7 million for the six months ended June 30, 2004 from $10.7 million, or approximately 9%, for the six months ended June 30, 2003.  The increase in these expenses was mainly attributable to an increase of $1.5 million in personnel related expenses due to a higher number of sales representatives and higher license revenues in the six months ended June 30, 2004 and $0.1 million increase in marketing program expenses.  These increases were partially offset by a decrease of approximately $0.6 million in communication, facilities, depreciation and other allocated expenses.

Research and development. Research and development expenses increased to $8.7 million for the six months ended June 30, 2004 from $8.0 million, or approximately 9%, for the six months ended June 30, 2003.  The increase in these expenses was mainly attributable to an increase of approximately $0.8 million in personnel related expenses and $0.2 million in equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions.  These increases were partially offset by a decrease of approximately $0.3 million in depreciation related expenses.

General and administrative. General and administrative expenses increased to $3.6 million for the six months ended June 30, 2004 from $3.1 million, or approximately 19%, for the six months ended June 30, 2003.  The increase in these expenses was mainly attributable to an increase of $0.4 million in personnel related expenses due to increased salary and travel expenses, an increase of $0.5 million in allocated expenses due to lower headcounts in other operating functions of the Company as a result of restructuring actions implemented and a $0.2 million increase in professional services expenses due to the reversal of a legal accrual upon the tentative settlement of the class action shareholder complaint during 2003.  These increases were partially offset by a decrease of $0.5 million in insurance, facilities and depreciation related expenses.

Stock-based compensation. Stock-based compensation decreased to $0.4 million for the six months ended June 30, 2004 from $2.5 million for the six months ended June 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was $0.1 million for the six months ended June 30, 2004 compared to $0.2 million for the six months ended June 30, 2003.  The $0.1 million amortization expense for the six months ended June 30, 2004 is mainly attributable to the acquisition of Prime Response in March 2001.  We expect amortization expense on purchased intangible assets included in operating expenses to less than $0.1 million for the remaining six months in fiscal year 2004 and less than $0.1 million in fiscal year 2005, at which time existing purchased intangible assets will be fully amortized.

Restructuring expenses.  During the six months ended June 30, 2003, several areas of the Company were restructured to reduce expenses and improve operating efficiency.  The restructuring program resulted in the reduction of 30 employees which cost approximately $1.0 million for severance and benefits.  We also vacated excess facilities and provided $0.2 million for lease costs.  We did not have restructuring expenses during the six months ended June 30, 2004.  During the six months ended June 30, 2004, there were charges of less than $0.1 million relating to earned portions of severed employee retention bonus packages included in the cost of services line item in the unaudited condensed consolidated statement of operations.  Please refer to Note 4, "Restructuring."

Interest Income, net

Interest income, net consist primarily of interest income generated from our cash, cash equivalents and short-term investments and interest expense incurred in connection with outstanding borrowings.  Interest income, net increased to approximately $0.4 million for the six months ended June 30, 2004 from $0.2 million for the six months ended June 30, 2003.  This increase is due to interest being earned on a larger cash and cash equivalent balances during the first half of 2004 and no interest expense offsetting the interest income due to no outstanding borrowings during the six months ended June 30, 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses were a net expense of $0.1 million for the six months ended June 30, 2004 and $0.5 million for the six months ended June 30, 2003. The $0.1 million expense for the six months ended June 30, 2004 is mainly due to banking fees. The $0.5 million expense for the six months ended June 30, 2003 is mainly due to the write-off of a long outstanding acquisition-related balance and an asset write-off of disposed property and equipment.

Provision for Income Taxes

Our provisions for income taxes were $0.3 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.  The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments and restricted cash and long-term restricted cash consist principally of money market funds, a certificate of deposit and marketable equity securities and totaled $33.3 million, $38.3 million and $65.0 million at June 30, 2003, December 31, 2003 and June 30, 2004, respectively.   Cash and cash equivalents increased during the six months ended June 30, 2004 compared to prior periods as a result of our sale of 4,854,368 shares of our common stock at a purchase price of $5.15 per share resulting in net proceeds of approximately $24.8 million, net of issuance costs of approximately $0.2 million, during the six months ended June 30, 2004.  The common stock was purchased at an 8.5% discount compared to the closing price of the closing price of our common stock on January 22, 2004, the date of the purchase agreement.  All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of income.

Cash used in operating activities was $0.9 million during the six months ended June 30, 2004, which consisted primarily of our net loss of $2.0 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $2.1 million and the net cash outflow effect from changes in assets and liabilities of approximately $1.0 million.  During the six months ended June 30, 2004, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenue increased due to revenue recognition on two large percentage-of-completion method customer contracts carrying into the third quarter of 2004 and partially offset by long-term support and maintenance revenues being recognized for which cash was received in prior years;  (ii) accounts receivable increased due to revenue recognition beginning on a large percentage-of-completion method customer contract signed at the end of the period; (iii) prepaid royalty and commission expenses increased due to the revenue deferred on two large percentage-of-completion method customer contracts; (iv) accrued expenses decreased as a result of payments for restructuring-related accruals, commissions and bonuses which were only partially offset by current accruals at the end of the period; and (v) accounts payable increased as a result of timing differences when trade payables were paid.

Cash used in operating activities was $11.7 million during the six months ended June 30, 2003, which consisted primarily of our net loss of $10.3 million adjusted for non-cash items (primarily depreciation, amortization and non-cash stock-based compensation expense) of approximately $6.7 million and the net cash outflow effect from changes in assets and liabilities of approximately $8.0 million.  During the six months ended June 30, 2003, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenue increased due to revenue recognition on one large percentage-of-completion method customer contracts carrying into the last half of 2003 and partially offset by long-term support and maintenance revenues being recognized for which cash was received in prior years;  (ii) accounts receivable increased due to revenue recognition beginning on a large percentage-of-completion method customer contract signed at the end of the period; (iii) prepaid royalty and commission expenses increased due to the revenue deferred on one large percentage-of-completion method customer contract; (iv) accrued expenses decreased as a result of payments for restructuring-related accruals, payroll taxes and bonuses, which were only partially offset by current accruals at the end of the period; and (v) accounts payable increased as a result of timing differences when trade payables were paid.

Cash used in investing activities during the six months ended June 30, 2004 was $0.4 million and related to capital expenditures made during the first half of fiscal year 2004. Cash provided by investing activities was $7.9 million during the six months ended June 30, 2003 and related mainly to the maturities of short-term investments, net of additional purchases, which were reinvested into cash and cash equivalent investments to be available to fund operating activities.

Cash provided by financing activities was $28.1 million and $2.8 million during the six months ended June 30, 2004 and 2003, respectively.  During the six months ended June 30, 2004, the following occurred: (i) obtained net proceeds of approximately $24.8 million, net of issuance costs of approximately $0.2 million, from the sale of 4,854,368 shares of our common stock at $5.15 per share; (ii) received proceeds of $1.1 million from the issuance of common stock as part of the employee stock purchase plan; and (iii) received proceeds of approximately $2.3 million from the exercise of employee stock options. During the six months ended June 30, 2003, the following occurred: (i) received proceeds of $0.7 million from the issuance of common stock as part of the employee stock purchase plan; (ii) received proceeds of $3.5 million from additional borrowings entered into during the first half of fiscal year 2003 and made payments of $1.9 million against outstanding borrowings; and (iii) received proceeds of $0.5 million from the collection of notes receivables.

At June 30, 2004 and December 31, 2003, we had an interest bearing certificate of deposit in the amount of $0.6 million classified as short-term investments of which $0.4 million serves as collateral for a letter of credit security deposit for a leased facility and is restricted from withdrawal.  At June 30, 2004 and December 31, 2003, we also had a balance of $1.5 million in the form of cash equivalents which is restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction.

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

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit.  As of June 30, 2004, we had utilized $1.3 million of the $2.0 million standby commercial letter of credit limit.  The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts.  As of June 30, 2004, we had not entered into any foreign exchange forward contracts.

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

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of June 30, 2004, we were in compliance with the respective debt covenants and there was no outstanding balance on our equipment line of credit.

Future Commitments

Future payments due under debt and lease obligations as of June 30, 2004 are as follows (in thousands):

	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2004	$1,599	$(171)	$1,428
Fiscal 2005	3,346	(143)	3,203
Fiscal 2006	3,573	--	3,573
Fiscal 2007	3,465	--	3,465
Fiscal 2008	2,895	--	2,895
Thereafter	3,077	--	3,077

Total	$17,955	$(314)	$17,641

As of June 30 2004, we had approximately $1.3 million in standby letters of credit securing operating leases relating to computer equipment.  Of this $1.3 million, $0.8 million of the letters of credit secure computer equipment leases for our outsourcing partner in India.  As of June 30, 2004, we also had a $0.3 million commitment for ongoing engineering support for technology licensed to us from a third party.

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

We incurred losses of $2.0 million and $10.3 million for the six months ended June 30, 2004 and 2003, respectively, and a loss of $16.4 million for the year ended December 31, 2003. As of June 30, 2004, we had an accumulated deficit of $190.9 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the three months ended June 30, 2004, Canadian Imperial Bank of Commerce and Covad Communications accounted for 13% and 13% of our total revenues, respectively.  For the three months ended June 30, 2003, Barclays and the Royal Bank of Scotland accounted for 11% and 28% of our total revenues, respectively.  For the six months ended June 30, 2004, Barclays and Canadian Imperial Bank of Commerce accounted for 18% and 13% of our total revenues, respectively.  For the six months ended June 30, 2003, Barclays and the Royal Bank of Scotland accounted for 16% and 17% of our total revenues, respectively.  While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the three months ended June 30, 2004, international revenues were $8.0 million or approximately 48% of our total revenues. For the three months ended June 30, 2003, international revenues were $13.5 million or approximately 79% of our total revenues. For the six months ended June 30, 2004, international revenues were $24.1 million or approximately 65% of our total revenues. For the six months ended June 30, 2003, international revenues were $24.9 million or approximately 80% of our total revenues.  While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars.  Our international sales comprised 65% and 80% of our total sales for the six months ended June 30, 2004 and 2003, respectively. In fiscal year 2003, our operating results were positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely.  During the twelve-month period ended June 30, 2004, the closing price of our common stock on the NASDAQ National Market ranged from a low of $1.82 to a high of $5.85 per share.  We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened.  Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

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

Sales of our products and services in two large markets-financial services and telecommunications-accounted for approximately 79% and 84% of our total revenues for the three months ended June 30, 2004 and 2003, respectively.  Sales of our products and services in two large markets-financial services and telecommunications-accounted for approximately 81% and 83% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. We expect that revenues from these two markets will continue to account for a substantial portion of our total revenues in 2004. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 68% and 62% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Gross margin on service revenues was 43% for both the three months ended June 30, 2004 and 2003.  Gross margin on license revenues was 94% and 95% for the three months ended June 30, 2004 and 2003, respectively.  Service revenues comprised 60% and 66% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. Gross margin on services revenues was 43% and 41% for the six months ended June 30, 2004 and 2003, respectively.  Gross margins on license revenues were 95% for both the six months ended June 30, 2004 and 2003.  As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

The application of percentage of completion accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

Although we attempt use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions.  At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion.  The application of the percentage of completion method of accounting is complex and involves judgments and estimates, which may change based on customer requirements.  This complexity combined with changing customer requirements could result in delays in the proper determination of our percentage of completion estimates and revenue not being recognized as we expect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2004 (in thousands):

	2005	Fair Value
Short-term investments and restricted cash	$588	$588
Average interest rates	1.25%

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

Foreign Currency Risk.    A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars.  International revenues from our foreign subsidiaries accounted for approximately 48% and 79% of total revenues for the three months ended June 30, 2004 and 2003, respectively. International revenues from our foreign subsidiaries accounted for approximately 65% and 80% of total revenues for the six months ended June 30, 2004 and 2003, respectively.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries holds cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. Foreign currency gains, net for the three months ended June 30, 2004 were $0.2 million. Foreign currency losses, net for the three months ended June 30, 2003 were less than $0.1 million. Foreign currency gains, net for the six months ended June 30, 2004 were less than $0.1 million. Foreign currency gains, net for the six months ended June 30, 2003 were $0.1 million.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, as of June 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, in July 2004, PricewaterhouseCoopers LLP informed our Audit Committee of possible revenue recognition problems for the quarter ended June 30, 2004 arising out of two contracts involving the sale of our enterprise solutions software.  The issue with one of the contracts related to the timing of the execution of the contract and the issue with the other contract involved the percentage of completion accounting.  Our Audit Committee initiated an investigation and also engaged outside legal counsel to assist in the investigation.  The investigation was conducted to (i) identify whether any revenue recognition issues existed at Chordiant generally, and (ii) review the business practices of our employees as they relate to procedures and controls applicable to the execution of our contracts.  Through this investigation, our Audit Committee determined that a material weakness in our internal control over financial reporting exists relating to our revenue recognition controls.  The Audit Committee has approved a number of changes to our internal controls over financial reporting which management is in the process of implementing.  We have also made a number of personnel decisions.  Effective August 16, 2004, Michael Shannahan resigned as the Chief Financial Officer and will be leaving Chordiant to pursue other opportunities.  The Board of Directors announced the temporary appointment of Don Morrison, our President, as the Interim Chief Financial Officer.  We are commencing a search for a permanent chief financial officer.  In addition, our Vice President of Finance and Controller is assuming different responsibilities within the finance organization.  Our Accounting Manager has been appointed our interim principal accounting officer and controller.  We have commenced a search for an additional two employees, one whose primary responsibility will be revenue recognition, and one who will serve as our contracts manager.  The Audit Committee is continuing to evaluate what further steps and appropriate measures should be taken.  We will provide additional disclosure regarding the material changes made to our internal control over financial reporting during the third quarter in our Form 10-Q for the quarter ended September 30, 2004.

(c) Limitations on the Effectiveness of Controls.

The Company's management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We believe, however, our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives and that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings

Information with respect to this Item may be found in Note 6 of Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 15, 2004, our Annual Meeting of Stockholders was held in Cupertino, California.  Of the 71,834,985 shares outstanding and entitled to vote as of the record date of May 14, 2004, 60,467,741 shares were present or represented by proxy at the meeting.  At the meeting, stockholders were asked to vote with respect to (i) the election of 2 directors to hold office until the 2007 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified; (ii) the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2004 and (iii) the approval of an increase of 3,475,000 shares to the number of shares reserved for issuance pursuant to our 1999 Equity Incentive Plan.

The following nominees were elected as class II directors, each to hold office until the 2007 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-votes
R. Andrew Eckert	56,240,575	4,227,166	0
David R. Springett, Ph.D	59,282,119	1,185,622	0

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2004 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-votes
59,912,369	486,149	69,223	0

The approval of an increase of 3,475,000 shares to the number of shares reserved for issuance pursuant to Chordiant's 1999 Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-votes
14,725,049	25,569,040	128,746	20,044,906

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On April 22, 2004, the Company furnished a Current Report on Form 8-K which announced the Company's financial results for the quarter ended March 31, 2004 and certain other information.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004

Chordiant Software, Inc.

(Registrant)

/s/ Stephen Kelly
Stephen Kelly
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 with Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc.

10.3	1999 Non-Employee Directors' Plan as amended and restated.

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).