Form 10-Q
period 2004-09-30
CHORDIANT SOFTWARE INC
filed 2004-11-09
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004

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

The number of shares of the Registrant's common stock outstanding as of November 5, 2004 was 72,560,043

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$59,748	$36,218
Short-term investments and restricted cash	590	581
Accounts receivable, net	19,953	11,974
Prepaid expenses and other current assets	3,351	2,675

Total current assets	83,642	51,448
Restricted cash	1,500	1,500
Property and equipment, net	2,784	3,071
Goodwill	24,874	24,874
Intangible assets, net	244	1,414
Other assets	1,871	1,504

Total assets	$114,915	$83,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,717	$3,931
Accrued expenses	12,392	13,038
Deferred revenue	18,459	14,548

Total current liabilities	36,568	31,517
Deferred revenue, long-term	2,122	3,848

Total liabilities	38,690	35,365

Stockholders' equity:
Common stock	72	65
Additional paid-in capital	262,929	235,911
Deferred stock-based compensation	(345)	(1,665)
Accumulated deficit	(189,520)	(188,906)
Accumulated other comprehensive income	3,089	3,041

Total stockholders' equity	76,225	48,446

Total liabilities and stockholders' equity	$114,915	$83,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Revenues:
License	$8,959	$6,642	$23,640	$17,266
Service	14,774	11,124	37,141	31,400

Total revenues	23,733	17,766	60,781	48,666

Cost of revenues:
License	615	267	1,308	847
Service	8,359	6,406	21,153	18,356
Stock-based compensation	(182)	343	(15)	1,121
Amortization of intangible assets	106	792	1,044	2,377

Total cost of revenues	8,898	7,808	23,490	22,701

Gross profit	14,835	9,958	37,291	25,965

Operating expenses:
Sales and marketing	6,270	4,995	17,993	15,728
Research and development	4,365	4,110	13,025	12,075
General and administrative	2,942	1,432	6,576	4,942
Stock-based compensation	(517)	1,393	(96)	3,927
Amortization of intangible assets	16	98	126	294
Restructuring expense	245	--	245	1,161

Total operating expenses	13,321	12,028	37,869	38,127

Income (loss) from operations	1,514	(2,070)	(578)	(12,162)

Interest income (expense), net	145	(37)	501	(131)
Foreign exchange and other expenses, net	(78)	--	(132)	(80)

Net income (loss) before income taxes	1,581	(2,107)	(209)	(12,373)
Provision for income taxes	154	22	405	93

Net income (loss)	$1,427	$(2,129)	$(614)	$(12,466)

Other comprehensive income (loss):
Foreign currency translation gain	272	314	48	1,261

Comprehensive income (loss)	$1,699	$(1,815)	$(566)	$(11,205)

Earnings (loss) per share:
Basic	$0.02	$(0.04)	$(0.01)	$(0.22)

Diluted	$0.02	$(0.04)	$(0.01)	$(0.22)

Shares used in computing earnings (loss) per share:
Basic	71,253	60,037	69,761	57,327

Diluted	75,406	60,037	69,761	57,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net loss	$(614)	$(12,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,133	2,088
Amortization of intangibles	1,170	2,671
Non-cash stock-based compensation expense	(437)	5,048
Provision for doubtful accounts	(22)	21
Warrants issued to customers	(4)	55
Loss on disposal of assets	--	88
Other non-cash charges	(48)	--
Changes in assets and liabilities:
Accounts receivable	(7,874)	96
Prepaid expenses and other current assets	(631)	66
Other assets	(373)	(520)
Accounts payable	1,780	(3,139)
Accrued expenses	(535)	(2,537)
Deferred revenue	2,083	(2,559)
Other liabilities	--	(71)

Net cash used in operating activities	(4,372)	(11,159)

Cash flows from investing activities:
Property, equipment and software purchases	(832)	(438)
Proceeds from disposal of property and equipment	--	18
Restricted cash	--	44
Purchases of short-term investments	(590)	(576)
Proceeds from maturities of short-term investments	581	9,196

Net cash provided by (used in) investing activities	(841)	8,244

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,761	--
Proceeds from exercise of stock options	2,396	359
Proceeds from issuance of common stock for employee stock purchase plan	1,547	1,281
Proceeds from borrowings	--	3,491
Repayment of notes receivable	--	496
Repayment of borrowings	--	(2,610)

Net cash provided by financing activities	28,704	3,017

Effect of exchange rate fluctuations on cash and cash equivalents	39	1,261

Net increase in cash and cash equivalents	23,530	1,363

Cash and cash equivalents at beginning of period	36,218	30,731

Cash and cash equivalents at end of period	$59,748	$32,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed with the SEC on April 28, 2004 (Our "2003 Form 10-K/A").

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts." The progress toward completion is measured based on the "go-live" date. We define the "go-live" date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We revise our estimates when new information becomes available prior to the issuance of the financial statements. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, "Software Revenue Recognition."

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

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

Restricted cash

At September 30, 2004 and December 31, 2003, we had an interest bearing certificate of deposit in the amount of $0.6 million classified as short-term investments of which $0.4 million serves as collateral for a letter of credit security deposit for a leased facility and is restricted from withdrawal.  At September 30, 2004 and December 31, 2003, we also had a balance of $1.5 million in the form of cash equivalents which is restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction.

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

The following table illustrates the effect on our net income or loss and net income or loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts).  Assumptions relating to the expected life, risk free interest rate, volatility and dividend yield for stock options at September 30, 2004 were 2.6 years, 2.8%, 85% and 0%, respectively.  Assumptions relating to the expected life, risk free interest rate, volatility and dividend yield for the employee stock purchase plan at September 30, 2004 were 1.4 years, 1.9%, 70% and 0%, respectively.

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) -- as reported	$1,427	$(2,129)	$(614)	$(12,466)
Add: Stock-based employee compensation expense included in reported net income (loss)	(699)	1,736	(111)	5,048
Less: Stock-based employee compensation expense determined under fair value method	1,642	(311)	2,941	1,922

Net income (loss) -- proforma	(914)	(82)	(3,666)	(9,340)

Basic and fully diluted net income (loss) per share -- as reported	$0.02	$(0.04)	$(0.01)	$(0.22)

Basic and diluted net (loss) per share -- proforma	$(0.01)	$(0.00)	$(0.05)	$(0.16)

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Stock-based compensation expense:
Cost of revenues	$(182)	$343	$(15)	$1,121
Sales and marketing	(206)	304	22	995
Research and development	(210)	414	85	1,279
General and administrative	(101)	675	(203)	1,653

Total stock-based compensation expense (benefit)	$(699)	$1,736	$(111)	$5,048

On August 23, 2002, we implemented a stock option exchange program (the "Program"). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the "Eligible Options") were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock ("Restricted Stock") to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program ("Replacement Options") at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and former Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the "CEO and CFO Agreement"). There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25," and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense amounted to approximately $0.3 million at September 30, 2004. Due to the decline in our stock price, for the three months ended September 30, 2004, a credit of ($0.7) million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon the change in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges or credits in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance-based vesting. No warrants have vested through September 30, 2004.

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

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Barclays	*	*	11%	10%
The Royal Bank of Scotland	*	22%	*	14%
Canadian Imperial Bank of Commerce	*	11%	10%	*
Capital One	13%	*	*	*
Time Warner Cable	29%	*	11%	*

At September 30, 2004, Time Warner Cable, Capital One and Canadian Imperial Bank of Commerce accounted for approximately 24%, 22% and 12% of accounts receivable, respectively. At December 31, 2003, Canadian Imperial Bank of Commerce and Sky Services, Ltd. accounted for approximately 14% and 10% of our accounts receivable, respectively.

Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established.  Technological feasibility of the product is determined after the completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved.  If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model.  After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers is capitalized and amortized over the estimated product life.

Prior to July 1, 2004, the period of time between achieving technological feasibility and the general release of  new products was short and software development costs qualifying for capitalization were insignificant.  Accordingly, prior to July 1, 2004 we did not capitalize any software development costs.  During the quarter ended September 30, 2004, technological feasibility was established and a detailed program design was completed for a banking product under development.  As a result, costs aggregating $0.5 million associated with this product have been capitalized and included in Other Assets.  No amortization expense relating to this product has been recorded as the product development was still in progress at September 30, 2004.  Amortization in future periods will be calculated as the greater of (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for the product or (b) the straight-line method over the remaining estimated economic life of the product.

NOTE 3 -- BALANCE SHEET COMPONENTS:

The main components of accounts receivable, net are as follows (in thousands):

	September 30, 2004	December 31, 2003

Accounts receivable, net:
Accounts receivable	$20,064	$12,107
Less: allowance for doubtful accounts	(111)	(133)

	$19,953	$11,974

The main components of accrued expenses are as follows (in thousands):

	September 30, 2004	December 31, 2003

Accrued expenses:
Accrued payroll and related expenses	$5,415	$6,656
Accrued restructuring expenses	3,442	4,265
Other accrued liabilities	3,535	2,117

	$12,392	$13,038

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	September 30, 2004			December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(2,162)	$212	$2,374	$(1,843)	$531
Purchased technologies	7,162	(7,162)	--	7,162	(6,436)	726
Customer list	190	(158)	32	190	(111)	79
Tradenames	982	(982)	--	982	(904)	78

	$10,708	$(10,464)	$244	$10,708	$(9,294)	$1,414

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: developed technologies-one and one half to three years; purchased technologies-three years; tradenames-three years; customer list-three years. Aggregate amortization expense for intangible assets totaled $1.2 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively. We expect amortization expense on purchased intangible assets to be $0.1 million for the remaining three months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

NOTE 4 -- RESTRUCTURING:

Restructuring Costs

During the quarter ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America.  This restructuring plan included a reduction in workforce.

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

As part of the fiscal year 2003 restructuring, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions. We expect to benefit from outsourcing these functions by being able to offer increased levels of technical support services to our customers, maintain a larger number of customer technology platforms within sustaining engineering and perform more extensive quality assurance testing, all without material increases in cost.  In the event our relationship with this independent contracting company was terminated, we would either find an alternate contracting company to perform these services or we would provide these services which will increase our costs.  During  2004, we have increased the size of this organization and expanded its scope. Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Post-Employment Benefits." Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

Workforce reductions

The prior period restructuring programs resulted in the reduction of 74 regular employees and 108 regular employees during the years ended December 31, 2003 and 2002, respectively. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million and $3.8 million for the years ended December 31, 2003 and 2002, respectively.  During the quarter ended September 30, 2004 we recorded a workforce reduction expense of $0.2 million.

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

A summary of the restructuring expense and other special charges is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total

Reserve balance at December 31, 2003	$3,099	$1,166	$4,265
Total charge	--	245	245
Non-cash	(2)	(47)	(49)
Cash paid	(284)	(735)	(1,019)

Reserve balance at September 30, 2004	$2,813	$629	$3,442

As of September 30, 2004, $3.4 million related to the restructuring reserve is included in the accrued expenses line item on the balance sheet.  Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011.    The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.  During both the three and nine months ended September 30, 2004, there were charges of less than $0.1 million relating to earned portions of severed employee retention bonus packages included in the cost of services line item in the unaudited condensed consolidated statement of operations.

NOTE 5 -- BORROWINGS:

Revolving line of credit

Our two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of an $5.0 million accounts receivable line and an $2.5 million equipment line. The terms of the line of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuances subsequent to the effective date of the line of credit agreement, and certain other covenants.

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit.  As of September 30, 2004, we had utilized $1.3 million of the $2.0 million standby commercial letter of credit limit.  The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts.  As of September 30, 2004, we had not entered into any foreign exchange forward contracts.

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

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of September 30, 2004, we were in compliance with the respective debt covenants and there was no outstanding balance on our equipment line of credit.

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

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

Future payments due under debt and lease obligations as of September  30, 2004 are as follows (in thousands):

	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2004	$731	$(86)	$645
Fiscal 2005	3,346	(143)	3,203
Fiscal 2006	3,573	--	3,573
Fiscal 2007	3,465	--	3,465
Fiscal 2008	2,895	--	2,895
Thereafter	3,077	--	3,077

Total	$17,087	$(229)	$16,858

As of September 30 2004, we had approximately $1.3 million in standby letters of credit which serve as collateral for operating leases of computer equipment.  Of this $1.3 million, $0.8 million of the letters of credit serve as collateral for computer equipment leases for our outsourcing partner in India.  Please refer to Note 5 "Borrowings."

As of September 30, 2004, we also had a $0.3 million commitment for ongoing engineering support for technology licensed to us from a third party.

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

The following table sets forth the computation of diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) available to common stockholders	$1,427	$(2,129)	$(614)	$(12,466)

Weighted average common stock outstanding	72,077	63,661	70,585	60,951
Common stock subject to repurchase	(824)	(3,624)	(824)	(3,624)

Denominator for basic and diluted calculation in periods with losses	71,253	60,037	69,761	57,327

Net income (loss) per share - diluted	$0.02	$(0.04)	$(0.01)	$(0.22)

Net income (loss) per share - basic	$0.02	$(0.04)	$(0.01)	$(0.22)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is antidilutive (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Warrants outstanding	1,662	1,850	1,662	1,850
Employee stock options	9,353	9,711	9,353	9,711
Common stock subject to repurchase	824	3,624	824	3,624

	11,839	15,185	11,839	15,185

NOTE 9 -- SEGMENT INFORMATION:

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $6.6 million and $5.6 million for the three months ended September 30, 2004 and 2003, respectively.  License revenues for enterprise solutions amounted to $19.2 million and $13.5 million for the nine months ended September 30, 2004 and 2003, respectively.  License revenues for marketing solutions were approximately $2.4 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively.  License revenues for marketing solutions were approximately $4.4 million and $3.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses.  Service revenues for enterprise solutions were approximately $11.7 million and $8.6 million for the three months ended September 30, 2004 and 2003, respectively.  Service revenues for enterprise solutions were approximately $27.5 million and $23.9 million for the nine months ended September 30, 2004 and 2003, respectively.  Service revenues for marketing solutions were approximately $3.1 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively.  Service revenues for marketing solutions were approximately $9.7 million and $7.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

North America	$15,851	$5,676	$28,774	$11,712
Europe	7,860	12,030	31,914	36,774
Rest of World	22	60	93	180

	$23,733	$17,766	$60,781	$48,666

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):
	September 30, 2004	December 31, 2003

North America	$1,581	$1,475
Europe	1,203	1,596

	$2,784	$3,071

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

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "guidance," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading "Risk Factors" and those discussed elsewhere in this report, in our other SEC filings and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Form 10-K/A . Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Beginning in late calendar 2000, the financial services and telecommunications industries entered into a steep and long economic downturn, with industry sales dropping from late 2000 through the first part of 2003. Over the past three years, our customers have focused on controlling costs and reducing risk, including constraining information technology and lines of business expenditures and requiring more favorable pricing terms from their suppliers and pursuing consolidation within their own industries. As a result of this downturn, our license fee revenues have declined 18%-19% in fiscal 2002 and 2003.

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through the first three quarters of 2004 and appears to have a favorable impact, specifically in information technology spending. For the nine months ended September 30, 2004, we were able to grow license fee revenue and total revenues on a year over year basis.

Financial Trends

Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues was 93% and 96% for the three months ended September 30, 2004 and 2003, respectively. Gross margins on license revenues were 94% and 95% for the nine months ended September 30, 2004 and 2003, respectively.  We expect license gross margin to range from 93% to 96% in the foreseeable future. Gross margin on service revenues was 43% and 42% for the three months ended September 30, 2004 and 2003, respectively.  Gross margin on service revenues was 43% and 42% for the nine months ended September 30, 2004 and 2003, respectively.

Service revenues as a percentage of total revenues were 62% and 63% for the three months ended September 30, 2004 and 2003, respectively.  Service revenues as a percentage of total revenues were 61% and 65% for the nine months ended September 30, 2004 and 2003, respectively.  We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

For the three and nine months ended September 30, 2004 and 2003, revenues were principally derived from customer accounts in North America and Europe. For the three months ended September 30, 2004 and 2003, international revenues were $7.9 million and $12.1 million, or approximately 33% and 68% of our total revenues, respectively.  For the nine months ended September 30, 2004 and 2003, international revenues were $32.0 million and $37.0 million, or approximately 53% and 76% of our total revenues, respectively.  We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended September 30, 2004 and 2003, North America revenues were $15.9 million and $5.7 million, or approximately 67% and 32% of our total revenues, respectively.  For the nine months ended September 30, 2004 and 2003, North America revenues were $28.8 million and $11.7 million, or approximately 47% and 24% of our total revenues, respectively.  As the U.S. economy has strengthened, we have seen an increase in North America revenues.  We believe North America revenues will continue to represent an increasing portion of our total revenues in future periods.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
License	38%	37%	39%	35%
Service	62	63	61	65

Total revenues	100	100	100	100

Cost of revenues:
License	3	2	2	2
Service	35	36	35	38
Stock-based compensation	(1)	2	0	2
Amortization of intangible assets	0	4	2	5

Total cost of revenues	37	44	39	47

Gross profit	63	56	61	53

Operating expenses:
Sales and marketing	26	28	30	32
Research and development	18	23	21	25
General and administrative	12	8	11	10
Stock-based compensation	(2)	8	0	8
Amortization of intangible assets	0	1	0	1
Restructuring expense	1	0	0	2

Total operating expenses	56	68	62	78

Income (loss) from operations	6	(12)	(1)	(25)

Interest income (expense), net	1	0	1	0
Foreign exchange and other expenses, net	0	0	0	0

Net income (loss) before income taxes	7	(12)	0	(25)
Provision for income taxes	1	0	1	0

Net income (loss)	6%	(12)%	(1)%	(26)%

Comparison of the Three Months Ended September 30, 2004 and 2003

Revenues

License. Total license revenues increased to $8.9  million for the three months ended September 30, 2004 from $6.6 million, or approximately 35%, for the three months ended September 30, 2003. License revenues for enterprise solutions increased to $6.6 million for the three months ended September 30, 2004 from $5.6 million, or approximately 17%, for the three months ended September 30, 2003. This increase was primarily due to a follow-on order from an existing customer in the quarter ended September 30, 2004 that exceeded our historical license fee range of $1.0 million to $3.0 million.   License revenues for marketing solutions increased to $2.4 million for the three months ended September 30, 2004 from $1.0 million, or approximately 139%, for the three months ended September 30, 2003.  The increase was primarily due to a $1.6 million order from a single customer.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $14.8 million for the three months ended September 30, 2004 from $11.1 million, or approximately 33%, for the three months ended September 30, 2003.  Service revenues for enterprise solutions increased to $11.7 million for the three months ended September 30, 2004 from $8.6 million, or approximately 35%, for the three months ended September 30, 2003.  This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods.  Service revenues for marketing solutions were $3.1 million for the three months ended September 30, 2004 up from $2.5 million, or approximately 26% for the three months ended September 30, 2003.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $0.9 million for the three months ended September 30, 2004 from $0.6 million, or approximately 56%, for the three months ended September 30, 2003.

Cost of revenues

License. Cost of license revenues increased to $0.6 million for the three months ended September 30, 2004 from $0.3 million, or approximately 130%, for the three months ended September 30, 2003. These costs resulted in license gross margins of approximately 93% and 96% for the three months ended September 30, 2004 and 2003, respectively.  We expect cost of license revenues to remain in the four to seven percent range of license revenues.

Service. Cost of service revenues increased to $8.4 million for the three months ended September 30, 2004 from $6.4 million, or approximately 31%, for the three months ended September 30, 2003. These costs resulted in service gross margins of 43% for the three months ended September 30, 2004, and 42% for the three months ended September 30, and 2003.  We expect cost of service revenues to remain at or above 40% of service revenues.

Stock-based compensation.  Stock-based compensation decreased to a credit of approximately ($0.2) million for the three months ended September 30, 2004 from a charge of $0.3 million for the three months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since June 30, 2004, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was $0.1 million for the three months ended September 30, 2004 compared to $0.8 million for the three months ended September 30, 2003.  The amortization expense in the three months ended September 30, 2004 included $0.1 million attributable to the acquisition of OnDemand in April 2002. Intangibles attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during 2004.  We expect amortization expense on purchased intangible assets to be $0.1 million for the remaining three months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $6.3 million for the three months ended September 30, 2004 from $5.0 million, or approximately 26%, for the three months ended September 30, 2003. The increase in these expenses was mainly attributable to an increase of $1.0 million in personnel related expenses due to a higher number of sales representatives in 2004 and $0.3 million increase in marketing programs expenses.

Research and development. Research and development expenses increased to $4.4 million for the three months ended September 30, 2004 from $4.1 million, or approximately 7%, for the three months ended September 30, 2003. The increase in these expenses was mainly attributable to an increase of approximately $1.0 million in personnel related expenses and $0.3 million in equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions.  These increases were partially offset by a decrease of $0.1 million in depreciation related expenses and a reduction in allocated expenses of $0.2 due to lower headcounts in our other operating functions as a result of restructuring actions implemented.  Also offsetting the increases were costs of $0.5 million associated with the development of a banking product that were capitalized during the quarter ended September 30, 2004.

General and administrative. General and administrative expenses increased to $2.9 million for the three months ended September 30, 2004 from $1.4 million, or approximately 107%, for the three months ended September 30, 2003.  The increase in these expenses was mainly attributable to an increase of $0.8 million in personnel related expenses and a $0.7 million increase in professional related expenses associated with accounting and legal fees primarily due to the investigation relating to our revenue recognition and business practices discussed in Item 4.

Stock-based compensation. Stock-based compensation decreased to a credit of  approximately ($0.5) million for the three months ended September 30, 2004 from a charge of $1.4 million for the three months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since March 31, 2004, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was less than $0.1 million for the three months ended September 30, 2004 compared to $0.1 million for the three months ended September 30, 2003.  The $0.1 million amortization expense for the three months ended September 30, 2003 is mainly attributable to the acquisition of Prime Response in March 2001.  We expect amortization expense on purchased intangible assets included in operating expenses to be less than $0.1 million for the remaining three months in fiscal year 2004 and less than $0.1 million in fiscal year 2005, at which time existing purchased intangible assets will be fully amortized.

Restructuring expenses.  During the three months ended September 30, 2004 we announced plans to reallocate staff between our North American and European operation in order to better support our growth n North America, and an associated restructuring expense of $0.2 million was recorded.  During the three months ended September 30, 2004, there were charges of less than $0.1 million relating to earned portions of severed employee retention bonus packages included in the cost of services line item in the unaudited condensed consolidated statement of operations.  Please refer to Note 4, "Restructuring."  We had no restructuring expenses during the three months ended September 30, 2003.

Interest income, net

Interest income, net consist primarily of interest income generated from our cash, cash equivalents and short-term investments offset by interest expense incurred in connection with outstanding borrowings and letters of credit.  Interest income, net increased to approximately $0.1 million for the three months ended September 30, 2004 from a net expense of less than $0.1 million for the three months ended September 30, 2003.  This increase is due to interest being earned on a larger cash and cash equivalent balances during the quarter and no interest expense offsetting the interest income due to no outstanding borrowings during the quarter.  The larger cash balances were due, in part, to the proceeds from the sale of our common stock in the first quarter of 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net loss of  $0.1 million for the three months ended September 30, 2004.

Provision for income taxes

Our provisions for income taxes were $0.2 million and less than $0.1 million for the three months ended September 30, 2004 and 2003, respectively.  The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Revenues

License. Total license revenues increased to $23.6 million for the nine months ended September 30, 2004 from $17.3 million, or approximately 36%, from the nine months ended September 30, 2003. License revenues for enterprise solutions increased to $19.3 million for the nine months ended September 30, 2004 from $13.5 million, or approximately 42%, for the nine months ended September 30, 2003. The increase was due to revenue recognized on seven significant enterprise license contracts during the nine months ended September 30, 2004 compared to five contracts in the same period of 2003.  License revenues for marketing solutions increased to $4.4 million for the nine months ended September 30, 2004 from $3.7 million, or approximately 17%, for the nine months ended September 30, 2003.  The increase was primarily due to one license agreement in 2004 that significantly exceeded the historical average.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $37.1 million for the nine months ended September 30, 2004 from $31.4 million, or approximately 18%, for the nine months ended September 30, 2003.  Service revenues for enterprise solutions increased to $25.7 million for the nine months ended September 30, 2004 from $22.6 million, or approximately 14%, for the nine months ended September 30, 2003.  This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with enterprise solutions license agreements entered into in current and prior periods.  Service revenues for marketing solutions increased to $9.1 million for the nine months ended September 30, 2004 from $7.1 million, or approximately 29%, for the nine months ended September 30, 2003.  This increase was due to the continuation of maintenance and support revenues associated with marketing solutions license agreements entered into in current and prior periods.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $2.2 million for the nine months ended September 30, 2004 from $1.7 million, or approximately 29%, for the nine months ended September 30, 2003.

Cost of revenues

License. Cost of license revenues increased to $1.3 million for the nine months ended September 30, 2004 from $0.8 million, or approximately 54%, for the nine months ended September 30, 2003. These costs resulted in license gross margins of approximately 94% and 95% for the nine months ended September 30, 2004 and 2003, respectively.  The aggregate cost of license revenues is in line with the increase in aggregate license revenues.  We expect cost of license revenues to remain in the four to seven percent range of license revenues.

Service. Cost of service revenues increased to $21.2 million for the nine months ended September 30, 2004 from $18.4 million, or approximately 15%, for the nine months ended September 30, 2003. These costs resulted in service gross margins of 43% and 42% for the nine months ended September 30, 2004 and 2003, respectively.  We expect cost of service revenues to remain at or above 40% of service revenues.

Stock-based compensation.  Stock-based compensation decreased to less than $0.1 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was $1.0 million for the nine months ended September 30, 2004 compared to $2.4 million for the nine months ended September 30, 2003.  The amortization expense in the nine months ended September 30, 2004 included $0.3 million attributable to the acquisition of OnDemand in April 2002, approximately $0.3 million attributable to the acquisition of Prime Response in March 2001 and $0.4 million attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001.  We expect amortization expense on purchased intangible assets to be $0.1 million for the remaining three months in fiscal 2004 and $0.1 million in fiscal 2005, at which time existing purchased intangible assets will be fully amortized.

Operating expenses

Sales and marketing. Sales and marketing expenses increased to $18.0 million for the nine months ended September 30, 2004 from $15.7 million, or approximately 15%, for the nine months ended September 30, 2003.  The increase in these expenses was mainly attributable to an increase of $1.9 million in personnel related expenses due to a higher number of sales representatives and higher commissions relating to license revenues in the nine months ended September 30, 2004 and $0.3 million increase in marketing program expenses.  These increases were partially offset by a decrease of approximately $0.1 million in communication, facilities, depreciation and other allocated expenses.

Research and development. Research and development expenses increased to $13.0 million for the nine months ended September 30, 2004 from $12.1 million, or approximately 7%, for the nine months ended September 30, 2003.  The increase in these expenses was mainly attributable to an increase of approximately $1.8 million in personnel related expenses and $0.4 million in equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions.  These increases were partially offset by a decrease of approximately $0.4 million in depreciation related expenses and a reduction in allocated expenses of $0.4 due to lower headcounts in our other operating functions as a result of restructuring actions implemented.  Also offsetting the increases were costs of $0.5 million associated with the development of a banking product that were capitalized during the quarter ended September 30, 2004.

General and administrative. General and administrative expenses increased to $6.6 million for the nine months ended September 30, 2004 from $4.9 million, or approximately 33%, for the nine months ended September 30, 2003.  The increase in these expenses was mainly attributable to an increase of $1.2 million in personnel related expenses due to increased salary and travel expenses, an increase of $0.8 million in allocated expenses due to lower headcounts in our other operating functions as a result of restructuring actions implemented and a $0.9 million increase in professional services expenses associated with accounting and legal fees primarily relating to the review and delay in reporting our second quarter financial results.  These increases were partially offset by a decrease of $0.8 million in insurance, facilities and depreciation related expenses.

Stock-based compensation. Stock-based compensation decreased to ($0.1) million for the nine months ended September 30, 2004 from $3.9 million for the nine months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject.  Please refer to Note 2, "Summary of Significant Accounting Policies", under the heading "Stock-based compensation."

Amortization of intangibles. Amortization of intangible assets was $0.1 million for the nine months ended September 30, 2004 compared to $0.3 million for the nine months ended September 30, 2003.  The $0.1 million amortization expense for the nine months ended September 30, 2004 is mainly attributable to the acquisition of Prime Response in March 2001.  We expect amortization expense on purchased intangible assets included in operating expenses to less than $0.1 million for the remaining three months in fiscal year 2004 and less than $0.1 million in fiscal year 2005, at which time existing purchased intangible assets will be fully amortized.

Restructuring expenses.  During the nine months ended September 30, 2003, several areas of the Company were restructured to reduce expenses and improve operating efficiency.  The restructuring program resulted in the reduction of 30 employees, which cost approximately $1.0 million for severance and benefits.  We also vacated excess facilities and provided $0.2 million for lease costs.   During the nine months ended September 30, 2004, there were charges of  $0.2 million relating to severance agreements in Europe.

Interest income, net

Interest income, net consist primarily of interest income generated from our cash, cash equivalents and short-term investments and interest expense incurred in connection with outstanding borrowings.  Interest income, net increased to approximately $0.5 million for the nine months ended September 30, 2004 from an expense of ($0.1) million for the nine months ended September 30, 2003.  This increase is due to interest being earned on a larger cash and cash equivalent balances during the first nine months of 2004 and no interest expense offsetting the interest income due to no outstanding borrowings during the nine months ended September 30, 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in net gains of $0.1 million for the nine months ended September 30, 2004 and $0.1 million for the nine months ended September 30, 2003.

Provision for income taxes

Our provisions for income taxes were $0.4 million and $0.1 million for the nine months ended September 30, 2004 and 2003, respectively.  The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and capital resources

Our cash, cash equivalents, short-term investments, restricted cash and long-term restricted cash consist principally of money market funds, a certificate of deposit and marketable equity securities and totaled $61.8 million and $38.3 million at September 30, 2004 and December 31, 2003, respectively.   Cash and cash equivalents increased during the nine months ended September 30, 2004 compared to prior periods as a result of our sale of 4,854,368 shares of our common stock at a purchase price of $5.15 per share resulting in net proceeds of approximately $24.8 million, net of issuance costs of approximately $0.2 million, during the first quarter of 2004.  The common stock was purchased at an 8.5% discount compared to the closing price of the closing price of our common stock on January 22, 2004, the date of the purchase agreement.  All of our short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair market value. Gains and losses on investments are recognized when realized on the consolidated statements of income.

Cash used in operating activities was $4.4 million during the nine months ended September 30, 2004, which consisted primarily of our net loss of ($0.6) million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $1.8 million and the net cash outflow effect from changes in assets and liabilities of approximately ($5.6) million.  This net cash outflow was caused primarily due to an $7.9 million increase in accounts receivable, which was caused in part by a new financial information system conversion during the third quarter.  This conversion delayed normal accounts receivable collection efforts, resulting in higher balances due from customers.

Cash used in operating activities was $11.2 million during the nine months ended September 30, 2003, which consisted primarily of our net loss of $12.5 million adjusted for non-cash items (primarily depreciation, amortization and non-cash stock-based compensation expense) aggregating approximately $10.1 million and the net cash outflow effect from changes in assets and liabilities of approximately $8.7 million.  During the nine months ended September 30, 2003, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenue increased due to revenue recognition on one large percentage-of-completion method customer contracts carrying into the last half of 2003 and partially offset by long-term support and maintenance revenues being recognized for which cash was received in prior years;  (ii) accrued expenses decreased as a result of payments for restructuring-related accruals, payroll taxes and bonuses, which were only partially offset by current accruals at the end of the period; and (iii) accounts payable increased as a result of timing differences when trade payables were paid.

Cash used in investing activities during the nine months ended September 30, 2004 was $0.8 million and related to capital expenditures made during the nine months of fiscal year 2004. Cash provided by investing activities was $8.2 million during the nine months ended September 30, 2003 and related mainly to the maturities of short-term investments, net of additional purchases, which were reinvested into cash and cash equivalent investments to be available to fund operating activities.

Cash provided by financing activities was $28.7 million and $3.0 million during the nine months ended September 30, 2004 and 2003, respectively.  During the nine months ended September 30, 2004, we received: (i) net proceeds of approximately $24.8 million, net of issuance costs of approximately $0.2 million, from the sale of 4,854,368 shares of our common stock at $5.15 per share; (ii) proceeds of approximately $1.5 million from the issuance of common stock as part of the employee stock purchase plan; and (iii) proceeds of approximately $2.4 million from the exercise of employee stock options.  During the nine months ended September 30, 2003, we received: (i) proceeds of $1.3 million from the issuance of common stock as part of the employee stock purchase plan; (ii) proceeds of $3.5 million from additional borrowings entered into during the first half of fiscal year 2003 and made payments of $2.6 million against outstanding borrowings; and (iii) proceeds of $0.5 million from the collection of notes receivables.

At September 30, 2004 and December 31, 2003, we had an interest bearing certificate of deposit in the amount of $0.6 million classified as short-term investments of which $0.4 million serves as collateral for a letter of credit security deposit for a leased facility and is restricted from withdrawal.  At September 30, 2004 and December 31, 2003, we also had a balance of $1.5 million in the form of cash equivalents that is restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction.

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

Under the terms and conditions of the accounts receivable line, the total amount of the line of credit is $5.0 million. The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit.  As of September 30, 2004, we had utilized $1.3 million of the $2.0 million standby commercial letter of credit limit.  The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts.  As of September 30, 2004, we had not entered into any foreign exchange forward contracts.

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

Borrowings under the $2.5 million equipment line bear interest at the lending bank's prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of September 30, 2004, we were in compliance with the respective debt covenants and there was no outstanding balance on our equipment line of credit.

Future commitments

Future payments due under debt and lease obligations as of September 30, 2004 are as follows (in thousands):

	Operating Leases	Sublease Income	Total

Remaining portion of Fiscal 2004	$731	$(86)	$645
Fiscal 2005	3,346	(143)	3,203
Fiscal 2006	3,573	--	3,573
Fiscal 2007	3,465	--	3,465
Fiscal 2008	2,895	--	2,895
Thereafter	3,077	--	3,077

Total	$17,087	$(229)	$16,858

As of September 30 2004, we had approximately $1.3 million in standby letters of credit securing operating leases relating to computer equipment.  Of this $1.3 million, $0.8 million of the letters of credit secure computer equipment leases for our outsourcing partner in India.  As of September 30, 2004, we also had a $0.3 million commitment for ongoing engineering support for technology licensed to us from a third party.

Critical Accounting Policies and Estimates

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

We have reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. Additional information about our critical accounting policies may by found in our 2003 Form 10-K/A, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Application of Critical Accounting Policies and Use of Estimates."  We have not changed those policies since such date.  Investors should therefore read this Item 2 in conjunction with such description.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns could make the closing of license transactions to new and existing customers difficult.

Our revenues fell in fiscal year 2003 compared to revenues in fiscal year 2002. Our revenues will continue to decrease in 2004 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer's home country and worldwide will have some economic and political stability. Weakness in technology spending and geopolitical instability will make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers' decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $0.6 million and $12.5 million for the nine months ended September 30, 2004 and 2003, respectively, and a loss of $16.4 million for the year ended December 31, 2003. As of September 30, 2004, we had an accumulated deficit of $189.5 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the three months ended September 30, 2004, Capital One and Time Warner Cable accounted for 13% and 29% of our total revenues, respectively.  For the three months ended September 30, 2003, the Royal Bank of Scotland and Canadian Imperial Bank of Commerce accounted for 22% and 11% of our total revenues, respectively.  For the nine months ended September 30, 2004, Barclays, Canadian Imperial Bank of Commerce and Time Warner Cable accounted for 11%, 10% and 11% of our total revenues, respectively.  For the nine months ended September 30, 2003, the Royal Bank of Scotland and Barclays accounted for 14% and 10% of our total revenues, respectively.  While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the three months ended September 30, 2004, international revenues were $7.9 million or approximately 33% of our total revenues. For the three months ended September 30, 2003, international revenues were $12.1 million or approximately 68% of our total revenues. For the nine months ended September 30, 2004, international revenues were $32.0 million or approximately 53% of our total revenues. For the nine months ended September 30, 2003, international revenues were $37.0 million or approximately 76% of our total revenues.  While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars.  Our international sales comprised 53% and 76% of our total sales for the nine months ended September 30, 2004 and 2003, respectively. In fiscal year 2003, our operating results were positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

*	Size and timing of individual license transactions;
*	Delay or deferral of customer implementations of our products;
*	Lengthening of our sales cycle;
*	Deterioration and changes in domestic and foreign markets and economies;
*	Success in expanding our global services organization, direct sales force and indirect distribution channels;
*	Timing of new product introductions and product enhancements;
*	Appropriate mix of products licensed and services sold;
*	Levels of international transactions;
*	Activities of and acquisitions by competitors;
*	Product and price competition; and
*	Our ability to develop and market new products and control costs.

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

If we do not continue to successfully implement our plan to improve our internal control over financial reporting, investors could lose confidence in our financial reporting, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business could be harmed.  For example, during the quarter ended September 30, 2004, our external auditors brought to our attention a need to increase the size and effectiveness of our finance department and management and the Audit Committee determined that, as a result of such inadequate staffing, a material weakness in our internal control over financial reporting existed.  As a result of this, we have implemented and continue to implement changes, including the hiring of additional employees in our finance department, to strengthen our internal control over financial reporting in this area.  If we are not successful in implementing effective internal controls over financial reporting, we may lose customers, face litigation and the market price of our common stock may decline.  For more information, please refer to the discussion below under the heading "Item 4.  Controls and Procedures."

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003 we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.  In the event our relationship with this independent contracting company was terminated, we would either find an alternate contracting company to perform these services or we would provide these services, which would increase our costs. In fiscal year 2004 we continue to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor's ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations and financial results. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely.  During the twelve-month period ended September 30, 2004, the closing price of our common stock on the NASDAQ National Market ranged from a low of $2.08 to a high of $5.85 per share.  We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets-financial services, telecommunications and retail-accounted for approximately 91% and 86% of our total revenues for the three months ended September 30, 2004 and 2003, respectively.  Sales of our products and services in these markets accounted for approximately 90% of our total revenues for the nine months ended September 30, 2004 and 2003. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 62% and 63% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Gross margin on service revenues was 43% and 42% for the three months ended September 30, 2004 and 2003, respectively.  Gross margin on license revenues was 93% and 96% for the three months ended September 30, 2004 and 2003, respectively.  Service revenues comprised 61% and 65% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. Gross margin on services revenues was 43% and 42% for the nine months ended September 30, 2004 and 2003, respectively.  Gross margins on license revenues were 94% and 95% for the nine months ended September 30, 2004 and 2003, respectively.  As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

Because we have reduced the size of our workforce, we may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development and sales of our products.

In 2002, 2003 and 2004 we reduced the size of our workforce and may carry out further reductions in the future. Our recent reductions were intended to align our operating expenses with our revenue expectations. In the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, engineering, sales and marketing and professional services personnel.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2004 (in thousands):

	2005	Fair Value
Short-term investments and restricted cash	$590	$590
Average interest rates	1.25%

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

Foreign Currency Risk.    A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars.  International revenues from our foreign subsidiaries accounted for approximately 33% and 68% of total revenues for the three months ended September 30, 2004 and 2003, respectively. International revenues from our foreign subsidiaries accounted for approximately 53% and 76% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, as of September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

In the process of complying with Section 404 of the Sarbanes-Oxley Act of 2002, Chordiant has identified approximately 200 processes at Chordiant that must be documented and ultimately tested to determine whether a significant deficiency or material weakness in internal control over financial reporting exists.  A "significant deficiency" is defined as a control deficiency, or combination of deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's financial statements that is more than inconsequential will not be prevented or detected.  A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

To assist us in preparing for Section 404 compliance, we have retained approximately 15 consultants to assist on this project of documenting and testing of the identified processes in addition to our dedicated internal resources.   However, rules defining the requirements for our independent auditors to attest to our compliance under Section 404 were adopted in June 2004 and we, along with our external service providers, are currently interpreting compliance requirements under Section 404.  We have experienced delays in the project and as a result, we may not be able to complete our assessment on a timely basis.  PricewaterhouseCoopers LLP ("PwC"), our independent auditors, recently notified us that, due to our delays, it may not be able to complete its assessment and report within the prescribed time periods.

As previously disclosed in our quarterly report on Form 10-Q filed on August 16, 2004, in July 2004, PwC informed our Audit Committee of possible revenue recognition problems for the quarter ended June 30, 2004 arising out of two contracts involving the sale of our enterprise solutions software.  The issue with one of the contracts related to the timing of the execution of the contract and the issue with the other contract involved the percentage of completion accounting.  Our Audit Committee initiated an investigation and also engaged outside legal counsel to assist in the investigation.  The investigation was conducted to (i) identify whether any revenue recognition issues existed at Chordiant generally, and (ii) review the business practices of our employees as they relate to procedures and controls applicable to the execution of our contracts.  Through this investigation, management and our Audit Committee determined that a material weakness in our internal control over financial reporting existed  relating to our revenue recognition controls.

As a result, the Audit Committee made a series of recommendations to management that it believed would address the material weakness identified.  We adopted the recommendations although we knew it would take some time to fully implement such recommendations.  We have made substantial progress on the implementation of the recommendations, including the following measures:

  On September 17, 2004, Charles Swan, was appointed the Interim Chief Financial Officer and Principal Accounting Officer while we continue to search for a permanent chief financial officer.
  We have appointed a finance director as our Interim Controller.
  We have hired a full-time accounting employee to the newly-created position of Revenue Recognition Manager.  This employee has significant experience with revenue recognition issues involving enterprise software companies.
  We hired full-time employees to serve in the newly-created positions of Assistant Controller and Senior Accountant.
  We have appointed our General Counsel to the additional role of Chief Compliance Officer.
  We have hired an experienced employee to the newly-created position of Senior Contracts Manager.
  We have amended our Code of Conduct (the "Code") in the following respects:
    The Code specifies that only members of the finance department may request that revenue be recognized or suggest when or whether revenue will be recognized.
    The Code prohibits any person from exerting pressure on any member of the finance department to book or recognize revenue to achieve revenue targets.  The changes to the Code clarify, however, that neither (a) supplying information at the request of the finance department, the audit committee of the Board of Directors, or the independent auditors, nor (b) requesting an understanding from a member of the finance department of the revenue recognition implications of a potential or actual transaction, will be deemed a violation of the Code.
    The Code provides that all inquiries or calls from financial analysts must be referred to the Chairman, Chief Executive Officer, President, Chief Financial Officer or Director of the investor relations.
    The Code provides that the Board of Directors or an authorized committee may grant a waiver under the Code to a member of the Board of Directors
    The Code specifically prohibits the predating of contracts.
  Our Chief Executive Officer sends a quarterly email to all employees reminding them of our code of conduct and how they can anonymously report violations of the code of conduct.
  The Board, management, finance staff and persons performing investor relations functions have received training on the current requirements for reporting and disclosure.
  Our signature policy has been revised to limit contract signing authority for revenue-related contracts.

Management will continue its efforts and management and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to revenue recognition, on an ongoing basis and will take further action, as appropriate.  In addition, management will consider these matters when assessing the effectiveness of our internal control over financial reporting at year-end.

In the third quarter, we converted to a new financial information system, which was used to generate our third quarter financial statements.

In October 2004, PwC informed Chordiant and our Audit Committee that the following material weakness arose in the third quarter with respect to our internal control over financial reporting relating to staffing of our finance department and the fact that many finance employees are new hires: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters, (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements and (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures.  We agree with PwC's assessment.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls.

The Company's management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error, mistake or circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We believe, however, that our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives and that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

Information with respect to this Item may be found in Note 6 of Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 6.  Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Chordiant Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004

Chordiant Software, Inc.

(Registrant)

/s/ Charles W. Swan
Charles W. Swan
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant's Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant's Form 10-Q for the Quarterly period ended June 30, 2004 and incorporated herein by reference)

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).