Form 10-KT
period 2004-12-31
CHORDIANT SOFTWARE INC
filed 2005-03-29
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/T

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2004 to September 30, 2004

Commission File Number: 000-29357

CHORDIANT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1051328
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

20400 Stevens Creek Blvd., Suite 400

Cupertino, California 95014

(Address of principal executive offices, including zip code)

(408) 517-6100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Transition Report on Form 10-K/T or any amendment to this Form 10-K/T.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter for the transition period: $282,642,302.

As of February 28, 2005, there were 77,000,896 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHORDIANT SOFTWARE, INC.

TRANSITION REPORT ON FORM 10-K/T

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2004

PART I

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Transition Report contains certain information that is forward-looking in nature. This information is based on our current expectations, assumptions, estimates and projections about our business and our industry, and involves known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and those discussed elsewhere in this document. These and many other factors could affect the future financial and operating results of Chordiant. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1.	BUSINESS

Restatement of Financial Statements

On December 29, 2004, the Board of Directors of Chordiant approved a change in Chordiant’s fiscal year end from December 31st to September 30th. In the course of preparing the 2004 financial results for the new fiscal year ended September 30, 2004, the company identified certain errors relating to expense and revenue timing, the valuation of a guarantee, prepaid account balances, and estimates used to compute stock offering costs, warrant valuations and stock based compensation in the interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. Due to the aggregate number of errors identified in the previously issued interim financial statements and the relative percentages represented by those errors in the quarters, management concluded that the interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated. The Audit Committee of the Board of Directors concurred with management’s conclusion.

All financial information contained in this Transition Report on Form 10-K/T gives effect to this restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 18 of the Notes to the Consolidated Financial Statements. Financial information included in reports on Form 10-Q and Form 8-K previously filed or furnished by Chordiant for these periods should not be relied upon and are superceded by the information in this Transition Report on Form 10-K/T.

Overview

We are an enterprise software company that provides process-driven software solutions to global consumer companies to enable their success in marketing, retaining, servicing and growing their customer base while improving internal operations. We concentrate on serving global customers in retail financial services, communications and other consumer direct industries.

We believe our solutions add business value and a return-on-investment for our customers by reducing operational costs and increasing employee productivity. These improvements are realized by automating key business processes associated with servicing, selling and fulfilling customer requests throughout the customer’s enterprise.

We offer a complete customer solution that includes software applications, business processes, tools and services that enable businesses to integrate their customer information and corporate systems to produce a real- time view of customers across multiple forms of customer interaction. We believe our solutions offer businesses the flexibility to set their business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. We believe that we are leaders in providing business process driven solutions for customer management.

Our software solutions and architecture are based on leading industry standards that are widely adopted by business customers in the industries we serve. We believe these solutions are capable of being the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

Subsequent to our fiscal year ended September 30, 2004, we acquired KiQ Limited, a privately held United Kingdom software company (“KiQ”), on December 21, 2004, for an aggregate purchase price of approximately $20 million, which was comprised of $9.7 million in cash, $9.4 million in our common stock and approximately $0.9 million in associated transaction costs. Through this transaction, we acquired a decision management system that advances the state of analytics by exploiting the power of predictive data mining, analytical modeling, and strategy formulation into real-time decision management and execution. Products and patent-pending technology acquired by us in this transaction enable organizations to significantly increase the accuracy of marketing offers for retention, up-selling, crossing selling, and to model risk scenarios such as customer churn and likelihood to default on payments. With the addition of KiQ’s products and patent-pending technology we are able to deliver a range of applications for real-time recommendation, retention, risk management and recruitment.

As a result of the transaction, Chordiant added 14 new customers primarily in financial services and telecommunications industries. Customers include: O2, Orange and T-Mobile in the telecommunications sector and Fortis Banking and Insurance Group, DSB Bank, and SNS Bank, in the European financial services sector. A total of 20 KiQ employees, including two founders and 15 engineering and technical staff, joined us as employees.

Product Solutions

Our product solutions are designed for global enterprises seeking to optimize decision analysis, marketing, selling and servicing efforts. We have designed our products to integrate customer information from different data sources, generate business processes based on a customer’s specific profile and requests, and provide uniform service and data to customers across multiple communication channels. Our products are designed to enable companies to deliver appropriate offers and information to a targeted customer at the time of customer need.

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of individual customers across multiple business channels integrating multiple lines of business. Our solutions are designed to enable global business-to-consumer enterprises to optimize decision analysis, marketing, selling and servicing efforts. The solution suite is typically licensed as an integrated set of software products that include: applications, business processes, the enterprise platform and software tools. The complete solution is based on open systems software standards that are widely adopted by our industry and capable of deployment throughout a customer’s information technology infrastructure. We generally segregate our solutions into two product families that are “application solutions” and “enterprise solutions” which can be licensed and implemented separately from each other or in combination, depending on our customers’ needs. The “application solutions” include multiple applications providing decision management solutions, marketing solutions and vertical or industry specific solutions. These are sold and licensed as “Chordiant 5 Applications.”

The “enterprise solutions” consist of our enterprise platform products and selling and services application products that are described as “Chordiant 5 Enterprise Platform” and “Chordiant 5 Selling and Services.” Customers must license Chordiant 5 Enterprise Platform as a prerequisite to licensing Chordiant 5 Selling and

Services applications. The principal markets for our decision management solutions, marketing solutions, vertical solutions and our enterprise solutions are substantially the same. For a discussion of the dollar amount of revenue contributed by our decision analysis, marketing solutions and our enterprise solutions, we incorporate by reference the information located under the headings “Results of Operations—Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003—Revenues” and “Results of Operations—Comparison of the Years Ended December 31, 2003 and 2002—Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations.” This integrated suite includes the following products:

Chordiant 5 Applications

Chordiant 5 Decision Management Solutions.    Chordiant 5 Decision Management is a suite of active decision management software products designed to allow marketing professionals and management to make better decisions during customer interactions and as part of marketing campaigns. Chordiant 5 Decision Management enables business users to develop decision strategies that predict customer behavior, control customer strategy, add intelligence to decision management, makes real time recommendations to frontline representatives, and offers business performance analysis. Chordiant 5 Decision Management Solutions include the following products:

•	Chordiant Predictive Analytics Director—Chordiant Predictive Analytics Director provides marketing professionals functionality which enables in-depth analysis of significant amounts of customer information using data-mining and predictive analytical capabilities. It offers a streamlined business oriented process to quickly and accurately develop accurate and reliable models of the analysis.

•	Chordiant Strategy Director—Chordiant Strategy Director allows users to design customer interaction strategies and marketing offers based on decisions and rules that reflect customer behavior, preferences, legislation, corporate policies and the desired business outcome. The resulting decision logic is executed in our campaign management solution for outbound communication or executed in real-time in multiple channels of communication.

•	Chordiant Decision Monitor—Chordiant Decision Monitor provides management with insight into the business results, measures the data analysis effectiveness, and allows an organization to continuously learn from the current and future data models. It is a software module in which all decisions are automatically logged and stored in a monitoring database together with the relevant data as well as subsequent customer information and behavior. This module can be integrated and analyzed by many third party business intelligence tools.

•	Chordiant Deployment Manager—Chordiant Deployment Manager provides the administrative function to prepare available data in the operational environment and implement the decision logic into the production campaigns, business processes and applications.

•	Chordiant Real-Time Decisioning Server—Chordiant Real-Time Decisioning Server generates the decisioning service that can be hosted in industry-standard application servers.

•	Chordiant Database Decisioning Server—The Chordiant Database Decisioning Server provides a user-friendly execution application for datamining, analysis, and modeling to create the optimal decision logic and the appropriate decisions outcomes.

Chordiant 5 Marketing Solutions.    Chordiant 5 Marketing automates the marketing processes required to plan, define, execute and optimize marketing campaigns across multiple product lines and channels of communication in global business-to-consumer enterprises. Chordiant 5 Marketing solution is an integrated set of applications designed to support a full range of marketing relationship management processes and serve the needs of corporate marketing departments and professionals. Chordiant 5 Marketing Solutions are comprised of the following applications:

•	Chordiant 5 Marketing Director provides the functionality for marketing professionals to plan, define, execute and optimize customer relationships and marketing campaigns across all traditional media channels: direct mail, telesales, and print and broadcast advertising and to schedule campaigns for real- time execution through communication channels such as; email, websites, wireless services, and call center and branch applications.

•	Chordiant 5 Online Marketing provides the execution server for web and e-mail based marketing campaigns. Chordiant 5 Mobile Marketing provides the execution server for mobile devices such as cellular phones.

•	Chordiant 5 OneReporting provides real-time access to detailed marketing and customer information for creating reports, analysis and intelligent marketing decision-making.

Chordiant 5 Selling and Servicing.    Chordiant 5 Selling & Servicing provides role-based application interfaces that optimize real-time, process driven interactions between a company and its customers. These applications provide a company’s representatives who interact with customers and business partners a series of role-based interfaces for matching a company’s unique business policies and processes to individual customers to optimize customer interactions, case management and work management between front office and back office operations. These applications automate a company’s business policies, and processes which in turn accelerates customer servicing, improves marketing offers and sales cycles, improves customer interactions and gains consistent customer interactions. Chordiant 5 Selling & Servicing applications enables companies to increase the effectiveness of sales or service offerings by matching customer profiles and contact histories with appropriate offers to increase cross-sell effectiveness and opportunities. Chordiant 5 Selling & Servicing applications are comprised of the following application products:

•	Chordiant 5 Branch Advisor is a web browser-based application that allows customer information and application functionality to be broadly shared within and outside a company. Chordiant 5 Branch Advisor helps a company’s employees and partners optimize customer selling and servicing interactions through a company’s branch, back-office and partner/retail operations.

•	Chordiant 5 Call Center Advisor is a web browser-based application designed to provide a full set of servicing and selling business processes for high volume transactional call centers. The desktop environment is completely browser-based and utilizes server-side computer telephony integration provided in Chordiant 5 Enterprise Platform for call handling, queuing, routing and sequencing customer communications, application processes and work fulfillment. The environment is designed to meet the significant performance and time-dependency requirements supporting high-volume transaction and business processes common to enterprise contact centers.

Chordiant 5 Industry Solutions

In 2004 Chordiant introduced a series of applications for retail financial services that automate industry specific business processes in retail banking and credit card servicing. Chordiant 5 Industry Solutions include:

Chordiant 5 Teller Solution.    Chordiant 5 Teller Solution is a browser-based teller application driven by a high performance transactional business process management system provided in Chordiant 5 Enterprise Platform. A number of application versions of Chordiant 5 Teller Solution are offered based on the role and functionality required in branch operations. Chordiant 5 Teller Solution integrates to the retail banks multiple lines of businesses and transactional systems providing a customer centric approach to service delivery and selling in branch operations. The solution utilizes the strength of Chordiant 5 Enterprise Platform providing company-wide case management, customer history, work management between front office and back office operations and may be deployed as an integral part of the retail bank’s multichannel network and architecture.

Chordiant 5 Card Servicing Solution.    Chordiant 5 Card Servicing Solution consists of complete customer servicing application and Chordiant Dispute & Chargeback modules. The card servicing application provides complete customer profile, history, case management and automates work management within the multiple functions of a card issuer. The Card Dispute & Chargeback modules are a series of business processes and the policies that orchestrate the dispute and chargeback function from customer initiation through resolution integrating roles, functions and systems that support these processes. The Chordiant 5 Card Servicing Solution streamlines and automates these complex processes providing consistent means of arbitration, appeal and compliance procedures. The Chordiant 5 Card Servicing Solution utilizes the strength of Chordiant 5 Enterprise Platform providing company-wide case management, customer history, work management between front office and back office operations and is deployed as an integral part of the card issuer and bank’s multichannel network and architecture.

Chordiant 5 Enterprise Solutions

Chordiant 5 Enterprise Platform.    Chordiant 5 Enterprise Platform includes a number of software servers for managing a company’s business to consumer policies, processes, profiles and integration interfaces and connections to legacy systems. Chordiant 5 Enterprise Platform includes Chordiant 5 Foundation Server and a set of optional Chordiant 5 Enterprise Server products and tools.

Chordiant 5 Enterprise Platform is a process-based architecture that provides a rich set of integration services, system services and application components. Customers can configure and customize these services and components as unique applications for their individual business processes and policies. It is a flexible and open web services-based platform for building and supporting enterprise-class process-driven business applications that integrate multiple channels and provide a consistent, real-time customer view.

Chordiant 5 Enterprise Platform is developed on the industry standard J2EE, XML and Web-Services software standards and is designed to process tens of millions of customer interactions, with real-time integration of customer, account, order, and product information across numerous enterprise data sources and applications. It includes Chordiant Foundation Server and Chordiant Tools that enable customers and system integrators to integrate with existing systems and configure the unique business processes and policies consistently across multiple channels of communications. Chordiant 5 Enterprise Platform includes the following products:

•	Chordiant 5 Foundation Server provides the software infrastructure to allow companies to access multiple data resources residing within a company’s transaction systems and fulfillment systems while integrating with many existing enterprise back-office applications. Chordiant 5 Foundation Server integrates and communicates with telephony equipment, legacy systems and transactional applications. Chordiant 5 Foundation Server provides the functionality to integrate our customers data sources into a cohesive architecture that leverages this information through business processes to provide a universal desktop for representatives servicing, selling and fulfilling customers’ inquiries for a consistent customer experience. It provides support for electronic communications, telephony systems and switches, relational databases, back-office business applications and legacy data warehouses. The Chordiant 5 Foundation Server includes a business process server, an integration server, an integrated set of application components and integrated tool environment for application customization and deployment.

•	Chordiant 5 Connectors are connectivity applications that allow a business to access information and communications systems for maintaining persistent, real-time connections between information technology systems.

•	Chordiant 5 Collaboration Server is a Web-based interaction server that includes functionality for online chat, Web page publishing, synchronized co-browsing, and provides support for advanced Web applications.

•	Chordiant 5 Rules Server is a configurable business policy server that allows companies to implement policies specific to their customer profiles, offers and business processes.

•	Chordiant 5 Knowledge Server is a knowledge based server designed to provide intelligent responses to customer requests that are based on customer profiles, offerings of interest and an optimized set of similar inquiries.

•	Chordiant 5 Interaction Server is an interaction server for delivering complicated interactions to a web browser at the user interface such as smart forms, answer checking, and guided interactions.

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services and telecommunications industries. Our customers include: Time Warner Cable, Covad Communications, 21st Century Insurance, USAA, T-Mobile, Lloyds TSB Bank, Bank of Ireland, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank, Canadian Tire Financial Services, Barclay’s Bank, Direct Line, Canadian Imperial Bank of Commerce, Halifax plc, Nokia, British Telecom and British Sky Broadcasting (BskyB). For the nine months ended September 30, 2004, Barclay’s Bank, Time Warner Cable, and the Canadian Imperial Bank of Commerce accounted for 11%, 11% and 10% of our total revenues, respectively. David A. Weymouth, a director of ours, is the corporate responsibility director of Barclay’s Group, an affiliate of Barclay’s Bank.

Technology

Chordiant’s solutions and core technology are implemented using industry standard software that includes J2EE, XML, and Web Services. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with legacy and third-party information technology systems. Our software architecture that was pioneered in 2000 and internally developed core technology is named Chordiant JX Architecture. This architecture is designed for supporting enterprise-class process-driven business applications that integrate multiple channels and provide a unified, real-time customer view.

Chordiant JX Architecture leverages J2EE and Web Services extensively to provide a services oriented architecture for use by Chordiant applications and other systems. The business services and related business components use a data persistence foundation with built-in support for Oracle and DB2 databases as well as IBM WebSphere MQ messaging. The persistence layer is fully extensible to other data sources, including those built on the Java Connector Architecture (JCA).

Chordiant’s web browser technology delivers consistent self-service and agent-driven customer interaction processes using a rich web-based application platform that provides desktop interface behavior in a browser-based technology with high performance, low maintenance costs, and flexibility to meet the differing demands of a diverse user population.

Certain of our products use technology modules from third-party technology providers including IBM, BEA Systems, Sun Microsystems and Ingenieria de Software Bancario, S.L. (ISBAN). Our enterprise platform solutions support industry standard J2EE application servers including IBM WebSphere and BEA WebLogic. Our server software runs on UNIX server platforms from Sun Microsystems, IBM and Linux. In 2004, Chordiant announced support and certification for the IBM Grid Computing environment.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by selling and support efforts through business alliance partners such as IBM and Accenture, systems integrators and technology vendors. Our market focus is the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers. We target our sales and marketing efforts, together with our product design efforts, on industries such as retail banking, insurance, consumer financial services, telecommunications and consumer direct industries.

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

In the United States we have sales offices in the greater metropolitan areas of Boston, Massachusetts and Manchester, New Hampshire. Our corporate offices are located in Cupertino, California. Outside the United States, we have offices in the greater metropolitan areas of London, Paris, Amsterdam, Frankfurt, and Munich.

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

Although our primary strategy is to leverage our strategic systems integration partners for implementations, our internal professional services organization is often integral in implementing our enterprise platform software solutions for our customers. We believe that our consulting services enhance the use and administration of our software solutions, facilitate the implementation of our solutions and result in sharing best business practices with client and systems integrator project teams. In addition to implementing our software, our professional services organization works closely with our internal research and development organization to enhance existing, and design our new, software solutions.

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

Customer Support

Our customers have a choice of support and maintenance options depending on the level of service desired. Our technical support services are available to clients by telephone, over the web, by e-mail and on-site. Additionally, we provide product enhancement releases to all customers as part of our support and maintenance contracts. We use a customer service automation system to track each customer inquiry until it is resolved. We also make use of our website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

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

Product Development

We have made substantial investments in research and development through internal development, acquisitions and technology licensing. Our product development efforts are focused on extending our enterprise software solutions, application components, industry specific processes and business process functionality, and continued integration of industry-specific transaction systems and services. Our product development organization is responsible for new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with third-party hardware and software platforms.

Our product development resources are organized into a number of development teams including:

•	Enterprise Platform and Tools development;

•	Applications, including our Decision Management, Marketing, Selling and Servicing applications and industry specific processes;

•	Documentation; and

•	Product Test and Release Management.

Our product development teams have extensive experience in enterprise and distributed computing, J2EE and object oriented development, data management, process and workflow engineering, transaction system interfaces, Internet and Web-Services technologies. Our research and development expenditures were $13.2 million and $12.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships.    To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture, Cap Gemini Ernst and Young, and IBM Global Services and Business Agility. We plan to expand these relationships to increase our capacity to license and implement our products. We have trained consultants in these organizations for the implementation and support of our solutions. We believe that expanding our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

Technology Partnerships.    We make extensive use of industry platforms and embrace a number of core technologies in our solution offerings. We have formed partnerships with vendors of software and hardware technology platforms. We currently maintain technology relationships with vendors such as Avaya/Lucent, Alcatel/Genesys, BEA Systems, Cisco Systems, IBM, Oracle, ISBAN and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology.

Competition

The market for our products is competitive, rapidly evolving, and can be affected by new product introductions and other market activities of industry participants. The competitive landscape is quickly evolving to address the need for enterprise-wide integration of IT assets and the convergence of customer interaction applications, back-office systems and business processes. The most significant competition we face is from customers’ internal development efforts, custom system integration, as well as other software providers that offer integration and development platforms.

Internal Development

Many of our customers and potential customers have in the past attempted to develop customer service, call center and customer relationship management systems in-house or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. The cost of internal development and total cost-of-ownership has risen to become a primary concern of the business and management. We expect that internal development will continue to be a significant source of competition.

Custom System Integration Projects

Another source of competition results from systems integrators engaged to build a custom development application. The introduction of a systems integrator typically increases the likelihood of success for the customer. The competitive factors in this area require that we demonstrate to the customer the cost savings and advantages of a configurable, upgradeable and commercially supported software products developed by a dedicated professional software organization.

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

Application Software Competitors

Our primary competition is from internal development at our customers and potential customers as discussed. However, other competitors include providers of traditional, first-generation customer relationship management, enterprise resources planning, call center, marketing automation software and sales force automation software. These vendors include, among others, companies such as: PeopleSoft, Inc. (acquired by Oracle Corporation), Pegasystems Inc., Amdocs, and Siebel Systems, Inc.

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

We believe that we compete favorably in the industries we serve based on the following competitive advantages: process-driven solutions for servicing and selling; real-time and transactional processes; real-time decision management and vertical processes implemented in a Multichannel architecture. The technology advantages are equally important to our customers and include: Chordiant JX Architecture providing an open services oriented architecture providing for integration with multiple legacy systems, third-party applications and communication channels and advanced browser based application environment for high volume call center, mid-office and branch operations.

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) mergers and alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure that we will be able to compete successfully against current and future competitors or that competitive pressure faced by us will not materially and adversely affect our business, operating results and financial condition.

Intellectual Property and Proprietary Rights

Our success is in part dependent upon our ability to develop and protect proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, patents pending, trade secrets, and copyright and trademark laws to protect our intellectual property and proprietary rights.

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

We integrate third party software into our products. Costs associated with integrated technology provided by third parties historically accounts for approximately 4% to 7% of total license revenues. The third party software may not continue to be available on commercially reasonable terms or at all. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

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

Employees

As of September 30, 2004, we employed 276 full time employees. Of that total, 90 were primarily engaged in product development, engineering or systems engineering, 79 were engaged in sales and marketing, 67 were engaged in professional services and 40 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, finance, management and marketing personnel.

Financial Information About Geographic Areas

For a detailed description of our sales by geographic region, we incorporate by reference the information in Note 17 to our consolidated financial statements contained in Item 8 of this Form 10-K/T. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected” and “—Risk Factors—Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.”

Available Information

We were incorporated in California in March 1991 and were reincorporated in Delaware in October 1997.

We maintain a site on the world-wide web at www.chordiant.com; however, information found on our website is not incorporated by reference into this Transition Report on Form 10-K/T. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, including our Transition Report on Form 10-K/T, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in 2005 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Continued or further weakness in technology spending and geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $0.4 million and $12.5 million for the nine months ended September 30, 2004 and 2003, respectively. We incurred losses of $16.4 million and $32.3 million for years ended December 31, 2003 and 2002, respectively. As of September 30, 2004, we had an accumulated deficit of $189.3 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the nine months ended September 30, 2004, Barclays, Time Warner Cable, and the Canadian Imperial Bank of Commerce accounted for 11%, 11% and 10% of our total revenues, respectively. For the nine months ended September 30, 2003, the Royal Bank of Scotland and Barclays accounted for 14% and 10% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the nine months ended September 30, 2004, international revenues were $32.0 million or approximately 52% of our total revenues. For the nine months ended September 30, 2003, international revenues were $37.0 million or approximately 76% of our total revenues. For the year ended December 31, 2003, international revenues were $52.4 million or approximately 77% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

If we cannot meet the NASDAQ Listing requirements and NASDAQ rules, NASDAQ may delist our common stock, which could negatively affect the price of our common stock, your ability to sell our common stock and generally could harm our business.

On February 15, 2005, we were notified by the NASDAQ Listing Qualifications Department that we were not in compliance with the requirements of certain NASDAQ rules as a result of the Company’s failure to file its quarterly report on Form 10-Q for the period ended December 31, 2004 and are subject to delisting proceedings. On March 17, 2005 the Company attended a hearing before the NASDAQ Listing Qualifications Panel (“Panel”) and requested a conditional listing on the NASDAQ National Market until April 22, 2005 to provide the Company an opportunity to file its periodic reports with the Securities and Exchange Commission and become compliant with NASDAQ listing requirements. As of the date of this filing, the Panel is still considering our request. If we are delisted from NASDAQ, trading of our common stock would thereafter be conducted in the over-the-counter market or on the National Association of Securities Dealers, Inc. “electronic bulletin board.” As a consequence of any such delisting, the value of our common stock could be adversely affected, which could negatively affect our operations. Market liquidity for our common stock could be severely and adversely affected as a stockholder would likely find it more difficult to sell shares of our common stock or to obtain accurate quotations as to the prices of our common stock. Delisting could also result in the loss of confidence by prospective and existing customers and employees, which would further harm our business.

Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 52% and 76% of our total sales for the nine months ended September 30, 2004 and 2003, respectively. Our international sales comprised 77% of our total sales for the year ended December 31, 2003. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products and subsequent impact on services revenues;

•	Lengthening of our sales cycle;

•	Further deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may negatively impact our quarterly revenue. In addition, a significant portion of new customer orders have been booked in the third month of the calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue. If our revenues or operating margins are below the expectations of the investment community, our stock price is likely to decline.

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

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not continue to successfully implement our plan to improve our internal control over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. For example, during the quarter ended September 30, 2004, our independent registered public accounting firm brought to our attention a need to increase the size and effectiveness of our finance department and management and the Audit Committee determined that, as a result of such inadequate staffing, a material weakness in our internal control over financial reporting existed. This material weakness has contributed to increased expenses and efforts required for our financial reporting. As a result of this, we have implemented and continue to implement changes, including the hiring of additional employees in our finance department, to strengthen our internal control over financial reporting in this area. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion below under the heading “Item 9A. Controls and Procedures.”

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support, product test and certain sustaining engineering functions. In fiscal year 2005, we plan to continue increasing the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the nine-month period ended September 30, 2004, the closing price of our common stock on the NASDAQ National Market ranged from a low of $2.08 to a high of $5.85 per share. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

We may incur in future periods significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

Based on current accounting standards involving stock compensation, we may incur variable accounting costs related to the issuance of restricted stock and certain stock options, including those associated with our stock option cancellation/re-grant program. Current accounting standards require us to re-measure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional stock-based compensation costs in future periods. Future accounting standards may have a greater impact.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. In June 2004, Chordiant and almost all of the other issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel.

To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets-financial services, telecommunications and retail-accounted for approximately 90% of our total revenues for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 61% and 65% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. Gross margin on service revenues was 42% for both the nine months ended September 30, 2004 and 2003. Service revenues comprised 61% of our total revenues for the year ended December 31, 2003 and gross margin on service revenues was 41% in that year. License revenues comprised 39% and 35% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. License revenues comprised 39% of our total revenues for the year ended December 31, 2003. Gross margins on license revenues were 95% for both the nine months ended September 30, 2004 and 2003. Gross margins on license revenues were 95% for the year ended December 31, 2003.

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

In the event that demand for our products increases as a result of a positive turn in the economy, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel.

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

We may be subject to an investigation by the Securities and Exchange Commission or litigation in connection with the restatement of our interim financial statements for the fiscal quarters ended March 31, June 30 and September 30, 2004.

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 30, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which appear elsewhere in this Transition Report on Form 10-K/T. As a result, the Securities and Exchange Commission (SEC) may choose to begin an investigation or we may be subject to litigation, which could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or litigation, we could be required to pay penalties or damages or have other remedies imposed upon us. In addition, we could become the target of expensive securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

We may encounter unexpected delays in implementing the requirements relating to internal controls and we expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with the management assessment and auditor attestation requirements.

We continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, within the time frame required by Section 404. We changed our fiscal year end to September 30 because of management’s conclusion that it would not complete documenting the Company’s internal controls over financial reporting by December 31, 2004, and it was unlikely the Company would complete its assessment of design and operating effectiveness of internal controls over financial reporting by April 30, 2005, the extended time period allowed by the SEC. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending September 30, 2005.

ITEM 2.	PROPERTIES

Our headquarters are located in offices that are approximately 31,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2008. We also lease office space in Mahwah, New Jersey and in the greater metropolitan areas of Boston, Manchester, London, Paris, Amsterdam, Frankfurt and Munich. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In July 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the Court entered an order dismissing the Individuals from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the Issuers.

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “CHRD.” Until such time as the Company is current with its filings with the SEC, Chordiant’s trading symbol is CHRDE. The following table shows, for the periods indicated, the high and low per share sales prices of our common stock, as reported by the Nasdaq National Market. The prices appearing in the tables below reflect over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Nine Months Ended September 30, 2004*
First Quarter (January 1 – March 31)	$6.10	$4.51
Second Quarter (April 1 – June 30)	$5.48	$3.12
Final Quarter (July 1 – September 30)	$4.55	$2.05
Year Ended December 31, 2003
First Quarter (January 1 – March 31)	$1.98	$1.03
Second Quarter (April 1 – June 30)	$2.15	$0.81
Third Quarter (July 1 – September 30)	$3.69	$1.82
Fourth Quarter (October 1 – December 31)	$5.45	$3.08

*	We changed our fiscal year end date to September 30, effective in 2004. Accordingly, our fiscal period ended September 30, 2004 was comprised of three fiscal quarters.

As of January 31, 2005, there were approximately 268 holders of record of our common stock who together held approximately 6,085,105 shares of our common stock. The remainder of our shares outstanding are held by brokers and other institutions on behalf of stockholders. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors, officers and key employees have entered into trading plans for selling shares in our securities. As of September 30, 2004, the directors and executive officers who have entered into trading plans include Stephen Kelly, Sam Spadafora, Don Morrison, Rob Mullen and Tyler Wall. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million which will be used for working capital and other general corporate purposes. The sale of these securities was exempt from registration under Rule 506 of Regulation D because the purchaser was an accredited investor.

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to securities authorized for issuance under our equity compensation plans, please refer to the information under the heading, “Equity Compensation Plan Information” in Item 12 of this Form 10-K/T.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/T. The consolidated statement of operations data for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of September 30, 2004 and December 31, 2003 are derived from the audited consolidated financial statements included in this Form 10-K/T. The consolidated statement of operations data for the year ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included in this Form 10-K/T. The diluted net loss per share computation excludes potential shares of common stock (restricted stock, options and warrants to purchase common stock), since their effect would be anti-dilutive. See the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. The consolidated statement of operations data for the nine months ended September 30, 2003 and the consolidated balance sheet data as of September 30, 2003 are derived from the unaudited consolidated financial statements included in our quarterly report on Form 10-Q filed November 9, 2004. Our historical results are not necessarily indicative of results to be expected for future periods.

The selected financial data for the first three fiscal quarters in 2004 has been restated from previously reported information included in our quarterly reports on Form 10-Q. See Note 18, “Restatement and Quarterly Results of Operations (Unaudited)”, of the Notes to the Consolidated Financial Statements.

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002	2001	2000
	(Restated)	(Unaudited)
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$61,023	$48,666	$68,266	$73,851	$77,464	$35,109
Net loss	(443)	(12,466)	(16,403)	(32,321)	(42,262)	(35,356)
Net loss per share—basic and diluted	$(0.01)	$(0.22)	$(0.28)	$(0.59)	$(0.86)	$(1.05)
Weighted average shares used in computing basic and diluted net loss per share	69,761	57,327	59,353	55,055	49,252	33,690

	September 30,		December 31,
	2004	2003	2003	2002	2001	2000
	(Restated)	(Unaudited)
	(amounts in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,748	$32,094	$36,218	$30,731	$27,068	$41,465
Working capital	46,560	18,960	19,576	20,569	39,731	60,529
Total assets	115,340	85,296	83,811	90,759	114,865	107,448
Current and long term portion of capital lease obligations	508	—	—	—	—	—
Short-term and long-term borrowings	—	2,131	—	1,250	75	595
Short-term and long-term deferred revenue	20,581	21,963	18,396	18,594	26,863	30,045
Stockholders’ equity	$76,176	$46,988	$48,446	$50,811	$71,300	$63,320

No dividends have been paid or declared since our inception. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill balances.

Restatement of Certain Financial Information Previously Reported in our Quarterly Reports on Form 10-Q for the Interim Fiscal Quarters Ended March 31, June 30 and September 30, 2004

During the audit of our financial statements for the period ended September 30, 2004, management concluded that the Company should restate certain financial information previously reported in our Quarterly Reports on Form 10-Q for the interim fiscal quarters ended March 31, June 30 and September 30, 2004. The revised quarterly financial information is unaudited. See discussion in Item 7 and Note 18 of the Consolidated Financial Statements for additional information concerning the Company’s decision on restatement.

We have not amended our Quarterly Reports on Form 10-Q for the interim fiscal quarters ended March 31, June 30 and September 30, 2004. The information that has been previously filed or otherwise reported for such periods is superceded by the information contained in this Transition Report on Form 10-K/T, and the financial statements and related financial information contained in such prior reports should no longer be relied upon.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1 of this Form 10-K/T under the caption “ Risk Factors” and those discussed elsewhere in this transition report and in our other filings with the Securities and Exchange Commission. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Change in Year End

On December 29, 2004 Chordiant’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The nine-month results now being reported by the Company relate to the transitional fiscal period ended September 30, 2004. Chordiant had previously released reported results on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2004. For discussion purposes, we are comparing the audited balances for the nine months ended September 30, 2004 with the unaudited balances for the nine months ended September 30, 2003 as presented in the Form 10-Q filed on November 9, 2004.

The following table presents certain comparative transition period financial information for the nine months ended September 30, 2004 and 2003 respectively. Amounts in thousands, except per share amounts:

	Nine Months Ended September 30,
	2004	2003
	(Restated)	(Unaudited)
Revenues	$61,023	$48,666
Gross profit	$37,282	$25,965
Net loss	$(443)	$(12,466)
Net loss per share—basic and fully diluted	$(0.01)	$(0.22)
Weighted average shares used in computing basic and diluted net loss per share	69,761	57,327

Restatement

On March 14, 2005, we filed a Form 8-K announcing that the Company was restating its quarterly financial statements. As previously disclosed, on December 29, 2004, the Board of Directors of Chordiant approved a change in Chordiant’s fiscal year end from December 31st to September 30th, retroactive to September 30, 2004. In the course of preparing the 2004 financial results for the new fiscal year ended September 30, 2004, the Company identified certain errors in the financial statements for the previously reported quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99.

On March 8, 2005, management concluded that the Company should restate the Company’s financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 due to the aggregate number of errors identified in the previously issued interim financial statements and the relative percentages represented by certain of those errors in the quarters to be restated (the “Restatement”). These errors are primarily related to expense and revenue timing errors, the valuation of a guarantee, errors related to prepaid account balances and errors relating to estimates used to compute stock offering costs, warrant valuations and stock based compensation.

On March 10, 2005, senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion to restate the Company’s financials for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The financial information as of September 30, 2004 and for the nine months then ended, and for the unaudited periods of 2004 included herein are labeled “restated” as they have been revised from the amounts previously filed with the SEC for the periods March 31, 2004, June 30, 2004 and September 30, 2004 on Form 10-Q’s. We have not amended, and we do not expect to amend, our Quarterly Reports on Form 10-Q for the interim quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, which are affected by the Restatement. See Note 18 of the Consolidated Financial Statements for further discussion and presentation of the restated interim period financial statements.

Overview

As an enterprise software vendor, we (Chordiant Software, Inc.) generate substantially all of our revenues from the financial services and telecommunications industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

Beginning in late calendar 2000, the financial services and telecommunications industries entered into a steep and long economic downturn, with industry sales dropping from late 2000 through the first part of 2003. Over the past several years, our customers have focused on controlling costs and reducing risk, including constraining information technology and lines of business expenditures and requiring more favorable pricing terms from their suppliers and pursuing consolidation within their own industries. As a result of this downturn, our license fee revenues declined 18% and 19% in fiscal 2002 and 2003, respectively.

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

Gross margins on license revenues were 95% for both the nine months ended September 30, 2004 and 2003. Gross margins on license revenues were 95% for the years ended December 31, 2003 and 2002. We expect license gross margin to range from 93% to 96% in the foreseeable future.

Gross margin on service revenues was 42% for both the nine months ended September 30, 2004 and 2003. Gross margin on service revenues was 41% and 28% for the years ended December 31, 2003 and 2002,

respectively. The improvement in margins from 2002 was primarily due to the effects of restructuring and reduced spending.

Service revenues as a percentage of total revenues were 61% and 65% for the nine months ended September 30, 2004 and 2003, respectively. Service revenues as a percentage of total revenues were 61% and 56% for the year ended December 31, 2003 and 2002, respectively. We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

For the nine months ended September 30, 2004 and 2003, revenues were principally derived from customer accounts in North America and Europe. For the nine months ended September 30, 2004 and 2003, international revenues were $32.0 million and $37.0 million, or approximately 52% and 76% of our total revenues, respectively. For the year ended December 31, 2003 and 2002, international revenues were $52.4 million and $54.2 million, or approximately 77% and 73% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the nine months ended September 30, 2004 and 2003, North America revenues were $29.0 million and $11.7 million, or approximately 48% and 24% of our total revenues, respectively. For the years ended December 31, 2003 and 2002, North America revenues were $15.8 million and $19.6 million, or approximately 23% and 27% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. We believe North America revenues will continue to represent an increasing portion of our total revenues in future periods.

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

Critical Accounting Estimates

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

We believe the following critical accounting judgments and estimates are used in the preparation of our consolidated financial statements:

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

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. VSOE of fair value for annual post-contract customer support is generally established with the optional substantive stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.”

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

Allowance for doubtful accounts.    We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $20.2 million, net of allowance for doubtful accounts of $0.1 million as of September 30, 2004. Our accounts receivable balance was $12.0 million, net of allowance for doubtful accounts of $0.1 million as of December 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

We have recorded a valuation allowance of $62.6 million as of September 30, 2004, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. This valuation allowance offsets 100% of the deferred tax asset at September 30, 2004. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding an impairment. To date, we have not identified any triggering events which would require us to perform this analysis.

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

We determined that we have one reporting unit. We completed a goodwill impairment for the period including September 30, 2004 and performed Step 1 of the goodwill impairment analysis required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2004 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring costs.    During the quarter ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America. This restructuring plan included a reduction in workforce and incurred charges related to severance agreements in Europe.

During fiscal years 2003 and 2002, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation.    We have several foreign subsidiaries that together account for approximately 52% of our revenues, 26% of our assets and 50% of our total liabilities as of September 30, 2004.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If any subsidiary’s functional currency were deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements would be included in cumulative translation adjustments. However, if the functional currency were deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be recognized in our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation gains of less than $0.1 million and approximately $2.4 million, which were included as part of accumulated other comprehensive income within our balance sheet at September 30, 2004 and December 31, 2003, respectively.

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

In 1999, two former executives exercised 288,000 stock options covering an aggregate of 288,000 shares of our common stock in exchange for notes receivables in the amount of $0.4 million and less than $0.1 million. The notes were full-recourse collateralized by the underlying stock. The notes were assessed by us to be fully collectible, based on our understanding of the financial standing of the individuals. We perform periodic reviews of the recoverability of our outstanding notes receivables. In 2002, we determined that collection of these two notes was no longer probable although we would still actively pursue collection of both notes. As a result, we recorded an impairment charge of $0.5 million as stock compensation expense. In December 2003, we were successful in obtaining a payment of $0.4 million from one former executive for his outstanding note receivable plus interest. The principal portion was $0.4 million of the total payment and was recorded as a credit to compensation expense.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of employee stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and it is expected to have a material effect on the financial statements.

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company’s calculation of EPS.

In December 2004, the FASB issued SFAS No. 153 (FAS 153), Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29, which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however it does not anticipate the adoption will have a material impact on its consolidated financial statements.

Results of Operations

On December 29, 2004 Chordiant’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The nine-month results now being reported by the Company relate to the transitional period ended September 30, 2004.

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this Transition Report.

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002
	(Restated)	(Unaudited)
As a percentage of total revenues:
Revenues:
License	39%	35%	39%	44%
Service	61	65	61	56

Total revenues	100	100	100	100
Cost of revenues:
License	2	2	2	2
Service	35	38	36	40
Stock-based compensation	0	2	3	1
Amortization of intangible assets	2	0	4	4

Total cost of revenues	39	42	45	47

Gross profit	61	58	55	53

Operating expenses:
Sales and marketing	29	32	31	44
Research and development	22	25	24	27
General and administrative	11	10	9	11
Stock-based compensation	0	8	10	4
Amortization of intangible assets	0	6	1	1
Restructuring expense	0	2	3	9
Purchased in-process research and development	—	—	—	1

Total operating expenses	62	83	78	97

Loss from operations	(1)	(25)	(23)	(44)
Interest expense	1	0	0	0
Other income, net	0	(1)	0	0

Net loss before income taxes	0	(26)	(23)	(44)
Provision for income taxes	1	0	1	0

Net loss	(1)%	(26)%	(24)%	(44)%

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Revenues

License.    Total license revenues increased to $23.7 million for the nine months ended September 30, 2004 from $17.3 million, or approximately 37%, from the nine months ended September 30, 2003. License revenues for enterprise solutions increased to $19.3 million for the nine months ended September 30, 2004 from $13.5 million, or approximately 42%, for the nine months ended September 30, 2003. The increase was due to revenue recognized on seven significant enterprise license contracts during the nine months ended September 30, 2004 compared to five contracts in the same period of 2003. License revenues for marketing solutions increased to $4.4 million for the nine months ended September 30, 2004 from $3.8 million, or approximately 16%, for the nine months ended September 30, 2003. The increase was primarily due to one license agreement in 2004 that significantly exceeded the historical average.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $37.4 million for the nine months ended September 30, 2004 from $31.4 million, or approximately 19%, for the nine months ended September 30, 2003. Service revenues for enterprise solutions increased to $25.9 million for the nine months ended September 30, 2004 from $22.6 million, or approximately 15%, for the nine months ended September 30, 2003. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with enterprise solutions license agreements entered into in current and prior periods. Service revenues for marketing solutions increased to $9.2 million for the nine months ended September 30, 2004 from $7.1 million, or approximately 29%, for the nine months ended September 30, 2003. This increase was due to the continuation of maintenance and support revenues associated with marketing solutions license agreements entered into in current and prior periods.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $2.2 million for the nine months ended September 30, 2004 from $1.7 million, or approximately 29%, for the nine months ended September 30, 2003.

Cost of revenues

License.    Cost of license revenues increased to $1.3 million for the nine months ended September 30, 2004 from $0.8 million, or approximately 63%, for the nine months ended September 30, 2003. These costs resulted in license gross margins of approximately 95% for both the nine months ended September 30, 2004 and 2003. The aggregate cost of license revenues is in line with the increase in aggregate license revenues. We expect cost of license revenues to remain in the 4% to 7% percent range of license revenues.

Service.    Cost of service revenues increased to $21.5 million for the nine months ended September 30, 2004 from $18.4 million, or approximately 17%, for the nine months ended September 30, 2003. These costs resulted in service gross margins of 42% for both the nine months ended September 30, 2004 and 2003. We expect cost of service revenues to remain at or above 40% of service revenues.

As part of our efforts to manage costs, principally those associated with our technical support and sustaining engineering services, we have entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003 wherein Ness will provide our customers with technical product support through a worldwide 24x7 help desk facility, a sustaining engineering function which serves as the interface between technical product support and our internal engineering organization, product testing services, and product development services for our Marketing Director Product line (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them.

Stock-based compensation.    We recorded a benefit from stock-based compensation of less than $0.1 million for the nine months ended September 30, 2004 from $1.1 million in expense for the nine months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.”

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

Operating expenses

Sales and marketing.    Sales and marketing expenses increased to $17.8 million for the nine months ended September 30, 2004 from $15.7 million, or approximately 13%, for the nine months ended September 30, 2003. The increase in these expenses was mainly attributable to an increase of $1.9 million in personnel related expenses due to a higher number of sales representatives and higher commissions relating to license revenues in the nine months ended September 30, 2004 and $0.3 million increase in marketing program expenses. These increases were partially offset by a decrease of approximately $0.1 million in communication, facilities, depreciation and other allocated expenses.

Research and development.    Research and development expenses increased to $13.2 million for the nine months ended September 30, 2004 from $12.1 million, or approximately 9%, for the nine months ended September 30, 2003. The increase in these expenses was mainly attributable to an increase of approximately $1.8 million in personnel related expenses and $0.4 million in equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions. These increases were partially offset by a decrease of approximately $0.4 million in depreciation related expenses and a reduction in allocated expenses of $0.4 due to lower headcounts in our other operating functions as a result of restructuring actions implemented. Also offsetting the increases were costs of $0.5 million associated with the development of a banking product that were capitalized as software development costs during the quarter ended September 30, 2004.

General and administrative.    General and administrative expenses increased to $6.7 million for the nine months ended September 30, 2004 from $4.9 million, or approximately 37%, for the nine months ended September 30, 2003. The increase in these expenses was mainly attributable to an increase of $1.2 million in personnel related expenses due to increased salary and travel expenses, an increase of $0.8 million in allocated expenses due to lower headcounts in our other operating functions as a result of restructuring actions implemented and a $0.9 million increase in professional services expenses associated with accounting and legal fees primarily relating to the review and delay in reporting our second quarter financial results. These increases were partially offset by a decrease of $0.8 million in insurance, facilities and depreciation related expenses.

Stock-based compensation.    We recorded a benefit from stock-based compensation of $0.3 million for the nine months ended September 30, 2004 from an expense of $3.9 million for the nine months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.”

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

Interest income, net

Interest income, net consists primarily of interest income generated from our cash, cash equivalents and short-term investments and interest expense incurred in connection with outstanding borrowings. Interest income, net increased to approximately $0.5 million for the nine months ended September 30, 2004 from an expense of $0.1 million for the nine months ended September 30, 2003. This increase is due to interest being earned on a larger cash and cash equivalent balances during the nine months ended September 30, 2004 and no interest expense offsetting the interest income due to no outstanding borrowings during the nine months ended September 30, 2004.

Other income (expense), net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in net expense of less than $0.1 million for the nine months ended September 30, 2004 and a gain of less than $0.1 million for the nine months ended September 30, 2003.

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

Stock-based compensation.    We recorded amortization of stock-based compensation expense of $0.8 million for the year ended December 31, 2003 compared to $1.6 million for the year ended December 31, 2002 in relation to options granted prior to our initial public offering with an exercise price lower than the deemed fair market value of the underlying common stock at the date of issuance. At December 31, 2003, approximately $0.2 million of unearned stock-based compensation remained to be amortized.

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

Employees tendered 8,109,640 stock options and received 2,780,967 shares of Restricted Stock pursuant to the Program. In addition, employees tendered 672,948 stock options, which were cancelled and to the extent an employee was still with the Company were replaced six (6) months and one (1) day following the expiration of the Program. The tendered stock options represented approximately 59% of our total outstanding stock options as of the expiration date of the Program. In addition, in October 2002, we issued 3,706,745 shares of Restricted Stock to our employees residing in the United Kingdom, including to our Chief Executive Officer. The Restricted Stock issued to our Chief Executive Officer was subject to the CEO and CFO Agreement. In November 2003, our then acting Chief Financial Officer left our employ and, as a result, the Company is no longer subject to stock-based compensation expense related to the vesting of his restricted stock. In connection with the termination, we accelerated the vesting of 154,723 shares of restricted stock resulting in a compensation expense of $0.6 million.

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense amounted to approximately $1.5 million at December 31, 2003. For the years ended December 31, 2003 and 2002, $7.6 million and $1.2 million, respectively, was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
	(Restated)
Stock-based compensation expense:
Cost of service revenues	$(75)	$1,797	$708
Sales and marketing	(39)	1,680	769
Research and development	(4)	2,139	1,301
General and administrative	(239)	2,779	723

Total stock-based compensation expense (benefit)	$(357)	$8,395	$3,501

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance based vesting. No warrants have vested through September 30, 2004.

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

•	Workforce reduction. The restructuring program resulted in the reduction of 74 and 108 regular employees during the years ended December 31, 2003 and 2002, respectively. All areas of the Company were affected by this restructuring. We recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million and $3.8 million for the years ended December 31, 2003 and 2002, respectively.

•	Consolidation of excess facilities. We accrued for lease costs of $0.2 million and $2.8 million during the years ended December 31, 2003 and December 31, 2002, respectively, pertaining to the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.4 million.

•	A summary of the restructuring expense is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total charge	202	2,041	2,243
Provision adjustment	(54)	—	(54)
Non-cash	15	(108)	(93)
Cash paid	(430)	(1,958)	(2,388)

Reserve balance at December 31, 2003	3,099	1,166	4,265

Total charge	—	205	205
Provision adjustment	(33)	—	(33)
Non-cash	(1)	(48)	(49)
Cash paid	(284)	(736)	(1,020)

Reserve balance at September 30, 2004	$2,781	$587	$3,368

Amounts related to the net lease expenses due to the consolidation of facilities are payable over the lease terms through fiscal year 2011. However, management will seek ways to exit facilities earlier if economically feasible. As of December 31, 2003, $4.3 million related to the restructuring reserve remains outstanding and is included in the accrued expenses line item on the balance sheet. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities payable through 2011 and to severance and other benefits for impacted employees which we expect to pay out in future periods.

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

Other Income, Net, and Interest Expense

Other income, net, and interest expense consist primarily of interest income generated from our cash, cash equivalents and short-term investments, interest expense incurred in connection with outstanding borrowings, realized foreign currency gains and losses and other non-operating income and expenses. Net interest expense decreased to $0.1 million for the year ended December 31, 2003 from $0.2 million for the year ended December 31, 2002. The decrease is due primarily to the payoff of outstanding borrowings during fiscal year 2003. Other income, net decreased to $0.1 million for the year ended December 31, 2003 from $0.5 million for the year ended December 31, 2002. The decrease in other income, net is mainly attributable to lower return on our investments as a result of our declining investment balances and lower interest rates, the write-off of a long outstanding acquisition-related balance and an asset write-off of disposed property and equipment.

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

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. At September 30, 2004 our cash, cash equivalents, marketable securities, and short term restricted cash consisted principally of demand deposits, money market funds, certificates of deposit and marketable equity securities, and totaled $60.0 million.

Subsequent to September 30, 2004 the Company completed the acquisition of a privately held United Kingdom software company. This transaction utilized $9.7 million of cash.

Included in the September 30, 2004 cash balances are the proceeds from the January 2004 sale of our common stock to Acqua Wellington Opportunity I Limited (Acqua Wellington) for an aggregate purchase price of approximately $25.0 million. These proceeds will be used for working capital and other general corporate purposes. In conjunction with the failure to file timely SEC reports, the Company’s Form S-3 Registration Statement relating to the January 2004 sale of common stock to Acqua Wellington is no longer effective. At the time the shares were sold, Acqua Wellington was granted certain registration rights that included provisions requiring the Company to maintain an effective registration statement until January 2006 or until Aqua Wellington disposed of all acquired shares, which ever period is earlier. As of February 2005, the Company failed to maintain an effective registration statement and may be subject to certain penalties of up to $500,000 per month through January 2006. Currently, the Company is unable to estimate the possible timing and amount of damages that may be payable, if any.

Revolving line of credit

At September 30, 2004 the Company had a borrowing capacity of $5.0 million. This two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of an accounts receivable line and an equipment line. The terms of the line of credit require us to maintain at least a $5.0 million cash balance in Comerica Bank accounts, a quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinate any debt issuances subsequent to the effective date of the line of credit agreement.

Under the terms and conditions of the accounts receivable line, the total amount of credit is $5.0 million. The facility contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of September 30, 2004, we had utilized $1.3 million of the $2.0 million standby commercial letter of credit limit. The facility also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of September 30, 2004, we had not entered into any foreign exchange forward contracts. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Borrowings under the $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of September 30, 2004, there was no outstanding balance on our equipment line of credit. As of September 30, 2004, the Company was in compliance or had received extensions relating to its debt covenants.

Operating Activities

Cash used in operating activities was $4.4 million, $7.7 million and $11.1 million during the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

For the nine months ended September 30, 2004 the $4.4 million use of cash consisted primarily of our net loss of $0.4 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $1.7 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.6 million. This net cash outflow was caused primarily due to a $8.1 million increase in accounts receivable, which was caused in part by a new financial information system conversion during the third quarter. This conversion delayed normal accounts receivable collection efforts, resulting in higher balances due from customers.

Cash used in operating activities during fiscal year 2003 consisted primarily of our loss of $16.4 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $14.6 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.9 million. During fiscal year 2003, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenues decreased as long-term support and maintenance revenues were recognized for which cash was received in prior years; (ii) accounts payable decreased as the Company paid off prior year balances and continued to closely manage 2003 operating expenses; (iii) accrued expenses decreased as a result of payments for restructuring-related accruals, commissions and bonuses which were partially offset by current year accruals; and (iv) accounts receivable increased due to higher fourth quarter revenues in 2003 than in 2002.

We entered into several multi-year support and maintenance agreements in 2000 and, to a lesser extent, in 2001 and 2002. Because we recognize revenue over the life of these agreements, our cash flows from operations were negatively impacted in the years after we entered into these agreements. Since we expect to continue our recent focus on annual (instead of multi-year) agreements, we expect that this negative impact on our cash flow from operations to decrease significantly after 2004.

Investing Activities

Cash (used) by and provided by investing activities was ($4.8) million, $8.1 million and $7.8 million during the nine months ended September 30 ,2004 and the years ended December 31, 2003 and 2002, respectively.

Cash used in investing activities during the nine months ended September 30, 2004 related primarily to the purchase of $4.0 million in marketable securities and capital expenditures of $0.8 million for property, equipment and software purchases. During fiscal year 2003, the following occurred: (i) proceeds from net maturities of marketable securities totaled $8.6 million and were reinvested into cash and cash equivalent investments to be available to fund operating activities; and (ii) capital expenditures totaled $0.6 million.

Financing Activities

Cash provided by financing activities was $28.7 million, $1.9 million and $5.8 million during the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

During the nine months ended September 30, 2004, the cash provided by financing activities primarily resulted from: (i) net proceeds of approximately $24.8 million, net of issuance costs of approximately $0.2 million, from the sale of 4,854,368 shares of our common stock at $5.15 per share; (ii) proceeds of approximately $1.5 million from the issuance of common stock as part of the employee stock purchase plan; and (iii) proceeds of approximately $2.4 million from the exercise of employee stock options. During fiscal year 2003, the following occurred: (i) repaid $4.7 million of borrowings including $3.5 million of borrowings entered into during 2003; (ii) received proceeds of $1.3 million from the issuance of common stock as part of the employee stock purchase plan; (iii) received proceeds of $1.0 million from the exercise of employee stock options; and (iv) received proceeds of $0.9 million from the collection of notes receivable.

Subsequent to September 30, 2004 we have been notified by the NASDAQ Listing Qualifications Department that we were not in compliance with the requirements of certain NASDAQ rules and are subject to delisting proceedings. As a result we have suspended our Employee Stock Purchase Plan and our stock option plans are subject to “black out” restrictions. During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, these two sources of financing provided proceeds to the company in the aggregate amounts of $3.9 million, $2.3 million and $3.4 million, respectively. The timing and amounts of future cash flows to the Company from these plans is uncertain.

Contractual Obligations and Off Balance Sheet Arrangements

We have entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003 wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India Ltd. has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.7 million in guarantee of Ness Technologies India, Ltd.’s financial commitments under the lease. In October 2004, the amount of the guarantee was increased to $0.9 million. Management believes that the likelihood of the performance of the guarantee being called is remote.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Future payments due under lease obligations as of September 30, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal 2005	$228	$3,268	$(228)	$3,040
Fiscal 2006	227	3,198	—	3,198
Fiscal 2007	97	3,240	—	3,240
Fiscal 2008	—	3,021	—	3,021
Fiscal 2009	—	2,067	—	2,067
Thereafter	—	1,304	—	1,304

Total minimum payments	552	$16,098	$(228)	$15,870

Less: amount representing interest	(44)

Present value of minimum lease payments	508
Less: current portion of capital lease obligations	(191)

Capital lease obligations, non-current	$317

Our existing cash, cash equivalents and marketable securities balances may decline further during fiscal year 2005. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient positive cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, the decline in cash, cash equivalents and marketable securities balances may be greater than presently anticipated.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003. Accordingly, we have no liabilities recorded for these liabilities as of September 30, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our non-traded, available-for-sale marketable securities.

The following table presents the amounts of marketable securities and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2004 (in thousands):

	September 30, 2004	Fair Value
Restricted cash in short-term investments	$279	$279
Marketable securities	$4,000	$4,000
Average interest rates	1.25%

The following table presents the amounts of marketable securities and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2003

	December 31, 2003	Fair Value
Restricted cash in short-term investments	$226	$226
Average interest rates	1.6%

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

Foreign Currency Risk.    A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 53% of total revenues for the nine months ended September 30, 2004. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At September 30, 2004 approximately $18.4 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Nine Months Ended September 30, 2004 and for the Years Ended December 31, 2003, and 2002.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chordiant Software, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Chordiant Software, Inc. and its subsidiaries at September 30, 2004 and December 31, 2003, and the results of their operations and their cash flows for the nine months ended September 30, 2004 and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2004.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 18, 2005

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$55,748	$36,218
Marketable securities	4,000	—
Restricted cash	279	226
Accounts receivable, net	20,161	11,974
Prepaid expenses and other current assets	3,097	2,675

Total current assets	83,285	51,093
Restricted cash	2,057	2,101
Property and equipment, net	3,237	3,071
Goodwill	24,874	24,874
Intangible assets, net	244	1,414
Other assets	1,643	1,258

Total assets	$115,340	$83,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,394	$3,931
Accrued expenses	11,681	13,038
Deferred revenue	18,459	14,548
Current portion of capital lease obligations	191	—

Total current liabilities	36,725	31,517
Deferred revenue—long-term	2,122	3,848
Long term portion of capital lease obligations	317	—

Total liabilities	39,164	35,365

Commitments and contingencies (Notes 9, 10 and 19)

Stockholders’ equity:
Common stock, $0.001 par value; 300,000 shares authorized; 72,536 and 64,763 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	72	65
Additional paid-in capital	262,703	235,911
Deferred stock-based compensation	(339)	(1,665)
Accumulated deficit	(189,349)	(188,906)
Accumulated other comprehensive income	3,089	3,041

Total stockholders’ equity	76,176	48,446

Total liabilities and stockholders’ equity	$115,340	$83,811

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
	(Restated)
Revenues:
License	$23,661	$26,514	$32,583
Service	37,362	41,752	41,268

Total revenues	61,023	68,266	73,851

Cost of revenues:
License	1,262	1,421	1,580
Service	21,510	24,593	29,669
Stock-based compensation	(75)	1,797	708
Amortization of intangible assets	1,044	3,171	3,288

Total cost of revenues	23,741	30,982	35,245

Gross profit	37,282	37,284	38,606

Operating expenses:
Sales and marketing	17,763	21,423	32,541
Research and development	13,153	16,251	20,074
General and administrative	6,717	6,233	7,662
Stock-based compensation	(282)	6,598	2,793
Amortization of intangible assets	126	390	376
Restructuring expense	172	2,189	6,639
Purchased in-process research and development	—	—	997

Total operating expenses	37,649	53,084	71,082

Loss from operations	(367)	(15,800)	(32,476)
Interest income (expense), net	498	(114)	(216)
Other income (loss), net	(132)	61	521

Net loss before income taxes	(1)	(15,853)	(32,171)
Provision for income taxes	442	550	150

Net loss	$(443)	$(16,403)	$(32,321)

Other comprehensive income:
Foreign currency translation gain	48	2,396	1,275

Comprehensive loss	$(395)	$(14,007)	$(31,046)

Net loss per share—basic and diluted	$(0.01)	$(0.28)	$(0.59)

Weighted average shares used in computing basic and diluted net loss per share	69,761	59,353	55,055

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Note Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	53,190	$53	$217,065	$(961)	$(4,045)	$(140,182)	$(630)	$71,300
Exercise of stock options	985	1	2,027	(496)	—	—	—	1,532
Repayment of notes receivable	—	—	—	510	—	—	—	510
Stock option cancellations	—	—	(930)	—	930	—	—	—
Amortization of unearned compensation	—	—	—	—	3,014	—	—	3,014
Change in grantee status	—	—	58	—	(22)	—	—	36
Issuance of restricted stock	6,568	7	6,069	—	(6,076)	—	—	—
Impairment of notes receivable	—	—	—	451	—	—	—	451
Issuance of Common Stock for Employee Stock Purchase Plan	1,341	1	1,872	—	—	—	—	1,873
Issuance of Common Stock	479	1	3,028	—	—	—	—	3,029
Unearned compensation on variable options	—	—	551	—	(551)	—	—	—
Issuance of warrant	—	—	112	—	—	—	—	112
Net loss	—	—	—	—	—	(32,321)	—	(32,321)
Foreign currency translation	—	—	—	—	—	—	1,275	1,275

Balance at December 31, 2002	62,563	63	229,852	(496)	(6,750)	(172,503)	645	50,811
Exercise of stock options	781	1	975	—	—	—	—	976
Repayment of notes receivable	—	—	—	496	—	—	—	496
Amortization of unearned compensation	—	—	—	—	3,669	—	—	3,669
Change in grantee status	—	—	193	—	96	—	—	289
Amortization of restricted stock	—	—	—	—	4,635	—	—	4,635
Unearned compensation on restricted stock	—	—	1,362	—	(1,362)	—	—	—
Cancellation of restricted stock	(640)	(1)	(220)	—	221	—	—	—
Issuance of Common Stock for Employee Stock Purchase Plan	2,000	2	1,279	—	—	—	—	1,281
Issuance of restricted stock	59	—	146	—	—	—	—	146
Unearned compensation on variable options	—	—	2,174	—	(2,174)	—	—	—
Warrants issued to customer	—	—	150	—	—	—	—	150
Net loss	—	—	—	—	—	(16,403)	—	(16,403)
Foreign currency translation	—	—	—	—	—	—	2,396	2,396

Balance at December 31, 2003	64,763	65	235,911	—	(1,665)	(188,906)	3,041	48,446
Exercise of stock options	1,150	1	2,414	—	—	—	—	2,415
Amortization of unearned compensation	—	—	—	—	(1,071)	—	—	(1,071)
Amortization of restricted stock (restated)	—	—	—	—	87	—	—	87
Change in grantee status	—	—	362	—	—	—	—	362
Cancellation of restricted stock (restated)	(234)	(1)	(409)	—	409	—	—	(1)
Issuance of restricted stock	3	—	17	—	—	—	—	17
Unearned compensation on variable options	—	—	(1,901)	—	1,901	—	—	—
Issuance of Common Stock for Employee Stock Purchase Plan	2,000	2	1,546	—	—	—	—	1,548
Issuance of Common Stock, net of offering costs (restated)	4,854	5	24,809	—	—	—	—	24,814
Warrants issued to customer (restated)	—	—	(46)	—	—	—	—	(46)
Net loss (restated)	—	—	—	—	—	(443)	—	(443)
Foreign currency translation	—	—	—	—	—	—	48	48

Balance at September 30, 2004 (restated)	72,536	$72	$262,703	$—	$(339)	$(189,349)	$3,089	$76,176

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
	(Restated)
Cash flows from operating activities:
Net loss	$(443)	$(16,403)	$(32,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,199	2,627	3,797
Purchased in-process research and development	—	—	997
Amortization of intangibles	1,170	3,561	3,664
Non-cash stock-based compensation expense	(681)	8,197	3,501
Provision for doubtful accounts	22	21	554
Warrants issued to customers	(46)	150	—
Loss on disposal of assets	—	99	226
Other non-cash charges	21	—	—
Changes in assets and liabilities:
Accounts receivable	(8,137)	1,187	11,789
Prepaid expenses and other current assets	(378)	568	2,281
Other assets	(393)	(381)	316
Issuance of restricted cash to customer	—	—	(500)
Accounts payable	2,456	(2,201)	263
Accrued expenses	(1,311)	(1,171)	3,214
Deferred revenue	2,088	(3,774)	(8,374)
Other liabilities	—	(161)	(540)

Net cash used in operating activities	(4,433)	(7,681)	(11,133)

Cash flows from investing activities:
Property and equipment purchases	(804)	(611)	(1,479)
Proceeds from disposal of property and equipment	—	18	258
Cash used for acquisitions, net	—	—	(4,841)
Restricted cash	(9)	44	—
Purchases of marketable securities available for sale and short term investments	(4,000)	(576)	(9,383)
Proceeds from maturities of short term investments	—	9,196	23,210

Net cash provided by (used for) investing activities	(4,813)	8,071	7,765

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,814	—	3,029
Proceeds from exercise of stock options	2,415	976	1,532
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,548	1,281	1,873
Payment on capital leases	(40)	—	—
Repayment of notes receivable	—	896	510
Proceeds from borrowings	—	3,491	444
Repayment of borrowings	—	(4,741)	(1,632)

Net cash provided by financing activities	28,737	1,903	5,756

Effect of exchange rate changes	39	3,194	1,275

Net increase in cash and cash equivalents	19,530	5,487	3,663
Cash and cash equivalents at beginning of year	36,218	30,731	27,068

Cash and cash equivalents at end of year	$55,748	$36,218	$30,731

Supplemental cash flow information:
Cash paid for interest	$6	$166	$216

Cash paid for taxes	$195	$638	$82

Supplemental non-cash investing and financing activities:
Compensation expense (benefit) relating to issuance of common stock to employees	$(681)	$130	$—

Purchase of assets under capital lease obligations	$549	$—	$—

Common stock issued for stockholder notes	$—	$—	$496

Issuance of warrants	$—	$—	$112

Borrowings assumed as part of OnDemand acquisition	$—	$—	$2,154

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

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

We have incurred losses and negative cash flows from operating activities during each fiscal year since inception. As of September 30, 2004 we had an accumulated deficit of $189.3 million. For the nine months ended September 30, 2004, we incurred a net loss of approximately $0.4 million and negative cash flows from operations of approximately $4.4 million. Our cash balances may decline further although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient positive cash flows from operations to fund our operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

On December 29, 2004, Chordiant Software’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The nine month results now being reported by the Company relate to the transitional period ended September 30, 2004. Comparative information for the nine months ended September 30, 2003 is included in the previously filed unaudited Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

The following table presents certain comparative transition period financial information for the nine months ended September 30, 2004 and 2003 respectively. Amounts in thousands, except per share amounts:

	Nine Months Ended September 30,
	2004	2003
	(Restated)	(Unaudited)
Revenues	$61,023	$48,666
Gross profit	$37,282	$25,965
Net loss before income taxes	$(1)	$(12,373)
Net loss	$(443)	$(12,466)
Net loss per share—basic and fully diluted	$(0.01)	$(0.22)
Weighted average shares used in computing basic and diluted net loss per share	69,761	57,327

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement

On March 14, 2005, we filed a Form 8-K announcing that the Company was restating its quarterly financial statements. As previously disclosed, on December 29, 2004, the Board of Directors of Chordiant approved a change in Chordiant’s fiscal year end from December 31st to September 30th, retroactive to September 30, 2004. In the course of preparing the 2004 financial results for the new fiscal year ended September 30, 2004, the Company identified certain errors in the financial statements for the previously reported quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99.

On March 8, 2005, management concluded that the Company should restate the Company’s financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 due to the aggregate number of errors identified in the previously issued interim financial statements and the relative percentages represented by certain of those errors in the quarters to be restated. These errors are primarily related to expense and revenue timing errors, the valuation of a guarantee, errors related to prepaid account balances, and errors relating to estimates used to compute stock offering costs, warrant valuations and stock based compensation. In addition, certain auction rate securities have been reclassified from cash equivalents to short-term marketable securities. During 2004 the Company had historically classified these instruments as cash equivalents. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals. The Company had historically classified these instruments as cash equivalents based on the ability to liquidate the investments. At September 30, 2004 $4.0 million was reclassified.

On March 10, 2005, senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion to restate the Company’s financials for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The financial information as of September 30, 2004 and for the nine months then ended, and for the unaudited periods of 2004 included herein are labeled “restated” as they have been revised from the amounts previously filed with the SEC for the periods March 31, 2004, June 30, 2004 and September 30, 2004 on Form 10-Q’s. We have not amended, and we do not expect to amend, our Quarterly Reports on Form 10-Q for the interim quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, which are affected by the Restatement. See Note 18 of the Consolidated Financial Statements for further discussion and presentation of the restated interim period financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. For balance sheet reporting purposes, certain accounts receivable balances, principally consisting of unbilled license fees, have been netted against the corresponding deferred revenue balance. Amortization of intangibles related to developed technologies acquired previously reported in operating expenses has been reclassified to cost of revenues. Restricted cash balances of $0.2 million previously included in other assets have also been reclassified.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash, cash equivalents and marketable securities

The Company considers all highly liquid investments with a maturity of three months or less from their date of purchase to be cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term marketable securities. At September 30, 2004, all of the Company’s marketable securities are classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholder’s equity, net of any tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Unrealized gains and losses for the nine months ended September 30, 2004 were insignificant. At September 30, 2004 the Company had invested excess cash in marketable securities consisting of auction rate securities. These securities have long-term underlying contracted maturities for up to thirty nine years, however the market is highly liquid and the interest rate resets every 7, 28 or 35 days.

The portfolio of marketable securities (including cash and cash equivalents) consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Cash and cash equivalents:
Cash	$26,459	$32,682
Money market accounts	29,289	3,536

Cash and Cash equivalents	$55,748	$36,218

Marketable securities:
Auction rate securities—available for sale	4,000	—

Marketable securities	$4,000	$—

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash

At September 30, 2004 and December 31, 2003, we had short-term investments that met the qualifications to be considered cash equivalents, except they were restricted from withdrawal. These balances include $1.5 million that serves as a security deposit on a post-contract customer support transaction expiring on December 31, 2005. Accordingly, this investment was classified as a non-current asset on the balance sheet at September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, we also had additional interest bearing certificates of deposit classified as restricted cash serving as collateral for a letters of credit securing certain lease obligations.

	September 30, 2004	December 31, 2003
	(Restated)
Restricted cash—current:
Certificates of deposit	$279	$226

Restricted cash—non current:
Certificates of deposit	$2,057	$2,101

Fair value of financial instruments

Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of those instruments. The reported amounts of borrowings approximate fair value because of the market value interest rates that these debts bear.

During the years ended September 30, 2004 and December 31, 2003, we did not enter into any foreign currency forward exchange contracts.

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year and could result in operating losses.

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the change in estimate when the information becomes known in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, “Software Revenue Recognition,” as amended.

We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. VSOE of fair value for annual post-contract customer support is generally established with the optional substantive stated future renewal rates included in the contracts. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.”

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

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. To date, we have invested excess funds in money market accounts and marketable securities consisting of auction rate securities. We have cash equivalents and investments with various high quality institutions domestically and internationally.

Our accounts receivable are derived from revenues earned from customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts when deemed necessary. To date, bad debts have not been material and have been within management expectations.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Barclays	11%	*	*
Canadian Imperial Bank of Commerce	10%	*	*
Time Warner Cable	11%	*	*
The Royal Bank of Scotland	*	11%	*
USAA	*	*	17%
Hutchinson 3 G	*	*	13%
Lloyds TSB	*	*	11%

*	Represents less than 10% of total revenues.

At September 30, 2004, Time Warner Cable, Capital One and Canadian Imperial Bank of Commerce accounted for approximately 24%, 22% and 12% of our accounts receivable, respectively. At December 31, 2003, Canadian Imperial Bank of Commerce and Sky Services, Ltd. accounted for approximately 14% and 10% of our accounts receivable, respectively.

Accounts receivable

Accounts receivables (net) consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Accounts receivables, net:
Accounts receivables	$20,272	$12,107
Less: allowance for doubtful accounts	(111)	(133)

	$20,161	$11,974

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new products is generally short and software development costs qualifying for capitalization are insignificant. During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

detailed program design. Costs aggregating $0.5 million associated with this product have been capitalized and included in Other Assets as of September 30, 2004. No amortization expense relating to this product has been recorded as the product development was still in progress at September 30, 2004. Amortization in future periods will be calculated as the greater of (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for the product or (b) the straight-line method over the remaining estimated economic life of the product.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful life, generally three years. Depreciation and amortization expense was approximately $1.2 million, $2.6 million and $3.8 million for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

Property and equipment included approximately $0.5 million of assets under capital leases at September 30, 2004. Accumulated amortization under these leases at September 30, 2004 was less than $0.1 million.

Property and equipment, net consists of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$12,588	$12,259
Purchased internal-use software (useful lives of 3 years)	3,094	2,636
Furniture and equipment (useful lives of 3 to 7 years)	1,785	1,710
Computer equipment and software under capital leases (useful life of 3 years)	549	—
Leasehold improvements (shorter of 7 years or the term of the lease)	2,885	2,866

	20,901	19,471
Accumulated depreciation and amortization	(17,664)	(16,400)

	$3,237	$3,071

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We determined that we have one reporting unit. We completed our annual goodwill impairment review for the period including September 30, 2004 and performed Step 1 of the goodwill impairment analysis required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2004 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Intangible assets

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is one to three years (refer to Note 5). Acquired in-process technology is expensed during the period of acquisition.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a percentage of the underlying revenue. Royalty expense was approximately $1.3 million for the nine months ended September 30, 2004 and $1.4 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Accrued expenses:
Accrued payroll and related expenses	$4,919	$6,656
Accrued restructuring expenses	3,368	4,265
Other accrued liabilities	3,394	2,117

	$11,681	$13,038

Advertising costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the nine months ended September 30, 2004 and for the years ended December 31, 2003, and 2002 totaled approximately $0.1 million, $0.2 million and $1.3 million, respectively.

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

We have adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We generally grant stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of operations. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under our stock option plans and stock purchase plan, our net loss and loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
	(Restated)
Net loss—as reported	$(443)	$(16,403)	$(32,321)
Add: Stock-based compensation (benefit) expense included in reported net loss	(357)	774	1,777
Less: Stock-based compensation expense determined under fair value method	3,073	4,001	11,810

Net loss—pro forma	$(3,873)	$(19,630)	$(42,354)

Basic and diluted net loss per share—as reported	$(0.01)	$(0.28)	$(0.59)

Basic and diluted net loss per share—pro forma	$(0.05)	$(0.33)	$(0.77)

Under SFAS No. 123, the fair value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Expected lives in years
Stock options	2.6	2.6	2.7
Employee stock purchase plan	1.6	0.7	0.5
Risk free interest rates
Stock options	2.82%	1.74%	2.92%
Employee stock purchase plan	1.92%	1.67%	1.64%
Volatility
Stock options	85%	100%	103%
Employee stock purchase plan	70%	91%	103%
Dividend yield	0%	0%	0%

The weighted average fair value of options granted during the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002 was $2.22, $0.88 and $1.51, respectively. The weighted average fair value of share purchase rights under the employee stock purchase plan during the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 was $0.38, $0.32 and $1.11, respectively.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
	(Restated)
Stock-based compensation expense (benefit):
Cost of revenues—service	$(75)	$1,797	$708
Sales and marketing	(39)	1,680	769
Research and development	(4)	2,139	1,301
General and administrative	(239)	2,779	723

Total stock-based compensation expense (benefit)	$(357)	$8,395	$3,501

Foreign currency translation

The functional currency of our foreign entities is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income, net and have not been significant for all periods presented.

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to repurchase. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options, warrants (using the treasury stock method) and restricted stock.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Nine Months Ended September 30, 2004	Years Ended December 31,
		2003	2002
	(Restated)
Net loss available to common stockholders	$(443)	$(16,403)	$(32,321)

Weighted average common stock outstanding	70,585	63,451	56,342
Common stock subject to repurchase	(824)	(4,098)	(1,287)

Denominator for basic and diluted calculation	69,761	59,353	55,055

Net loss per share—basic and diluted	$(0.01)	$(0.28)	$(0.59)

The following table sets forth the potential common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	September 30, 2004	December 31,
		2003	2002
Warrants outstanding	1,662	1,850	1,850
Employee stock options	9,506	9,458	7,380
Restricted stock	824	2,555	6,499

	11,992	13,863	15,729

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and it is expected to have a material effect on the financial statements.

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company’s calculation of EPS.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 153 (FAS 153), Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29, which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however it does not anticipate the adoption will have a material impact on its consolidated financial statements.

NOTE 4—ACQUISITIONS

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of each of these acquisitions have been included in our operating results from the date of acquisition. The table below summarizes the total purchase price for each of the acquisitions which occurred during fiscal 2002 and 2001 (in thousands):

	OnDemand	ASP Outfitter (AoNet Assets)	Action Point (Dialog Server Assets)	Prime Response
Acquisition date	April 1, 2002	May 29, 2001	May 17, 2001	March 27, 2001
Shares issued	—	165	1,734	11,919
Options issued	—	—	—	1,367
Warrants issued	—	—	—	1,050
Purchase price:
Value of shares issued	$—	$530	$5,304	$33,745
Value of warrants issued	—	—	—	2,819
Value of options issued	—	—	—	3,241
Cash	11,511	500	1,954	—
Direct acquisition costs	207	32	134	6,502

Total purchase price	$11,718	$1,062	$7,392	$46,307

The value of the shares issued was determined based on the weighted average value of our market price, two days before, the day of, and two days after the date the terms of the acquisition were agreed upon and announced.

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

The total purchase price for each acquisition has been allocated as follows (in thousands):

Acquired Company or Assets (as applicable)	OnDemand	ASP Outfitter (AoNet Assets)	Action Point (Dialog Server Assets)	Prime Response
Fair value of tangible assets acquired and liabilities assumed (net)	$5,074	$10	$95	$19,830
In-process research and development	997	814	392	1,486
Developed technology	155	—	3,021	4,515
Core technology	1,118	—	—	—
Workforce in place	—	105	675	2,740
Customer list	190	—	—	—
Tradenames	—	—	—	982
Goodwill	4,184	133	3,209	16,754

Total purchase price	$11,718	$1,062	$7,392	$46,307

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

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended December 31, 2002, as if the acquisition of OnDemand had occurred at the beginning of 2002, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

Year Ended December 31, 2002
Revenues	$74,315
Net loss	$(34,861)
Net loss per share—Basic and diluted	$(0.63)
Weighted average shares—basic & diluted	55,055

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired. It

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling approximately $20.7 million as of the beginning of fiscal 2002. Our purchase of OnDemand increased our goodwill by $4.2 million to $24.9 million at December 31, 2002.

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2004 or for the year ended December 31, 2003.

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$2,374	$(2,162)	$212	$2,374	$(1,843)	$531
Purchased technologies	7,162	(7,162)	—	7,162	(6,436)	726
Customer list	190	(158)	32	190	(111)	79
Tradenames	982	(982)	—	982	(904)	78

	$10,708	$(10,464)	$244	$10,708	$(9,294)	$1,414

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies—one and one half to three years; purchased technologies—three years; tradenames—three years; customer list—three years. Aggregate amortization expense for intangible assets totaled $1.2 million, $3.6 million and $3.7 million for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively. Estimated future amortization expense related to existing intangible assets is $0.2 million in 2005, at which time the assets will be fully amortized.

NOTE 6—RESTRUCTURING

Restructuring Costs

During the nine months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America. This restructuring plan included a reduction in workforce.

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

We aligned our research and development spending with anticipated revenues in 2002 and 2003 after consolidating five acquisitions and integrating the various technologies into Chordiant solutions. We anticipate that we will continue to devote adequate resources to develop new products and new versions of Chordiant solutions.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003 wherein Ness will provide our customers with technical product support through a worldwide 24x7 help desk facility, a sustaining engineering function which serves as the interface between technical product support and our internal engineering organization, product testing services, and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee that declines over time. At September 30, 2004 the estimated fee was $0.4 million. The maximum termination fee is initially equal to three months of fees, declining to zero after 30 months.

In fiscal year 2004, we significantly increased our activity with Ness as we were reducing our workforce. Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits.” Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Workforce reduction

During the nine months ended September 30, 2004, we recorded a workforce reduction expense of $0.2 million relating to severance and benefits.

The restructuring program implemented during the years ended December 31, 2003 and 2002 resulted in the reduction of 74 and 108 regular employees, respectively. All areas of the Company were affected by these restructurings. We recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively.

Consolidation of excess facilities

We accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and December 31, 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.3 million.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring expense is outlined as follows (in thousands):

	Facilities	Severance and Benefits	Total
	(Restated)	(Restated)	(Restated)
Reserve balance at December 31, 2002	$3,366	$1,191	$4,557
Total charge	202	2,041	2,243
Provision adjustment (1)	(54)	—	(54)
Non-cash	15	(108)	(93)
Cash paid	(430)	(1,958)	(2,388)

Reserve balance at December 31, 2003	3,099	1,166	4,265

Total charge	—	205	205
Provision adjustment (1)	(33)	—	(33)
Non-cash	(1)	(48)	(49)
Cash paid	(284)	(736)	(1,020)

Reserve balance at September 30, 2004	$2,781	$587	$3,368

(1)	Provision adjustments relate to a changes in estimates.

As of September 30, 2004, $3.4 million related to the restructuring reserve is included in the accrued expenses line item on the balance sheet. Amounts related to net lease expenses due to the consolidation of facilities are payable over the lease terms through fiscal 2011. However, management will seek ways to exit the facilities earlier if economically feasible. Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York city. The amount of the note payable is $0.2 million and it is payable through quarterly installments through June 2011. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

NOTE 7—RELATED PARTY TRANSACTIONS

In January 2004, Samuel T. Spadafora, one of our directors and executive officers, acquired 155,481 shares of common stock of the Company upon exercise of options. The aggregate amount paid to the Company upon exercise was $0.1 million.

During 2002, two of our executives exercised 285,000 stock options in exchange for notes receivable (the “Notes”) of $0.5 million. The Notes were full-recourse collateralized by the underlying stock. The Notes were due in February and March 2003 and accrued interest between 6.0% and 6.5% per annum, which was deemed market rates for the individuals. Both notes were paid in full during the quarter ended March 31, 2003.

In 1999, two former executives exercised 288,000 stock options covering an aggregate of 288,000 shares of our common stock in exchange for notes receivables in the amount of $0.4 million and $0.1 million. The notes were full-recourse collateralized by the underlying stock. The notes were assessed by us to be fully collectible, based on our understanding of the financial standing of the individuals. We perform periodic reviews of the recoverability of our outstanding notes receivables. In 2002, we determined that collection of these two notes was no longer probable although we would still actively pursue collection of both notes. As a result, we recorded an impairment charge of $0.5 million as stock compensation expense. In December 2003, we were successful in obtaining a payment of $0.4 million from one former executive for his outstanding note receivable plus interest. The principal portion was $0.4 million of the total payment and was recorded as a credit to compensation expense.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—BORROWINGS

Notes payable

Borrowings consisted of several notes payable for equipment leases assumed by Chordiant upon the acquisition of OnDemand. Interest rates ranged from 12.86% to 15.61%. We paid off all outstanding note payable balances in December 2003.

Revolving line of credit

Our two-year line of credit with Comerica Bank, effective from March 28, 2003, is comprised of a $5.0 million accounts receivable line and a $2.5 million equipment line. The terms of the line of credit require us to maintain a minimum of $5 million in Comerica Bank accounts at all times, a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuances subsequent to the effective date of the line of credit agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of September 30, 2004 the Company was in compliance with the respective debt covenants, with the exception of filing its Forms 10-Q and 10-K within time periods prescribed by the bank. The Company obtained a waiver relating to this covenant.

The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of September 30, 2004, we had utilized $1.1 million of the $2.0 million standby commercial letter of credit limit of which $0.7 million serves as collateral for computer equipment leases for our outsourcing partner in India (see Note 9). The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of September 30, 2004, we had not entered into any foreign exchange forward contracts.

Borrowings under the accounts receivable line of credit bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. As of September 30, 2004, there was no outstanding balance on our accounts receivable line of credit.

Borrowings under the $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003. As of September 30, 2004 there was no outstanding balance on our equipment line of credit and the ability to use the line to purchase equipment had expired.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES

We lease our facilities and some equipment under non-cancelable operating leases that expire on various dates through 2011. Rent expense is recognized ratably over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of September 30, 2004 are as follows (in thousands) (Restated):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal 2005	$228	$3,268	$(228)	$3,040
Fiscal 2006	227	3,198	—	3,198
Fiscal 2007	97	3,240	—	3,240
Fiscal 2008	—	3,021	—	3,021
Fiscal 2009	—	2,067	—	2,067
Thereafter	—	1,304	—	1,304

Total minimum payments	552	$16,098	$(228)	$15,870

Less: amount representing interest	(44)

Present value of minimum lease payments	508
Less: current portion of capital lease obligations	(191)

Capital lease obligations, non-current	$317

Rent expense for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002 totaled $1.9 million, $2.8 million and $2.9 million, respectively. Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

In conjunction with our agreement with Ness (see Note 6), Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.7 million in guarantee of Ness Technologies India, Ltd’s financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, a $0.1 million liability equal to the estimated fair value of the guarantee was recorded at September 30, 2004.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2004.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2004.

NOTE 10—LITIGATION

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In July 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the Court entered an order dismissing the Individuals from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the Issuers.

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

A former sales employee of the Company’s subsidiary in France filed a lawsuit against the Company claiming his termination was an unfair dismissal. The former employee offered to settle his claims against the Company in return for the Company’s payment of €75,000. The Company estimates that its range of possible loss is from no loss to the full amount the court could award the plaintiff. The Company believes it has valid defenses for such claims and intends to vigorously defend itself in the matter.

In March 2005, the Company settled an employment litigation claim in the amount of $50,000. This amount was accrued for at September 30, 2004.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES

The components of net loss before taxes are as follows (in thousands):

	September 30, 2004	December 31,
		2003	2002
	(Restated)
United States	$(13,448)	$(13,725)	$(26,668)
Foreign	13,447	(2,128)	(5,503)

	$(1)	$(15,853)	$(32,171)

Our provision for income taxes was $0.4 million, $0.6 million and $0.2 million for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively. The decrease in the provision for the nine months ended September 30, 2004 when compared to fiscal year 2003 is due to a decrease in state tax expense resulting from a greater portion of state earnings being taxed in jurisdictions with lower tax rates. The increase in the provision for fiscal year 2003 when compared to fiscal year 2002 was due to an increase in earnings from our foreign subsidiaries.

Deferred tax assets consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Net operating loss carryforwards	$52,666	$49,544
Accrued expenses and provisions	2,982	2,444
Tax credit carryforwards	6,665	6,910
Deferred revenue	3,056	895
Depreciation and amortization	(2,723)	8,036

Gross deferred tax assets	62,646	67,829
Deferred tax valuation allowance	(62,646)	(67,829)

Net deferred tax assets	$—	$—

The valuation allowance decreased by $5.2 million for the nine months ended September 30, 2004, and increased $2.7 million and $7.2 million and for the years ended December 31, 2003 and 2002, respectively.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At September 30, 2004, we had approximately $150.2 million and $26.4 million of net operating loss carryforwards for federal and state purposes, respectively. Approximately $33.0 million of the net operating loss carryforwards, representing net operating loss carryforwards acquired through our acquisition of Prime Response, are subject to change in control limitations, and, if utilized beyond such limitations will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $3.4 million of the net our operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and begin to expire in 2010 and 2004, respectively. At September 30,

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, there are approximately $3.1 million of federal credits that begin to expire in 2010. The California state credits of approximately $3.5 million do not expire.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Nine Months Ended September 30, 2004	Years Ended December 31,
		2003	2002
	(Restated)
Book loss	$(1)	$(15,853)	$(32,171)

Federal	$—	$(4,804)	$(10,938)
State	110	(911)	(1,930)
Goodwill	—	—	—
Stock-based compensation	(121)	2,938	1,192
R&D	—	—	(1,403)
In process R&D	—	—	339
Other	53	142	120
Foreign tax	295	211	150
Valuation allowance	105	2,974	12,620

Provision for income taxes	$442	$550	$150

NOTE 12—COMMON STOCK

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million which will be used for working capital and other general corporate purposes.

During 2002, we sold 479,100 shares of our common stock to Canadian Imperial Holdings, Inc. for an aggregate purchase price of $3.0 million for which the principal purpose of the offering was for working capital and other general corporate purposes.

There were no repurchases of our common stock during the nine months ended September 30, 2004 and the fiscal year ended December 31, 2003. Cancellations of issued but unvested restricted stock were 235,000 and 640,000 during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

NOTE 13—STOCK OPTION EXCHANGE

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining their options or canceling the options in exchange for (i) restricted

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain financial performance goals. There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force (EITF) Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program and for those options that are retained by employees because the offer was declined, variable accounting will continue until the awards are exercised, forfeited or expire. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. For the nine months ended September 30, 2004 and the year ended December 31, 2003, $(0.4) and $8.4 million was recorded as stock-based compensation (benefit) expense, respectively. The remaining unearned stock-based compensation expense amounted to approximately $1.5 million at December 31, 2003. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges or benefits in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

NOTE 14—STOCK OPTION PLANS

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price.

1999 Non-Employee Directors’ Option Plan

In November 1999, the 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of Common Stock to each new non-employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares on the day after each of our annual meetings of the stockholders. A total of 1,168,000 shares of Common Stock have been reserved for issuance under the director plan. The amount reserved under the 1999 Non-Employee Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the director plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors. Under the terms of the plan option prices shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date.

2000 Nonstatutory Equity Incentive Plan

In March of 2000 the Board adopted our 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan is not required and has not been obtained by us. The 2000 Plan was in effect as of December 31, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 900,000 shares to 2,400,000 shares and then to 4,400,000 shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock) and consultants who meet certain eligibility requirements. As of September 30, 2004, under the 2000 Plan there were 4,400,000 shares authorized for issuance, 2,493,000 shares of which were subject to outstanding stock option grants, 219,000 shares of unvested restricted stock and unvested stock bonuses outstanding, and 132,000 shares available for future grant and issuance (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

	Shares Available for Grant	Options Outstanding
		Shares	Weighted Average Exercise Price
Balance at December 31, 2001	3,468	15,267	$4.10
Options and restricted stock authorized	3,733	—	—
Options granted	(4,825)	4,825	2.59
Restricted stock granted	(6,568)	—	—
Options exercised	—	(985)	2.04
Options cancelled	10,859	(10,859)	4.56
Options cancelled from expired plans	—	(868)	—

Balance at December 31, 2002	6,667	7,380	2.58
Options and restricted stock authorized	60	—	—
Options granted	(4,517)	4,517	1.47
Restricted stock granted	(59)	—	—
Options exercised	—	(781)	1.65
Cancellation of unvested restricted stock	640	—	—
Options cancelled	1,549	(1,549)	3.13
Options cancelled from expired plans	—	(109)	—

Balance at December 31, 2003	4,340	9,458	2.01
Options granted	(2,108)	2,108	4.19
Restricted stock granted	(3)	—	—
Options exercised	—	(1,150)	1.80
Cancellation of unvested restricted stock	235	—	—
Options cancelled	905	(905)	2.78
Options cancelled from expired plans	—	(5)	—

Balance at September 30, 2004	3,369	9,506	$2.45

The following table summarizes information about stock options outstanding and exercisable at September 30, 2004 (in thousands, except per share data):

	Options Outstanding and Exercisable			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.14– 0.30	69	5.1	$ 0.16	69	$ 0.16
$ 0.64– 0.91	1,860	5.9	$ 0.71	1,745	$ 0.70
$ 1.00– 1.50	2,167	8.3	$ 1.09	2,006	$ 1.07
$ 1.52– 2.27	1,292	7.4	$ 1.77	1,269	$ 1.77
$ 2.31– 3.38	1,413	6.9	$ 2.85	1,159	$ 2.84
$ 3.51– 5.24	2,133	9.3	$ 4.23	399	$ 4.18
$ 5.28– 7.91	542	7.2	$ 6.19	428	$ 6.40
$11.88–48.44	30	5.2	$29.51	30	$29.51

	9,506	7.6	$ 2.45	7,105	$ 2.00

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—WARRANTS

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

In September 2001, we issued a warrant to Accenture plc to purchase up to 0.6 million shares of common stock. The warrant will vest based on achieving designated sales targets. As of September 30, 2004, no warrants had vested. The exercise price is set at $7.05 per warrant. The warrants expire on September 4, 2006

In conjunction with the Prime response, Inc. acquisition in 2001, we assumed warrants to purchase up to 1.0 million shares of common stock issued to Accenture plc and General Atlantic Partners. The warrants were included as part of the purchase price of Prime Response, Inc. at the date of acquisition. As of September 30, 2004, warrants to purchase up to 0.9 million shares of common stock remain outstanding ranging in exercise price from $7.08 to $15.58. These remaining warrants expire in December 2006.

NOTE 16—EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the “Plan”) for our full-time United States employees. Under the Plan, each participant may elect to contribute up to 15% of their pre-tax compensation. The Plan allows the Company to match up to 50% the employee contributions. During the nine months ended September 30, 2004, Chordiant matched up to 25% of the employee contributions. Employee contributions are fully vested, whereas vesting in Chordiant’s matching contributions occurs at a rate of 33.3% per year of employment. Our contributions to the 401(k) Plan totaled approximately $0.1 million, $0.2 million and $0.6 million for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively.

Defined Contribution Plan

We also sponsor a defined contribution pension plan for the employees of our United Kingdom sales office. Under the pension plan, employees of the United Kingdom sales office may elect to contribute 5% of their pre-tax compensation. Our contributions to the pension plan are based on matching of employee contributions and totaled approximately $0.6 million, $0.6 million and $0.8 million for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the 1999 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of our Common Stock on every February 15th and August 15th, for a total 24-month term. A new ESPP scheme commences on each 6-month anniversary. An employee may participate in one ESPP scheme at any one time. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The number

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of shares that may be offered pursuant to this plan is approximately 6,014,000 shares. In the nine months ended September 30, 2004 and the fiscal years ended December 31, 2003 and 2002, approximately 2,000,000, 2,000,000 and 1,341,000 shares were purchased under the ESPP at weighted average prices of $0.70, $0.64 and $1.40, respectively. The amount reserved under the plan will automatically increase each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the ESPP during the prior twelve-month period. However, the automatic increase is subject to reduction by the Board of Directors.

NOTE 17—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $19.3 million, $20.6 million and $26.6 million for the nine months ending September 30, 2004 and the years ended December 31, 2003 and 2002, respectively. Software license revenues for marketing solutions were approximately $4.4 million, $5.9 million and $6.0 million for the nine months ending September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

Services revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Services revenues for enterprise solutions was approximately $25.9 million, $30.9 million and $28.5 million for the nine months ending September 30, 2004 and the years ended December 31, 2003 and 2002, respectively. Services revenues for marketing solutions were approximately $9.2 million, $10.9 million and $12.8 million for the nine months ending September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
	(Restated)
North America	$29,016	$15,825	$19,639
Europe	31,927	52,210	53,885
Rest of World	80	231	327

	$61,023	$68,266	$73,851

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
North America	$2,034	$1,475
Europe	1,203	1,596

	$3,237	$3,071

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—RESTATEMENT OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

On March 14, 2005, we filed a Form 8-K announcing that the Company was restating its quarterly financial statements. As previously disclosed, on December 29, 2004, the Board of Directors of Chordiant approved a change in Chordiant’s fiscal year end from December 31st to September 30th, retroactive to September 30, 2004. In the course of preparing the 2004 financial results for the new fiscal year ended September 30, 2004, the Company identified certain errors in the financial statements for the previously reported quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99.

On March 8, 2005, management concluded that the Company should restate the Company’s financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 due to the aggregate number of errors identified in the previously issued interim financial statements and the relative percentages represented by those errors in the quarters to be restated. These errors are primarily related to expense and revenue timing errors, the valuation of a guarantee, errors related to prepaid account balances, and errors relating to estimates used to compute stock offering costs, warrant valuations and stock based compensation.

On March 10, 2005, senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion to restate the Company’s financials for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The financial information as of September 30, 2004 and for the nine months then ended, and for the unaudited periods of 2004 included herein are labeled “restated” as they have been revised from the amounts previously filed with the SEC for the periods March 31, 2004, June 30, 2004 and September 30, 2004 on Form 10-Q’s. We have not amended, and we do not expect to amend, our Quarterly Reports on Form 10-Q for the interim quarters ended March 31, 2004 June 30, 2004 and September 30, 2004, which are affected by the Restatement.

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

	Three Month Period Ended					Three Month Period Ended— Restated
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March, 31, 2004	June 30, 2004	September 30, 2004
Revenues	$17,067	$13,815	$17,085	$17,766	$19,600	$20,249	$16,824	$23,950
Gross profit (1)	8,904	6,372	9,635	9,957	11,320	12,727	9,814	14,742
Net income (loss)	(8,596)	(6,946)	(3,391)	(2,129)	(3,937)	(354)	(1,542)	1,453
Net income (loss) per share—basic and diluted	$(0.15)	$(0.12)	$(0.06)	$(0.04)	$(0.06)	$(0.01)	$(0.02)	$0.02

(1)	Amortization of developed technology previously reported in operating expenses has been reclassified to cost of revenues as follows: $0.8 million for each of the four quarters in 2003.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of adjustments identified on the previously issued Consolidated Statement of Operations.

	Quarter Ended			Nine Months Ended September 30, 2004
	March 31, 2004	June 30, 2004	September 30, 2004
Net income (loss) as originally reported	$(304)	$(1,737)	$1,427	$(614)

(1) Liability accrual corrections	122	293	(219)	196
(2) Prepaid expense corrections	(187)	(74)	6	(255)
(3) Accounts receivable corrections	—	—	(57)	(57)
(4) Other asset corrections	—	—	18	18
(5) Lease classification corrections	(16)	22	(60)	(54)
(6) Tax expense correction	—	—	20	20
(7) Revenue corrections	—	—	83	83
(8) Shareholders’ Equity corrections	31	(46)	(11)	(26)
(9) Stock based compensation	—	—	246	246

	(50)	195	26	171

Net income (loss), as restated	$(354)	$(1,542)	$1,453	$(443)

(1)	Represents corrections to various accruals for accounts payable, accrued expenses, accrued billable expenses and the recording of a liability associated with a guarantee provided on a service provider’s equipment lease, as required by FASB Interpretations No. 45.
(2)	Represents corrections of errors related to certain prepaid assets, primarily relating to payroll taxes, income taxes and rent.
(3)	Adjustments to reflect credit memos issued to customers subsequent to the end of the quarter to correct billing errors.
(4)	Adjustments to correct errors related to the capitalization of additional software development costs.
(5)	Corrections to properly record leases as capital leases rather than operating leases.
(6)	Adjustments to correct errors related to the income tax provision.
(7)	Represents correction of errors to record invoices for consulting services in the proper accounting periods.
(8)	Represents correction of errors to correct estimates associated with stock offering costs and the value of warrants.
(9)	Represents corrections of errors related to the computation of stock based compensation.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the amounts previously reported in the Company’s Form 10-Q’s for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with the restated amounts resulting from the investigation. These quarterly Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Cash Flows are unaudited.

Restatement of Previously Reported Quarterly Financial Information

Condensed Consolidated Statement of Operations and Comprehensive Loss

(unaudited, in thousands, except per share data)

	Three Months Ended March 31, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
Revenues:
License	$9,286	$19	$9,305
Service	10,932	12	10,944

Total revenues	20,218	31	20,249

Cost of revenues:
License	392	(50)	342
Service	6,293	(8)	6,285
Stock-based compensation	209	—	209
Amortization of intangible assets	686	—	686

Total cost of revenues	7,580	(58)	7,522

Gross profit	12,638	89	12,727

Operating expenses:
Sales and marketing	5,940	74	6,014
Research and development	4,442	13	4,455
General and administrative	1,851	27	1,878
Stock-based compensation	500	—	500
Amortization of intangible assets	94	—	94
Restructuring expense	—	(32)	(32)

Total operating expenses	12,827	82	12,909

Loss from operations	(189)	7	(182)
Interest income (expense), net	210	—	210
Other income (loss), net	(174)	—	(174)

Net loss before income taxes	(153)	7	(146)
Provision for income taxes	151	57	208

Net loss	$(304)	$(50)	$(354)

Other comprehensive income:
Foreign currency translation loss	(23)	—	(23)

Comprehensive loss	$(327)	$(50)	$(377)

Net loss per share—basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	67,655	—	67,655

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Operations and Comprehensive Loss

(unaudited, in thousands, except per share data)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total	Previously Reported (1)	Restatement Adjustment	Restated Total
Revenues:
License	$5,395	$(4)	$5,391	$14,681	$15	$14,696
Service	11,435	(2)	11,433	22,367	10	22,377

Total revenues	16,830	(6)	16,824	37,048	25	37,073

Cost of revenues:
License	301	—	301	693	(50)	643
Service	6,501	(2)	6,499	12,794	(10)	12,784
Stock-based compensation	(42)	—	(42)	167	—	167
Amortization of intangible assets	252	—	252	938	—	938

Total cost of revenues	7,012	(2)	7,010	14,592	(60)	14,532

Gross profit	9,818	(4)	9,814	22,456	85	22,541

Operating expenses:
Sales and marketing	5,783	(117)	5,666	11,723	(43)	11,680
Research and development	4,218	4	4,222	8,660	17	8,677
General and administrative	1,783	(88)	1,695	3,634	(61)	3,573
Stock-based compensation	(79)	—	(79)	421	—	421
Amortization of intangible assets	16	—	16	110	—	110
Restructure expense	—	—	—	—	(32)	(32)

Total operating expenses	11,721	(201)	11,520	24,548	(119)	24,429

Loss from operations	(1,903)	197	(1,706)	(2,092)	204	(1,888)
Interest income (expense), net	146	(2)	144	356	(2)	354
Other income (loss), net	120	—	120	(54)	—	(54)

Net loss before income taxes	(1,637)	195	(1,442)	(1,790)	202	(1,588)
Provision for income taxes	100	—	100	251	57	308

Net loss	$(1,737)	$195	$(1,542)	$(2,041)	$145	$(1,896)

Other comprehensive income:
Foreign currency translation loss	(201)	—	(201)	(224)	—	(224)

Comprehensive loss	$(1,938)	$195	$(1,743)	$(2,265)	$145	$(2,120)

Net loss per share—basic and diluted	$(0.02)	$—	$(0.02)	$(0.03)	$—	$(0.03)

Weighted average shares used in computing basic and diluted net loss per share	70,345	$—	70,345	69,005	$—	69,005

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(unaudited, in thousands, except per share data)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total	Previously Reported (1)	Restatement Adjustment	Restated Total
Revenues:
License	$8,959	$6	$8,965	$23,640	$21	$23,661
Service	14,774	211	14,985	37,141	221	37,362

Total revenues	23,733	217	23,950	60,781	242	61,023

Cost of revenues:
License	615	4	619	1,308	(46)	1,262
Service	8,359	366	8,725	21,153	357	21,510
Stock-based compensation	(182)	(60)	(242)	(15)	(60)	(75)
Amortization of intangible assets	106	—	106	1,044	—	1,044

Total cost of revenues	8,898	310	9,208	23,490	251	23,741

Gross profit	14,835	(93)	14,742	37,291	(9)	37,282

Operating expenses:
Sales and marketing	6,270	(186)	6,084	17,993	(230)	17,763
Research and development	4,365	111	4,476	13,025	128	13,153
General and administrative	2,942	202	3,144	6,576	141	6,717
Stock-based compensation	(517)	(186)	(703)	(96)	(186)	(282)
Amortization of intangible assets	16	—	16	126	—	126
Restructuring expense	245	(41)	204	245	(73)	172

Total operating expenses	13,321	(100)	13,221	37,869	(220)	37,649

Income (loss) from operations	1,514	7	1,521	(578)	211	(367)
Interest income (expense), net	145	(1)	144	501	(3)	498
Other income (loss), net	(78)	—	(78)	(132)	—	(132)

Net loss before income taxes	1,581	6	1,587	(209)	208	(1)
Provision for income taxes	154	(20)	134	405	37	442

Net income (loss)	$1,427	$26	$1,453	$(614)	$171	$(443)

Other comprehensive income:
Foreign currency translation gain	272	—	272	48	—	48

Comprehensive income (loss)	$1,699	$26	$1,725	$(566)	$171	$(395)

Earnings (loss) per share:
Basic	$0.02	$—	$0.02	$(0.01)	$—	$(0.01)

Diluted	$0.02	$—	$0.02	$(0.01)	$—	$(0.01)

Weighted average shares used in computing earnings (loss) per share:
Basic	71,253	—	71,253	69,761	—	69,761

Diluted	75,406	—	75,406	69,761	—	69,761

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Balance Sheet

(unaudited, in thousands)

	March 31, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
ASSETS
Current assets:
Cash and cash equivalents	$63,784	$(1,500)	$62,284
Marketable securities	—	1,500	1,500
Restricted cash	581	(355)	226
Accounts receivable, net	11,101	—	11,101
Prepaid expenses and other current assets	3,031	(187)	2,844

Total current assets	78,497	(542)	77,955
Restricted cash	1,500	601	2,101
Property and equipment, net	2,884	278	3,162
Goodwill	24,874	—	24,874
Intangible assets, net	634	—	634
Other assets	1,398	(246)	1,152

Total assets	$109,787	$91	$109,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,141	$—	$4,141
Accrued expenses	13,041	(142)	12,899
Deferred revenue	13,321	—	13,321
Current portion of capital lease obligations	—	73	73

Total current liabilities	30,503	(69)	30,434
Deferred revenue—long-term	2,998	—	2,998
Long term portion of capital lease obligations	—	221	221

Total liabilities	33,501	152	33,653

Stockholders’ equity:
Common stock	72	—	72
Additional paid-in capital	263,064	(11)	263,053
Deferred stock-based compensation	(658)	—	(658)
Accumulated deficit	(189,210)	(50)	(189,260)
Accumulated other comprehensive income	3,018	—	3,018

Total stockholders’ equity	76,286	(61)	76,225

Total liabilities and stockholders’ equity	$109,787	$91	$109,878

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Balance Sheet

(unaudited, in thousands)

	June 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
ASSETS
Current assets:
Cash and cash equivalents	$62,943	$(1,500)	$61,443
Marketable securities	—	1,500	1,500
Restricted cash	588	(311)	277
Accounts receivable, net	17,993	—	17,993
Prepaid expenses and other current assets	3,963	(260)	3,703

Total current assets	85,487	(571)	84,916
Restricted cash	1,500	557	2,057
Property and equipment, net	2,685	436	3,121
Goodwill	24,874	—	24,874
Intangible assets, net	366	—	366
Other assets	1,357	(246)	1,111

Total assets	$116,269	$176	$116,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,862	$—	$4,862
Accrued expenses	11,911	(467)	11,444
Deferred revenue	21,622	—	21,622
Current portion of capital lease obligations	—	152	152

Total current liabilities	38,395	(315)	38,080
Deferred revenue—long-term	3,043	—	3,043
Long term portion of capital lease obligations	—	311	311

Total liabilities	41,438	(4)	41,434

Stockholders’ equity:
Common stock	72	—	72
Additional paid-in capital	263,488	35	263,523
Deferred stock-based compensation	(599)	—	(599)
Accumulated deficit	(190,947)	145	(190,802)
Accumulated other comprehensive income	2,817	—	2,817

Total stockholders’ equity	74,831	180	75,011

Total liabilities and stockholders’ equity	$116,269	$176	$116,445

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Balance Sheet

(unaudited, in thousands)

	September 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
ASSETS
Current assets:
Cash and cash equivalents	$59,748	$(4,000)	$55,748
Marketable securities	—	4,000	4,000
Restricted cash	590	(311)	279
Accounts receivable, net	19,953	208	20,161
Prepaid expenses and other current assets	3,351	(254)	3,097

Total current assets	83,642	(357)	83,285
Restricted cash	1,500	557	2,057
Property and equipment, net	2,784	453	3,237
Goodwill	24,874	—	24,874
Intangible assets, net	244	—	244
Other assets	1,871	(228)	1,643

Total assets	$114,915	$425	$115,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,717	$677	$6,394
Accrued expenses	12,392	(711)	11,681
Deferred revenue	18,459	—	18,459
Current portion of capital lease obligations	—	191	191

Total current liabilities	36,568	157	36,725
Deferred revenue—long-term	2,122	—	2,122
Long term portion of capital lease obligations	—	317	317

Total liabilities	38,690	474	39,164

Stockholders’ equity:
Common stock	72	—	72
Additional paid-in capital	262,929	(226)	262,703
Deferred stock-based compensation	(345)	6	(339)
Accumulated deficit	(189,520)	171	(189,349)
Accumulated other comprehensive income	3,089	—	3,089

Total stockholders’ equity	76,225	(49)	76,176

Total liabilities and stockholders’ equity	$114,915	$425	$115,340

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
Cash flows from operating activities:
Net loss	$(304)	$(50)	$(354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	414	14	428
Amortization of intangibles	780	—	780
Non-cash stock-based compensation expense	508	—	508
Warrants issued to customers	26	(31)	(5)
Other non-cash charges	157	—	157
Changes in assets and liabilities:
Accounts receivable	941	—	941
Prepaid expenses and other current assets	(328)	185	(143)
Other assets	105	—	105
Accounts payable	152	—	152
Accrued expenses	38	(142)	(104)
Deferred revenue	(2,327)	—	(2,327)

Net cash provided by operating activities	162	(24)	138

Cash flows from investing activities:
Property and equipment purchases	(194)	—	(194)
Restricted cash	—	—	—
Purchases of marketable securities available for sale	—	(1,500)	(1,500)

Net cash used for investing activities	(194)	(1,500)	(1,694)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,844	20	24,864
Proceeds from exercise of stock options	1,640	—	1,640
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,072	—	1,072

Net cash provided by financing activities	27,556	20	27,576

Effect of exchange rate changes	42	4	46

Net increase in cash and cash equivalents	27,566	(1,500)	26,066
Cash and cash equivalents at beginning of year	36,218	—	36,218

Cash and cash equivalents at end of year	$63,784	$(1,500)	$62,284

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
Cash flows from operating activities:
Net loss	$(2,041)	$145	$(1,896)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	800	52	852
Amortization of intangibles	1,048	—	1,048
Non-cash stock-based compensation expense	267	—	267
Provision for doubtful accounts	22	—	22
Warrants issued to customers	39	(25)	14
Other non-cash charges	(42)	67	25
Changes in assets and liabilities:
Accounts receivable	(6,100)	—	(6,100)
Prepaid expenses and other current assets	(1,271)	261	(1,010)
Other assets	142	—	142
Accounts payable	907	—	907
Accrued expenses	(894)	(467)	(1,361)
Deferred revenue	6,200	—	6,200

Net cash used for operating activities	(923)	33	(890)

Cash flows from investing activities:
Property and equipment purchases	(398)	—	(398)
Purchases of marketable securities available for sale	(588)	(912)	(1,500)
Proceeds from maturities of short term investments	581	(581)	—
Restricted cash	—	(7)	(7)

Net cash used for investing activities	(405)	(1,500)	(1,905)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,761	53	24,814
Proceeds from exercise of stock options	2,300	3	2,303
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,072	—	1,072
Payment on capital leases	—	(24)	(24)

Net cash provided by financing activities	28,133	32	28,165

Effect of exchange rate changes	(80)	(65)	(145)

Net increase in cash and cash equivalents	26,725	(1,500)	25,225
Cash and cash equivalents at beginning of year	36,218	—	36,218

Cash and cash equivalents at end of year	$62,943	$(1,500)	$61,443

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
Cash flows from operating activities:
Net loss	$(614)	$171	$(443)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,133	66	1,199
Amortization of intangibles	1,170	—	1,170
Non-cash stock-based compensation expense	(437)	(244)	(681)
Provision for doubtful accounts	(22)	44	22
Warrants issued to customers	(4)	(42)	(46)
Other non-cash charges	(48)	69	21
Changes in assets and liabilities:
Accounts receivable	(7,874)	(263)	(8,137)
Prepaid expenses and other current assets	(631)	253	(378)
Other assets	(373)	(20)	(393)
Accounts payable	1,780	676	2,456
Accrued expenses	(535)	(776)	(1,311)
Deferred revenue	2,083	5	2,088

Net cash used for operating activities	(4,372)	(61)	(4,433)

Cash flows from investing activities:
Property and equipment purchases	(832)	28	(804)
Purchases of marketable securities available for sale	(590)	(3,410)	(4,000)
Proceeds from maturities of short term investments	581	(581)	—
Restricted cash	—	(9)	(9)

Net cash used for investing activities	(841)	(3,972)	(4,813)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,761	53	24,814
Proceeds from exercise of stock options	2,396	19	2,415
Proceeds from issuance of common stock for Employee Stock Purchase Plan	1,547	1	1,548
Payment on capital leases	—	(40)	(40)

Net cash provided by financing activities	28,704	33	28,737

Effect of exchange rate changes	39	—	39

Net increase in cash and cash equivalents	23,530	(4,000)	19,530
Cash and cash equivalents at beginning of year	36,218	—	36,218

Cash and cash equivalents at end of year	$59,748	$(4,000)	$55,748

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SUBSEQUENT EVENTS

Acquisition of KiQ

On December 21, 2004 we acquired KiQ Limited, a privately held United Kingdom software company (“KiQ”) for an aggregate purchase price of approximately $20 million, which was comprised of $9.7 million in cash, 4,352,084 shares of common stock valued at $9.4 million in our common stock and approximately $0.9 million in associated transaction costs.

Related Parties

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was approximately $3.8 million for the nine month period ended September 30, 2004 and accounts receivable at that date were approximately $0.6 million.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth is the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $7.0 million for the nine month period ended September 30, 2004 and accounts receivable at that date were approximately $0.5 million.

Delinquent SEC Filings

Subsequent to September 30, 2004 the Company failed to file certain required reports with the SEC on a timely basis. As a result, the NASDAQ Listing Qualifications Department notified us that we were not in compliance with the requirements of NASDAQ Marketplace Rule 4310(c)(14), affixed an ‘E’ to the end of our trading symbol, and began delisting proceedings. We appealed this delisting proceedings and have scheduled a hearing with NASDAQ. The outcome of this hearing is not known.

Suspension of Employee Stock Purchase Plan

In conjunction with the failure to file timely SEC reports, the Company has suspended the sale of stock under the Employee Stock Purchase Plan. Funds withheld from employee payroll, normally resulting in proceeds to the Company for newly issued shares, has been refunded to employees for the last offering period ended February 15, 2005.

Potential Damages Associated With Failure to File

In conjunction with the failure to file timely SEC reports, the Company’s Form S-3 Registration Statement relating to the January 2004 sale of common stock to Acqua Wellington Opportunity I Limited (Acqua Wellington) is no longer effective.

At the time the shares were sold, Acqua Wellington was granted certain registration rights that included provisions requiring the Company to maintain an effective registration statement until January 2006 or until Aqua Wellington disposed of all acquired shares, which ever period is earlier. As of February 2005, the Company failed to maintain an effective registration statement and may be subject to certain penalties of up to $500,000 per month through January 2006. Currently, the Company is unable to estimate the possible timing and amount of damages that may be payable, if any.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Management’s responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this transitional report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b) Evaluation of disclosure controls and procedures

In February 2005, we conducted an evaluation under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as at September 30, 2004 and March 3, 2005. Based upon that evaluation, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer determined that as a result of errors identified in the financial statements for the previously reported quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004, our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and resulted in the restatement of the financial statements for such periods.

In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

This new determination is in contrast to the previous evaluation carried out under the supervision and with the participation of management, including the Chief Executive Officer and former interim Chief Financial Officer. In particular, this determination differs from that stated in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 that our disclosure controls and procedures were so effective as at September 30, 2004.

(c) Changes in internal controls

In this report, unless otherwise indicated, a “significant deficiency” is defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Material Weakness Reported for the Quarter ended June 30, 2004

As previously disclosed in our quarterly report on Form 10-Q filed on August 16, 2004, in July 2004, PricewaterhouseCoopers LLP (“PwC”), our independent public accounting firm, informed our Audit Committee of possible revenue recognition problems for the quarter ended June 30, 2004 arising out of two contracts involving the sale of our enterprise solutions software. The issue with one of the contracts related to the timing of the execution of the contract and the issue with the other contract involved percentage of completion accounting. Our Audit Committee initiated an investigation and also engaged outside legal counsel to assist in the investigation. The investigation was conducted to (i) identify whether any revenue recognition issues existed at Chordiant generally, and (ii) review the business practices of our employees as they relate to procedures and controls applicable to the execution of our contracts. Through this investigation, management and our Audit Committee determined that a material weakness in our internal control over financial reporting existed relating to our revenue recognition controls.

As a result, the Audit Committee made a series of recommendations to management that it believed would address the material weakness identified, which we endorsed. Although we knew it would take some time to fully implement such recommendations, we have made substantial progress on the implementation of the recommendations relating to the material weakness in our revenue recognition controls, including the following measures:

•	On September 17, 2004, Charles Swan was appointed the Interim Chief Financial Officer and Principal Accounting Officer while we searched for a permanent chief financial officer. Subsequent to the end of our fiscal year ended September 30, 2004, on November 17, 2004, George de Urioste was hired as our new Chief Operating Officer, and effective January 1, 2005, was also appointed the Chief Financial Officer and Principal Accounting Officer. Effective March 8, 2005, Mr. Swan was no longer employed at the Company.

•	We have appointed a financial director as our Corporate Controller.

•	We have hired a full-time accounting employee to the newly-created position of Revenue Recognition Manager. This employee has significant experience and specialized expertise with revenue recognition issues involving enterprise software companies.

•	We hired full-time employees to serve in the newly-created positions of Assistant Controller and Senior Accountant.

•	We have appointed our General Counsel to the additional role of Chief Compliance Officer.

•	We have hired an experienced employee to the newly-created position of Senior Contracts Manager.

•	We have amended our Code of Conduct (the “Code”) in the following respects:

•	The Code specifies that only members of the finance department will determine when or whether revenue will be recognized.

•	The Code prohibits any person from exerting pressure on any member of the finance department to book or recognize revenue to achieve revenue targets. The changes to the Code clarify, however, that neither (a) supplying information at the request of the finance department, the audit committee of the Board of Directors, or the independent auditors, nor (b) requesting an understanding from a member of the finance department of the revenue recognition implications of a potential or actual transaction, will be deemed a violation of the Code.

•	The Code provides that all inquiries or calls from financial analysts must be referred to the Chairman, Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer or Director of the investor relations.

•	The Code provides that the Board of Directors or an authorized committee may grant a waiver under the Code to a member of the Board of Directors

•	The Code specifically prohibits the predating of contracts.

•	Our Chief Executive Officer sends a quarterly email to all employees reminding them of our code of conduct and how they can anonymously report violations of the code of conduct.

•	The Board, management, finance staff and persons performing investor relations functions have received training on the current requirements for reporting and disclosure.

•	Our signature policy has been revised to limit contract signing authority for revenue-related contracts.

•	We converted to a new financial information system.

Material Weakness Reported for the Quarter ended September 30, 2004

As we reported in a report filed on Form 8-K on January 4, 2005, the Board of Directors approved a change in our fiscal year end from December 31st to September 30th.

In the process of management’s work to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), management identified approximately 200 processes at Chordiant that must be documented and ultimately tested to determine whether a significant deficiency or material weakness in internal control over financial reporting exists. In December 2004, following a review by the Audit Committee of the progress in complying with Section 404, management concluded that it would not complete documenting Chordiant’s internal control over financial reporting by December 31, 2004, and that it was unlikely that the Company could complete its assessment of design and operating effectiveness of internal control over financial reporting by April 30, 2005, the extended time period allowed by the SEC to complete this assessment. If that were to occur, Chordiant would not be in a position to file, on a timely basis, its annual report on Form 10-K, management’s annual report on internal control over financial reporting and the related auditor’s attestation report, each as required by Item 308(a) of Regulation S-K, and Item 308(b) of Regulation S-K, for the fiscal year ended on December 31, 2004. Due to the application of the SEC’s current rules, Chordiant would not have been able to file an annual report on Form 10-K with management’s annual report on internal control over financial reporting and the related auditor’s attestation report until the end of its 2005 calendar year. Absent relief from the SEC, Chordiant would have been faced with failing to comply with Section 13 of the Securities Exchange Act of 1934 during that period of time, which would have resulted in numerous adverse consequences to Chordiant.

As the Board of Directors did not make the decision to change the year end until December 29, 2004, we filed a quarterly report on Form 10-Q on November 9, 2004 for the quarter ended September 30, 2004. In that report for the quarter ended September 30, 2004, we reported that in October 2004, PwC informed Chordiant and our Audit Committee that the following material weakness arose in the quarter ended September 30, 2004 with respect to our internal control over financial reporting relating to staffing of our finance department and the fact that many finance employees are new hires: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters, (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements and (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures. We agreed with PwC’s assessment.

Since October 2004, we have taken the following steps to remediate the material weakness:

•	In the aggregate, we have hired five individuals to replace the members of the finance team that resigned and added six new members to the finance team to provide additional resources in the department, including two additional senior accountants, one to concentrate on accounting for consulting services revenue and expenses and one concentrating on general accounting matters. The Company’s staff now includes four certified public accountants and two chartered accountants in financial operations.

•	As discussed above, we hired a permanent chief operating officer and chief financial officer.

•	Our chief operating officer and chief financial officer has been delegated the responsibility for the Company’s compliance with SOX, including section 404. In addition:

•	We have appointed a project leader for the SOX program on a company-wide basis and individual project managers for international operations and information technology.

•	We have initiated weekly conference calls involving our lead independent director, chairman of the board of directors, chief executive officer, chief operating officer/chief financial officer, and the SOX project team to review progress against the implementation plan for section 404 and section 406 compliance.

•	We implemented an automated system to allow our professional services consultants to report their hours and expenses relating to their services electronically. This system is on line for our North American operations (for both hours and expenses) and for non-North American operations (for expenses).

Management will continue its efforts and management and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to revenue recognition, and staffing of our finance team, on an ongoing basis and will take further action, as appropriate. While neither material weakness has been fully remediated, management believes significant progress has been made to do so.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers and the positions held by them are as follows:

Name	Age	Position
Samuel T. Spadafora	62	Chairman of the Board, Chief Strategy Officer, and Director

Stephen Kelly	43	Chief Executive Officer and Director

Donald J. Morrison	47	President

George de Urioste	49	Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Robert Mullen	40	President, North American Field Operations and Strategic Accounts

Tyler Wall	39	Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer

R. Andrew Eckert	43	Director

Charles E. Hoffman	56	Director

William Raduchel	58	Director

David R. Springett	69	Director

Steven R. Springsteel	47	Director

David A. Weymouth	49	Director

Samuel T. Spadafora, age 62, has been chairman of our board of directors since November 1999 and has been our chief strategy officer since November 2003. Mr. Spadafora is the chairman of the Company’s strategic planning committee which was formed in January 2004. Mr. Spadafora served as our chief executive officer and a director from June 1998 to January 2002. From June 1998 until October 2000, he was also our president. From April 1994 to June 1998, Mr. Spadafora served as vice president of worldwide field operations for the microelectronic business of Sun Microsystems, Inc., a public computer systems and networking company. Mr. Spadafora serves on the board of directors of Embarcadero Technologies, Inc. and Niku Corporation, both public information technology companies. Mr. Spadafora holds a B.A. in marketing from Eastern Michigan University.

Stephen Kelly, age 43, has been a director of ours since March 2001 and our chief executive officer since January 2002. From October 2000 through January 2002, he served as our president and chief operating officer, and from October 1998 through October 2000 he served as our senior vice president of Europe, Middle East and Africa operations. From October 1997 to September 1998, Mr. Kelly served as our vice president of Europe, Middle East and Africa operations. From 1987 to 1997, Mr. Kelly worked in various sales, alliances and marketing roles at the European operations of Oracle Corporation, an enterprise software company, where he most recently served as director of Europe, Middle East and Africa alliances and industry groups. Mr. Kelly received his B.Sc. with honors in business administration from the University of Bath, England.

Donald J. Morrison, age 47, has served as our president since January 2004. From September 2000 to January 2004, he served as our executive vice president of business development and marketing. From January 1999 until September 2000, Mr. Morrison served as our executive vice president, worldwide sales and marketing. Mr. Morrison joined us as executive vice president of marketing in June 1997. Mr. Morrison received his B.A. in business administration from San Francisco State University and his masters degree in marketing management from Golden Gate University.

George A. de Urioste, age 49, has served as our chief operating officer since November 2004 and as our chief financial officer and principal accounting officer since January 2005. Since 2003, Mr. de Urioste has been on the board of directors of Rainmaker Systems, Inc., a publicly traded outsource provider of sales and marketing programs for service contracts, and is chairman of its audit committee. In 2003, Mr. de Urioste served as executive vice president and chief financial officer of Savi Technology, Inc. a developer of radio frequency identification products. From 2000 to 2003, Mr. de Urioste was chief executive officer and co-founder of Aeroprise, Inc. an enterprise software company with products for mobile workflow management. Mr. de Urioste served as chairman of their board of directors from 2000 until 2005. Between 1998 and 2000, Mr. de Urioste was involved in various community service and personal projects. From 1993 through 1998, Mr. de Urioste was vice president of finance and operations and chief financial officer of Remedy Corporation, a publicly traded enterprise software company with products for information technology service management. Mr. de Urioste is a Certified Public Accountant in California, received his M.B.A. from the University of California at Berkeley, and his B.S. in Accounting from the University of Southern California.

Robert Mullen, age 40, has served as our president of North American field operations and strategic accounts since 2003. From 2003 to 2005, he served as our senior vice president and president of North American sales. From 1999 to 2003 he served as our senior vice president of sales. Prior to joining Chordiant, Mr. Mullen worked at International Business Machines Corporation, a publicly traded information technology and business services company, in the financial services sector as sales manager of the solutions group from 1992 to 1999. Mr. Mullen holds a B.S. in computer science from Kingston University.

Tyler Wall, age 39, has served as vice president and general counsel since February 2000, corporate secretary since January 2004, and chief compliance officer since October 2005. From 1998 to February 2000, he served as our director of legal affairs. Prior to joining Chordiant, Mr. Wall worked at Oracle Corporation, a publicly traded provider of database and application software, from 1995 to 1998, where he served as corporate counsel for the commercial licensing and distribution group. Mr. Wall holds a B.S. in economics with English literature minor from University of Utah; a J.D. from Santa Clara University School of Law; and an M.B.A. from Santa Clara University School of Business.

R. Andrew Eckert, age 43, has been a director of ours since September 2003. Mr. Eckert is currently, and has been since March 2004, the chief executive officer and a director of SumTotal Systems, Inc., a public business software company. Mr. Eckert also serves as a director of Connetics Corporation, a public specialty pharmaceutical company and Varian Medical Systems, Inc., a public medical equipment and software company. He served as chief executive officer of Docent, a public business software company, from April 2002 until March 2004. From 1997 to 2000, Mr. Eckert served as chief executive officer of ADAC Laboratories, a public medical products company that was acquired by Royal Philips Electronics of Amsterdam, Netherlands, in December 2000. Mr. Eckert also served as a director of ADAC Laboratories from 1996 to 2000 and as Chairman of the board of directors from 1999 to 2000. Mr. Eckert holds a B.S. in industrial engineering and an M.B.A. from Stanford University.

Charles E. Hoffman, age 56, has been a director of ours since January 2005. Since June 2001, Mr. Hoffman has served as the president, chief executive officer, and a director of Covad Communications Group, Inc., a public internet communications and services company. From January 1998 to June 2001, Mr. Hoffman served as president and chief executive officer of Rogers Wireless, Inc., a Canadian communications and media company. Mr. Hoffman holds a B.S. and an M.B.A. from the University of Missouri - St. Louis.

William Raduchel, Ph.D., age 58, has been a director of ours since February 2003, and previously served as a director of Chordiant between August 1998 and May 2001. Since February 2005, he has served as a director of Blackboard Inc., a public company that provides enterprise software and services to the education industry. Since 2004, he has served as the chairman and chief executive officer of Ruckus Network, a digital entertainment network for students at colleges and universities over the university network. Since 2003, Dr. Raduchel has served as a director of In2Books, a non-profit educational organization. Since 2002, Dr. Raduchel has served as the non-executive vice-chairman of PanelLink Cinema Partners, which provides open standards based components to the consumer electronics and computing industries, and an adviser to its parent company, Silicon Image, Inc., a semiconductor company. He is also an adviser to Myriad International Holdings, a cable television and internet services company, Hyperspace Communications, a communications software company, and WildTangent, Inc., an online game publisher. Through 2002 he was executive vice president and chief technology officer of AOL Time Warner, Inc., a publicly traded media company, after earlier being senior vice president and chief technology officer of America Online, Inc., an internet services company, where he also served as a strategic adviser after leaving AOL Time Warner. Infoworld magazine named Dr. Raduchel chief technology officer of the year in 2001. Dr. Raduchel joined AOL in September 1999 from Sun Microsystems, Inc., a public computer systems and networking company, where he was chief strategy officer and a member of its executive committee. In his eleven years at Sun, he also served as chief information officer, chief financial officer, acting vice president of human resources and vice president of corporate planning and development and oversaw relationships with the major Japanese partners. He has been recognized as chief information officer of the year by CIO Magazine and, in 1991, was recognized as best chief financial officer in the computer industry by Wall Street Transcript. In addition, he has held senior executive roles at Xerox Corporation and McGraw-Hill, Inc. He is a member of the National Advisory Board for the Salvation Army (and chairman of its Committee on Business Administration), the Conference of Business Economists, the National Academy Committee on Internet Navigation and Domain Name Services and the Board on Science, Technology and Economic Policy of the National Academy of Sciences. He has several issued and pending patents. After attending Michigan Technological University, which gave him an honorary doctorate in 2002, Dr. Raduchel received his undergraduate degree in economics from Michigan State University, and earned his A.M. and Ph.D. degrees in economics at Harvard University. In both the fall and spring of 2003 he was the Castle Lecturer on Computer Science at the U.S. Military Academy at West Point.

David R. Springett, Ph.D., age 69, has been a director of ours since January 2000. Dr. Springett has served as president of the Community College Foundation, an educational foundation, since February 1994. He is a board member of the California Vehicle Foundation and the California State Commission on Welfare Reform and Training. Dr. Springett holds degrees from the Royal Military College of Canada, the University of Toronto, Queen’s University and Harvard University.

Steven R. Springsteel, age 47, has been a director of ours since January 2004. Since January 2003, he has served as senior vice president of finance and administration and chief financial officer of Verity, Inc., a publicly traded provider of intellectual capital management software. From November 2001 to January 2003, Mr. Springsteel served as the chief operating officer and chief financial officer of Sagent Technology, Inc., a publicly traded business intelligence software company. From October 2000 to November 2001, Mr. Springsteel served as the chief operating officer and chief financial officer of NOCpulse, a software company (subsequently sold to Red Hat). From November 1996 to October 2000, Mr. Springsteel served as the executive vice president and chief financial officer of Chordiant. Mr. Springsteel holds a BA in Business Administration from Cleveland State University.

David A. Weymouth, age 49, has been a director of ours since January 2005. Since January 2005, Mr. Weymouth has served as corporate responsibility director for Barclay’s Group, a U.K.-based financial services company. From February 2000 until December 2004, Mr. Weymouth served as the group chief information officer for Barclay’s Group. Prior to February 2000, Mr. Weymouth held a number of senior positions with Barclay’s Group, including managing director of service provision for retail and corporate banking and chief operating officer of Corporate Banking. Mr. Weymouth holds a Bachelor degree in French and an M.B.A. from University of London.

The Audit Committee

Chordiant has a separately-designated standing audit committee (the “Audit Committee”). As of March 15, 2005, three independent directors comprise the Audit Committee: David Springett, William Raduchel and Steven R. Springsteel. The Board of Directors (the “Board”) has determined that Mr. Springsteel qualifies as an “audit committee financial expert,” and qualifies as independent, as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Springsteel’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows: Two option exercises by Samuel T. Spadafora were reported late on Form 5.

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

The following table shows for the twelve months ended September 30, 2004, December 31, 2003, and December 31, 2002,* compensation awarded or paid to, or earned by, our chief executive officer and our other most highly compensated executive officers at September 30, 2004 (the “Named Executive Officers”):

	Annual Compensation			Long Term Compensation Awards				All Other Compensation ($)
Name and Principal Position	Year*	Salary ($)	Bonus ($)	Restricted Stock Awards ($)		Securities Underlying Options (#)
Samuel T. Spadafora	2004	232,787	12,500	—		40,000		5,470	(1)
Chairman of the Board	2003	232,787	30,000	—		150,000		6,397
	2002	259,018	105,367	—		175,000		5,500

Stephen Kelly	2004	351,791	79,702	—		75,000		29,825	(2)
Chief Executive Officer	2003	275,624	215,199	—		200,000		26,236
	2002	318,567	424,277	1,377,775	(3)	325,000	(4)	22,284

Donald J. Morrison	2004	252,708	46,850	—		200,000		810	(5)
President	2003	221,420	55,750	—		100,000		806
	2002	224,584	73,365	163,388	(6)	127,141	(7)	5,500

Allen Swann	2004	354,207	86,441	—		—		30,093	(8)
President, International Field Operations**	2003	288,053	112,079	—		100,000		28,277
	2002	249,927	18,657	431,810	(9)	88,750	(10)	51,280

*	On December 29, 2004, we changed our fiscal year end from December 31 to September 30. This chart reports compensation for the years 2002 and 2003 based on the December 31 year end (as if the fiscal year had not been changed) and in addition reports compensation for the twelve months ended September 30, 2004. Due to the change in fiscal year end, there is a three-month overlap in the compensation reported. Specifically, the three months beginning October 1, 2003 and ending December 31, 2003 are reflected both in the fiscal year 2003 and in the fiscal year 2004 compensation figures.
**	Mr. Swann retired from the Company effective September 30, 2004.
(1)	Includes $3,564 paid by us for group-term life insurance premium in excess of $50,000, and $1,906 in 401(k) matching contributions paid by us.
(2)	Consists of pension plan matching contributions paid by us to Mr. Kelly’s individual pension plan.

(3)	Total number of shares awarded was 1,020,574. These shares vest quarterly beginning on February 15, 2003 and ending on August 15, 2005. As of September 30, 2004, Mr. Kelly held 481,851 of these shares, valued at $1,402,186 based on the closing price of our unrestricted common stock as of September 30, 2004. As of September 30, 2004, of these 481,851 shares, 332,822 were vested and 149,029 remained subject to vesting. We do not intend to pay dividends on the restricted stock component reported above.
(4)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of our option exchange program in August 2002 (the “2002 Program”).
(5)	Consists of $810 paid by us for group-term life insurance premium in excess of $50,000.
(6)	Total number of shares awarded was 201,713. These shares vest quarterly beginning on February 15, 2003 and ending on August 15, 2005. As of September 30, 2004, Mr. Morrison held 146,157 of these shares, valued at $425,317 based on the closing price of our unrestricted common stock as of September 30, 2004. As of September 30, 2004, of these 146,157 shares, 103,437 were vested and 42,720 remained subject to vesting. We do not intend to pay dividends on the restricted stock component reported above.
(7)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.
(8)	Includes $30,093 in pension plan matching contributions paid by us to Mr. Swann’s individual pension plan.
(9)	Total number of shares awarded was 319,859. These shares vest quarterly beginning on February 15, 2003 and ending on February 15, 2005. As of September 30, 2004, Mr. Swann held 162,192 of these shares, valued at $471,979 based on the closing price of our unrestricted common stock as of September 30, 2004. As of September 30, 2004, of these 162,192 shares, 152,192 were vested and 10,000 remained subject to vesting. We do not intend to pay dividends on the restricted stock component reported above.
(10)	Options covering all of these shares were issued and then cancelled and reissued on a 1-for-0.8 basis as restricted stock as part of the 2002 Program.

Stock Option Grants and Exercises

We grant options to our executive officers under the 1999 Equity Incentive Plan (the “Incentive Plan”). As of March 15, 2005, options to purchase a total of 7,385,082 shares were outstanding under the Incentive Plan and options to purchase 1,050,482 shares remained available for grant under the Incentive Plan.

The following tables show for the fiscal year ended September 30, 2004, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in the Twelve Months Ended September 30, 2004

	Individual Grants		Exercise Price (4) ($Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted (2) (#)	% of Total Options Granted to Employees in Twelve Months Ended September 30, 2004 (3) (%)
Name					5% ($)	10% ($)
Samuel T. Spadafora	40,000	1.6%	$4.17	June 14, 2014	$104,900	$265,836
Stephen Kelly	75,000	3.0%	$4.17	June 14, 2014	$196,687	$498,443
Donald J. Morrison	50,000	2.0%	$4.17	June 14, 2014	$131,125	$332,295
	150,000	6.0%	$5.02	March 14, 2014	$468,671	$1,192,307

(1)	The potential realizable value information is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed as prescribed by the rules promulgated by the SEC and does not represent our prediction of our future stock price performance.
(2)	The stock options listed for Messrs. Spadafora, Kelly, and Morrison vest in a series of equal monthly installments over the three years following their date of grant. Our stock option plans allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by us at the original exercise price upon the option holder’s cessation of service to us before the vesting of such holder’s shares. Each of the options has a ten-year term, subject to earlier termination if the option holder’s service with us ceases.
(3)	Percentages shown are based on an aggregate of 2,511,750 options granted to our employees under our stock option plans during the period from October 1, 2003 through September 30, 2004.
(4)	The exercise price of each option is equal to the fair market value of our common stock as valued by the Board on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the date of exercise, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

Aggregated Option Exercises in the Twelve Months Ended September 30, 2004

and September 30, 2004 Option Values

Name	Shares Acquired on Exercise (#)	Value Realized (1) ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at September 30, 2004 (2) ($)
			Vested	Unvested	Vested	Unvested
Samuel T. Spadafora	155,481	770,693	915,085	165,834	$1,744,086	$200,042
Stephen Kelly	—	—	165,627	185,418	$113,333	$141,167
Donald J. Morrison	120,000	510,475	361,294	221,877	$459,440	$72,408
Allen Swann	—	—	158,499	37,501	$202,183	$57,377

(1)	Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.
(2)	Based on the fair market value of our common stock as of September 30, 2004, minus the exercise price, multiplied by the number of shares underlying the unexercised options.

Compensation of Directors

Non-employee directors receive cash compensation from us for their services as members of the Board or for attendance at committee meetings as follows: Directors receive a quarterly retainer of $7,500 for service as a member of the Board (subject to attendance at meetings) and $750 per quarter for service on the audit committee and $750 per quarter for service on the compensation committee (each subject to attendance at committee meetings). The Lead Independent Director receives $750 for each meeting he convenes of the independent directors. Other committees such as the nominating committee or other special ad hoc committees formed do not carry separate compensation. Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with our policy.

Each non-employee director receives stock option grants under the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) (only non-employee directors of ours or of an affiliate of ours are eligible to receive options under the Directors’ Plan). Options granted under the Directors’ Plan are non-discretionary and are intended by us not to qualify as incentive stock options.

Under the Directors’ Plan, each non-employee director is automatically entitled to receive an initial option to purchase 25,000 shares of our common stock. Pursuant to the terms of the Directors’ Plan, initial grants to purchase 25,000 shares of our common stock were made to those non-employee directors serving on the Board on February 14, 2000, the effective date of our initial public offering. Each director elected or appointed subsequent to February 14, 2000 has received or will receive an initial option to purchase 25,000 shares of our common stock on the date of such non-employee director’s election or appointment to the Board. These option grants are immediately exercisable with 1/3rd of the shares vesting on the anniversary of the grant date and 1/36th of the shares initially granted vesting each month thereafter that the director serves on the Board, such that all shares are fully vested over three years.

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

Employment and Change of Control Agreements

Employment Agreements

On April 24, 1998, we entered into an employment agreement with Mr. Spadafora. Under the terms of that agreement, Mr. Spadafora is entitled to receive an annual base salary of $250,000 and is eligible to receive an annual incentive bonus of $200,000. (As of January 1, 2005, Mr. Spadafora’s salary is $250,000 and he is eligible for an annual bonus of up to 30% of his salary). Mr. Spadafora received a $100,000 hiring bonus upon signing the agreement. Pursuant to the terms of his employment agreement, Mr. Spadafora also received options to purchase 1,809,650 shares of our common stock. In the event we undergo a “change in control,” which is defined as a sale of substantially all of our assets, a merger in which we are not the surviving corporation or the transfer of more than 50% of our voting interests, Mr. Spadafora will immediately vest in 50% of his then unvested shares. The agreement also provides that either Mr. Spadafora or we may terminate Mr. Spadafora’s employment at any time. If Mr. Spadafora’s employment is terminated without cause, Mr. Spadafora is entitled to receive 12 months of base salary and he will automatically vest in 50% of his then unvested shares.

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

Effective as of January 23, 2001, we entered into an employment agreement with Allen Swann. Mr. Swann assumed the role of president of our international operations on March 27, 2001. Mr. Swann was previously an employee of Prime Response, Inc., a company we acquired on January 8, 2001. Under the terms of his employment agreement, Mr. Swann is entitled to receive and annual base salary of $275,000, additional incentive compensation of up to $725,000, and a one-time retention bonus of $300,000. Mr. Swann was granted two compensatory stock options on March 27, 2001, for 76,649 shares vesting over 12 months, and 120,000 shares vesting over 24 months, respectively. In 2003, Mr. Swann earned a bonus of $112,709. For 2004, Mr. Swann’s salary was £200,000 ($362,820 based on the currency conversion rate as of March 29, 2004). Mr. Swann retired from the Company effective September 30, 2004.

Pursuant to the terms of his employment as of March 9, 2004, Mr. Morrison receives an annual base salary of $260,000. Mr. Morrison is eligible for an annual bonus of up to sixty percent (60%) of his base salary based upon Company performance goals.

Change of Control Agreements

We have entered into Change of Control Agreements with Stephen Kelly, Sam Spadafora and Don Morrison, (each an “Executive”). We may in the future enter into these agreements with other executives of ours. These agreements provide generally that if an Executive is terminated either without “cause,” as defined in the agreements, or voluntarily leaves employment for “good reason,” as defined in the agreements, within 90 days prior to a “change of control,” as defined in the agreements, or 12 months following a change of control, then the Executive will receive, among other benefits, the following: (1) payment of the Executive’s salary for a period of 12 months, (2) payment of the Executive’s annual bonus, (3) continuation of our health and life insurance policies for one year, (4) so long as not prohibited by law, automatic extension of 60 months to repay any promissory note, loan or other indebtedness to us, and (5) with respect to options and restricted stock, accelerated vesting of a number of shares equal to the greater of (a) 50% of the then-unvested shares, or (b) 12 months’ worth of vesting.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION(1)(2)(3)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights ($/sh)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	6,713,480	$2.46	1,757,236
Equity compensation plans not approved by security holders	2,492,742	$2.07	131,812

Total	9,206,222	$2.36	1,889,048

(1)	All information set forth in this table is as of September 30, 2004.
(2)

Upon our acquisition of Prime Response, Inc. and White Spider Software, Inc. in 2001 and 2000, respectively, we assumed outstanding options of Prime Response and White Spider such that these options became exercisable for an aggregate of 768,560 shares of our common stock at a weighted-average exercise price of $9.21 per share. As of September 30, 2004, 108,000 options of Prime Response, Inc. and White Spider Software, Inc are still outstanding with a weighted-average exercise price of $7.20. The option plans governing these options terminated other than with respect to the outstanding options, and no options will be granted in the future pursuant to these plans. These plans were not approved by our stockholders, as no approval was required and the plans were not assumed by us. The shares referenced in this note are not included in any of the numbers set forth in the table.

(3)	Chordiant’s 1999 Employee Stock Purchase Plan provides for an annual automatic increase to the share reserve on October 1 of each year, calculated as follows: the aggregate number of shares of common stock subject to the plan will increase by the greater of (i) the number of shares equal to two percent of the fully diluted outstanding shares of the Company or (ii) the number of shares that have been sold pursuant to rights granted under the 1999 Employee Stock Purchase Plan in the prior year. The Board may, in its discretion, provide for a smaller increase in the share reserve. The total share reserve cannot exceed thirteen million shares of common stock. Chordiant’s 1999 Non-Employee Directors’ Plan provides for an annual automatic increase to the share reserve on October 1 of each year, calculated as follows: the aggregate number of shares of common stock subject to the plan will increase by the greater of (i) the number of shares equal to one-half of one percent of the fully diluted outstanding shares of the Company or (ii) the number of shares that have been made subject to options granted under the 1999 Non-Employee Directors’ Plan in the prior year. The Board may, in its discretion, provide for a smaller increase in the share reserve.

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

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2005 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all of our executive officers and directors as a group. In addition, the table sets forth certain information regarding the ownership of our common stock by all those known by us to be beneficial owners of more than five percent of our common stock as of the dates noted below.

Beneficial Owner	Beneficial Ownership(1)
	Number of Shares		Percent of Total
Five Percent Stockholders:

Acqua Wellington Opportunity I Limited
(as of 1/27/04)	4,854,368		6.3%
Shirlaw House
87 Shirley Street
Nassau, Bahamas

Institutional Venture Management X, LLC
(as of 11/10/04)	4,500,000		5.8%
3000 Sand Hill Road, Building 2, Suite 290
Menlo Park, CA 94025

Palo Alto Investors, LLC
(as of 3/15/05)	6,378,800		8.3%
470 University Avenue
Palo Alto, CA 94301

Directors, Nominees and Executive Officers:
Samuel T. Spadafora	1,524,896	(2)	2.0%
Stephen Kelly	1,077,232	(3)	1.4%
Don Morrison	779,980	(4)	1.0%
Allen Swann	378,432	(5)	*	%
William Raduchel	115,156	(6)	*	%
David R. Springett	85,000	(7)	*	%
Steven R. Springsteel	57,500	(8)	*	%
R. Andrew Eckert	37,500	(9)	*	%
Charles E. Hoffman	25,000	(10)	*	%
David A. Weymouth	25,000	(11)	*	%
All executive officers and directors as a group (13 persons)	5,864,248	(12)	7.6%

*	Less than one percent.
(1)	This table is based upon information supplied by our executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table, and subject to community property laws were applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 77,005,916 shares outstanding on March 15, 2005, adjusted as required by rules promulgated by the SEC.
(2)	Consists of (a) 443,977 shares held by the Samuel T. and Cheryl M. Spadafora 1992 Family Trust and (b) 1,080,919 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(3)

Consists of (a) 12,043 shares acquired pursuant to our ESPP, (b) 237,823 shares held by Mr. Kelly’s spouse, (c) 35,415 shares acquired through the exercise of options, (d) 351,045 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005, and (e) 440,906 shares acquired as a restricted stock award.
(4)	Consists of (a) 1,935 shares acquired pursuant to the ESPP, (b) 5,000 shares held by the Julia Elise Morrison 1999 Trust, (c) 5,000 shares held by the Whitney Ann Ellis 1999 Trust, (d) 5,000 shares held by the Tyler Rhoads Ellis 1999 Trust, (e) 583,172 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005, (g) 42,345 shares acquired pursuant to the exercise of certain options, and (h) 137,528 shares acquired as a restricted stock award. Mr. Morrison is trustee of the aforementioned trusts, which benefit Mr. Morrison’s children.
(5)	Consists of (a) 57,852 shares acquired pursuant to the ESPP, (b) 80,663 shares acquired pursuant to the exercise of certain options, (c) 158,499 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005, and (d) 162,081 shares acquired as a restricted stock award.
(6)	Consists of (a) 60,156 shares issued upon the exercise of options, and (b) 55,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(7)	Consists of 85,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(8)	Consists of (a) 10,000 shares acquired on the open market, (b) 10,000 shares held by two of Mr. Springsteel’s children and (c) 37,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(9)	Consists of 37,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(10)	Consists of 25,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(11)	Consists of 25,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of March 15, 2005.
(12)	Includes shares described in the Notes above, as applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2004, Samuel T. Spadafora, one of our directors and executive officers, acquired 155,481 shares of common stock of the Company upon exercise of options. The aggregate amount paid to the Company upon exercise was $0.1 million.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the president and chief executive officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to a software license and services agreement dated March 15, 2004, Covad made payments to us of $2.8 million during the last fiscal year.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth is the corporate responsibility director of Barclay’s Group, a customer of ours. Pursuant to a software license agreement, software maintenance agreement, and professional services agreement, each dated December 19, 2002, as amended, Barclay’s Group made payments to us of $8.6 million during the last twelve months.

We have entered into indemnification agreements with our directors and officers for the indemnification of and advancement of expenses to these persons to the full extent permitted by law. We also intend to execute these agreements with our future directors and officers.

All transactions between us and our officers, directors and principal stockholders must be approved by a committee of independent and disinterested directors.

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

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003(1), were:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Audit Fees
Aggregate fees for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, consents, income tax provision procedures, and assistance with review of documents filed with the SEC:	$769,379	$475,655

Audit-Related Fees
Aggregate fees for assurance and related services including benefit plan audits and consultation on acquisitions:	$74,475	$16,500

Tax Fees
Aggregate fees for tax services rendered for tax return preparation, tax-payment planning services, tax audits and appeals, tax services for employee benefit plans and requests for rulings or technical advice:	$10,919	$50,123

All Other Fees	$—	$—

Total	$854,773	$542,278

(1)	The aggregate fees included in “Audit” are fees billed for the fiscal years set forth for the audit of our annual financial statements and review of our financial statements and statutory and regulatory filings or engagements. The aggregate fees in each of the other categories are fees billed in the fiscal years set forth.

Pre-Approval of Services

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

The Audit Committee has determined the rendering of the tax and other non-audit services by PricewaterhouseCoopers LLP are compatible with maintaining the accountant’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Index to Financial Statements

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 49 of this report. The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 50 of this report are included in Item 8 above.

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002 (in thousands):

	Balance at Beginning of Year	Charged to Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2004	$133	$0	$(22)	$111
2003	$181	$21	$(69)	$133
2002	$208	$554	$(581)	$181
Deferred tax asset valuation allowance
2004	$67,829	$(5,183)	$—	$62,646
2003	$65,121	$2,708	$—	$67,829
2002	$57,937	$7,184	$—	$65,121

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Transition Report on Form 10-K/T:

Exhibit Number	Description of Document

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

Exhibit Number	Description of Document

2.4

Share Purchase Agreement, dated December 8, 2004, between Chordiant Software International, Inc. and the persons named therein (filed as Exhibit 2.4 to Chordiant’s Current Report on Form 8-K dated December 24, 2004 and filed on December 27, 2004 and incorporated herein by reference). (1)

2.5

Deed of Trust, dated December 8, 2004, between Chordiant Software International, Inc. and KiQ Limited (filed as Exhibit 2.5 to Chordiant’s Current Report on Form 8-K dated December 24, 2004 and filed on December 27, 2004 and incorporated herein by reference).

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

4.9	Warrant, dated September 4, 2001, issued to Accenture plc.

10.1*

1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.2*	1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3*	1999 Non-Employee Directors’ Plan as amended and restated (filed as Exhibit 10.3 to Chordiant’s Quarterly Report on Form 10-Q, filed on May 10, 2004 and incorporated herein by reference).

10.4*

Form of Stock Option Agreement of 1999 Non-Employee Directors’ Plan (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

Exhibit Number	Description of Document

10.5*	2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with Chordiant’s S-8 Registration Statement (No. 333-42844) filed on August 2, 2000 and incorporated herein by reference).

10.6

Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.5 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.7*

Employment Letter Agreement of Samuel T. Spadafora dated April 24, 1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora (filed as Exhibit 10.8 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.8

Amended and Restated Loan and Security Agreement dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank (filed as Exhibit 10.14 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.9

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

10.12*

Separation Agreement, dated October 20, 2003, by and between Chordiant Software, Inc. and Steve G. Vogel (filed as Exhibit 10.11 to Chordiant’s amended Annual Report on Form 10-K/A filed on March 30, 2004 and incorporated herein by reference).

10.13*

Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc. (filed as Exhibit 10.20 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.14*

Change of Control Agreement, dated May 6, 2002, by and between Chordiant Software, Inc. and Donald J. Morrison (filed as Exhibit 10.23 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.15*

Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.24 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.16*

Amendment to Change of Control Agreement dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.26 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.17*

Amendment to Change of Control Agreement dated January 11, 2003, by and between Chordiant Software, Inc. and Don Morrison (filed as Exhibit 10.27 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.18*

Amendment to Change of Control Agreement dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora (filed as Exhibit 10.19 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

Exhibit Number	Description of Document

10.19

Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003 (filed as Exhibit 10.30 to Chordiant’s Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated herein by reference).

10.20

First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.22 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.21

Purchase Agreement by and between Chordiant and Acqua Wellington Opportunity I Limited, dated January 22, 2004 (filed as Exhibit 99.1 to Amendment No. 1 to Chordiant’s Registration Statement on Form S-3/A filed on March 30, 2004 and incorporated herein by reference).

10.22*	Offer letter dated November 16, 2004 to George de Urioste (filed as Exhibit 99.1 to Chordiant’s Current Report on Form 8-K filed on February 2, 2005 and incorporated herein by reference).

10.23*	Change of Control Agreement dated January 31, 2005 by and between Chordiant Software, Inc. and George de Urioste.

10.24*	Terms of employment for Robert Mullen as of March 31, 2004.

10.25*	Change of Control Agreement dated April 24, 2003 by and between Chordiant Software, Inc. and Robert Mullen.

10.26*	Terms of employment for Tyler Wall as of March 9, 2004.

10.27*	Change of Control Agreement dated April 27, 2001 by and between Chordiant Software, Inc. and Tyler Wall.

10.28*	Amendment to Change of Control Agreement dated January 10, 2003, by and between Chordiant Software, Inc. and Tyler Wall.

10.29*	Separation Agreement, dated August 16, 2004, by and between Chordiant Software, Inc. and Michael J. Shannahan.

10.30*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.

10.31*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.

10.32*	Terms of employment for Don Morrison as of March 9, 2004.

21.1	Subsidiaries of Chordiant Software, Inc. (filed as Exhibit 10.21 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.

(1)	Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. A brief description of the omitted schedules is contained in Exhibit 2.4. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/T to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on March 28, 2005.

CHORDIANT SOFTWARE, INC.

By:	/s/ STEPHEN KELLY
Stephen Kelly Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints STEPHEN KELLY and GEORGE DE URIOSTE, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K/T, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/T has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN KELLY Stephen Kelly	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2005

/s/ GEORGE DE URIOSTE George de Urioste	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

/s/ SAMUEL T. SPADAFORA Samuel T. Spadafora	Chairman of the Board, Chief Strategy Officer and Director	March 28, 2005

/s/ DAVID R. SPRINGETT David R. Springett	Director	March 28, 2005

/s/ WILLIAM RADUCHEL William Raduchel	Director	March 28, 2005

/s/ ANDREW ECKERT Andrew Eckert	Director	March 28, 2005

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Director	March 28, 2005

/s/ DAVID A. WEYMOUTH David A. Weymouth	Director	March 28, 2005

/s/ CHARLES E. HOFFMAN Charles E. Hoffman	Director	March 28, 2005