Form 10-Q
period 2004-12-31
CHORDIANT SOFTWARE INC
filed 2005-04-29
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(408) 517-6100

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of shares of the Registrant’s common stock outstanding as of March 31, 2005 was 77,008,337.

CHORDIANT SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	December 31, 2004	September 30, 2004
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$47,287	$55,748
Marketable securities	4,000	4,000
Restricted cash	1,780	279
Accounts receivable, net	17,928	20,161
Prepaid expenses and other current assets	3,841	3,097

Total current assets	74,836	83,285
Restricted cash	558	2,057
Property and equipment, net	3,172	3,237
Goodwill	32,028	24,874
Intangible assets, net	6,178	244
Other assets	2,419	1,643

Total assets	$119,191	$115,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,656	$6,394
Accrued expenses	13,981	11,681
Deferred revenue	18,582	18,459
Current portion of capital lease obligations	201	191

Total current liabilities	39,420	36,725
Deferred revenue, long-term	1,622	2,122
Long term portion of capital lease obligations	257	317

Total liabilities	41,299	39,164

Stockholders’ equity:
Common stock	77	72
Additional paid-in capital	271,890	262,703
Deferred stock-based compensation	(4,391)	(339)
Accumulated deficit	(193,411)	(189,349)
Accumulated other comprehensive income	3,727	3,089

Total stockholders’ equity	77,892	76,176

Total liabilities and stockholders’ equity	$119,191	$115,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003
Revenues:
License	$8,842	$9,248
Service	12,835	10,352

Total revenues	21,677	19,600

Cost of revenues:
License	166	574
Service	7,503	6,237
Stock—based compensation	(56)	676
Amortization of intangible assets	131	794

Total cost of revenues	7,744	8,281

Gross profit	13,933	11,319

Operating expenses:
Sales and marketing	7,215	5,695
Research and development	4,865	4,176
General and administrative	3,912	1,291
Stock—based compensation	(105)	2,671
Amortization of intangible assets	24	96
Purchased in-process research and development	1,940	—
Restructuring expense	(123)	1,028

Total operating expenses	17,728	14,957

Loss from operations	(3,795)	(3,638)

Interest income, net	210	17
Other income (expense), net	(397)	141

Net loss before income taxes	(3,982)	(3,480)
Provision for income taxes	80	457

Net loss	$(4,062)	$(3,937)

Other comprehensive income:
Foreign currency translation gain	638	1,135

Comprehensive loss	$(3,424)	$(2,802)

Net loss per share—basic and diluted	$(0.06)	$(0.06)

Weighted average shares used in computing basic and diluted loss per share	72,223	61,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net loss	$(4,062)	$(3,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	372	539
Amortization of intangibles	155	890
Purchased in-process research and development	1,940	—
Non-cash stock-based compensation expense	(161)	3,149
Provision for doubtful accounts	79	—
Warrants issued to customers	(15)	95
Loss on disposal of assets	—	11
Other non-cash charges	105	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable	2,983	1,091
Prepaid expenses and other current assets	(637)	502
Other assets	(736)	139
Accounts payable	(2,094)	938
Accrued expenses	1,755	1,366
Deferred revenue	(1,487)	(1,215)
Other liabilities	—	(90)

Net cash provided by (used in) operating activities	(1,803)	3,478

Cash flows from investing activities:
Property and equipment purchases, net	(196)	(173)
Proceeds from release of restricted cash	(3)	—
Cash used for acquisitions, net of cash acquired	(7,869)	—

Net cash used for investing activities	(8,068)	(173)

Cash flows from financing activities:
Proceeds from exercise of stock options	135	617
Payment on capital leases	(50)	—
Collection of notes receivable	—	400
Repayment of borrowings	—	(2,131)

Net cash provided by (used in) financing activities	85	(1,114)

Effect of exchange rate changes	1,325	1,933

Net increase (decrease) in cash and cash equivalents	(8,461)	4,124

Cash and cash equivalents at beginning of period	55,748	32,094

Cash and cash equivalents at end of period	$47,287	$36,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Transition Report on Form 10-K/T for the nine months ended September 30, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2005 (“2004 Form 10-K”).

Change in year end

On December 29, 2004, Chordiant Software’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The three months ended December 31, 2004 reported by the Company in this Quarterly Report on Form 10-Q relate to the fiscal year ending September 30, 2005.

Restatement

The financial information as of September 30, 2004 is labeled restated as it has been revised from the amounts previously filed with the SEC. The restatement is further discussed in Note 2 and Note 18 of the Consolidated Financial Statements in our 2004 Form 10-K.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are updated when new information becomes available. We account for the change in estimate when the information becomes known in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

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

Restricted cash

At December 31, 2004 and September 30, 2004, we had interest bearing certificates of deposit aggregating $0.6 million classified as long-term restricted cash and $0.3 million classified as short-term restricted cash. These balances primarily relate to funds pledged as collateral for letters of credit against certain lease obligations. As of December 31, 2004 and September 30, 2004, we also had a balance of $1.5 million in the form of cash equivalents which is restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction expiring on December 31, 2005 and accordingly, it has been reclassified from non-current to current assets as of December 31, 2004.

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

We have adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of APB No. 25. We generally grant stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB No. 25, no compensation expense is recognized in the statements of operations. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under our stock option plans and stock purchase plan, our net loss and loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2004	December 31, 2003
Net loss — as reported	$(4,062)	$(3,937)
Add: Stock-based compensation expense (benefit) included in reported net loss	(161)	3,149
Less: Stock-based compensation expense determined under fair value method	1,299	2,121

Net loss – pro forma	$(5,522)	$(2,909)

Basic and diluted net loss per share — as reported	$(0.06)	$(0.06)

Basic and diluted net loss per share – pro forma	$(0.08)	$(0.05)

Under SFAS No. 123, the fair value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Three Months Ended
	December 31, 2004	December 31, 2003
Expected lives in years
Stock options	2.4	3.1
Employee stock purchase plan	N/A	N/A
Risk free interest rates
Stock options	2.9%	2.3%
Employee stock purchase plan	N/A	N/A
Volatility
Stock options	88%	100%
Employee stock purchase plan	N/A	N/A
Dividend yield	0%	0%

The weighted average fair value of options granted during the three months ended December 31, 2004 and 2003 was $1.16 and $2.51, respectively.

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

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended
	December 31, 2004	December 31, 2003
Stock-based compensation expense (benefit):
Cost of revenues - service	$(56)	$676
Sales and marketing	(14)	685
Research and development	(61)	860
General and administrative	(30)	1,126

Total stock-based compensation expense (benefit)	$(161)	$3,347

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and former Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”). There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense associated with the Eligible Options amounted to approximately $0.2 million at December 31, 2004. Due to the decline in our stock price, for the three months ended December 31, 2004, a credit of ($0.2) million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon the change in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges or credits in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance-based vesting. No warrants have vested through December 31, 2004.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities, restricted cash and accounts receivable. To date, we have invested excess funds in money market accounts and marketable securities consisting of auction rate securities. We have cash equivalents and investments with various high quality institutions domestically and internationally.

Our accounts receivable are derived from revenues earned from customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts when deemed necessary. To date, bad debts have not been material and have been within management expectation.

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended
	December 31, 2004	December 31, 2003
Barclays	26%	*
Capital One	19%	*
Canadian Imperial Bank of Commerce	*	16%
Signal Iduna	*	15%

*	Represents less than 10% of revenue

At December 31, 2004, Capital One and Time Warner Cable accounted for approximately 30% and 18% of accounts receivable, respectively. At September 30, 2004, Time Warner Cable, Capital One and Canadian Imperial Bank of Commerce accounted for approximately 24%, 22% and 12% of accounts receivable, respectively.

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new products is generally short and software development costs qualifying for capitalization are insignificant. During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. As a result, as of December 31, 2004, costs aggregating $1.3 million associated with this product have been capitalized and included in Other Assets. No amortization expense relating to this product has been recorded as the product development was still in progress at December 31, 2004. Amortization in future periods will be calculated as the greater of (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for the product or (b) the straight-line method over the remaining estimated economic life of the product.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective October 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects the adoption to have a material adverse effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements. Accordingly, as provided for in FAS 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however it does not anticipate the adoption will have a material impact on its financial statements.

NOTE 3 — BALANCE SHEET COMPONENTS

The main components of accounts receivable, net are as follows (in thousands):

	December 31, 2004	September 30, 2004
		(Restated)
Accounts receivable, net:
Accounts receivable	$18,143	$20,272
Less: allowances for doubtful accounts and credits	(215)	(111)

	$17,928	$20,161

The main components of accrued expenses are as follows (in thousands):

	December 31, 2004	September 30, 2004
		(Restated)
Accrued expenses:
Accrued payroll and related expenses	$6,338	$4,919
Accrued restructuring expenses	2,835	3,368
Other accrued liabilities	4,808	3,394

	$13,981	$11,681

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2004			September 30, 2004
				(Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(2,293)	$4,611	$2,374	$(2,162)	$212
Purchased technologies	7,162	(7,162)	—	7,162	(7,162)	—
Customer list	1,750	(183)	1,567	190	(158)	32
Tradenames	982	(982)	—	982	(982)	—

	$16,798	$(10,620)	$6,178	$10,708	$(10,464)	$244

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: developed technologies-one and one half to five years; purchased technologies-three years; tradenames-three years; customer list-three to five years. Aggregate amortization expense for intangible assets totaled $0.2 million and $0.9 million for the three months ended December 31, 2004 and 2003, respectively. We expect amortization expense on acquired intangible assets as of December 31, 2004 to be $1.1 million for the remaining nine months in fiscal 2005, $1.2 million in fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

NOTE 4 — ACQUISITION

On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company with branch offices in the Netherlands (“KiQ”), specializing in the development and sales of decision management systems. The aggregate purchase price was approximately $20 million, which was comprised of $9.7 million in cash, 4,352,084 shares of our common stock valued at $9.4 million and approximately $0.9 million in associated transaction costs. Through this transaction we acquired decision management system products and technology.

The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of December 21, 2004. The table below summarizes the total purchase price for the acquisition (in thousands, except share and per share data,):

Acquisition date	December 21, 2004
Shares issued	4,352,084
Average per share value used to value the share consideration	$2.17

Purchase price:
Value of shares issued	$9,444
Cash in consideration of cancelled options	1,049
Cash	8,604
Direct acquisition costs	935

Total purchase price	$20,032

The value of the shares issued was determined based on the weighted average value of our stock’s market price, two days before, the day of, and two days after the date the terms of the acquisition were agreed upon and announced.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Fair value of assets acquired and liabilities assumed (net)	$586
In-process research and development	1,940
Deferred compensation	4,262
Developed technology	4,530
Customer list	1,150
Tradename	410
Goodwill	7,154

Total purchase price	$20,032

Assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $7.2 million. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events. For income tax purposes the Company does not believe the goodwill balances will be deductible.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to products under development, based upon our estimates of costs to complete the development of the technology, and the future revenue to be earned upon commercialization of the related products. The estimated stage of completion (expressed as a percentage of completion) was calculated and then applied to the net cash flow for these products. A discount rate of 25% was then applied to the projected cash flows associated with the in-process research and development to determine the net present value. KiQ’s in-process research and development efforts consisted of developing a new product module based on an improved architecture to allow for more power, functionality, improved performance, as well as enhancing the product’s scalability and increasing automation to existing modules. Also included were development efforts to complete a new user interface and various optimized data preparation projects. The estimated state of completion for all projects was approximately 80%. In accordance with application of SFAS 141, the value attributed to in-process research and development was charged to expense in the period we completed the acquisition.

It is anticipated that the two principal sellers, in addition to other employees of KiQ, will remain our employees. We issued 1,964,279 shares of our common stock to the two principal sellers, which we are allowed to buy back from them at a price of $.001 per share if their employment is terminated under certain circumstances. Our right to repurchase these shares diminishes on a monthly basis in accordance with a 30 month vesting schedule which begins on the acquisition date. We are recognizing the $4.3 million deferred compensation as stock-based compensation expense over the period of the vesting schedule.

The value of the developed, core technology was determined by estimating the projected net cash flows related to products which are or anticipated to be commercialized based on this technology, less any estimated cost to complete commercialization. A discount rate of 20% was then applied to the projected cash flows associated with the developed, core technology to determine the net present value. We plan to amortize the intangible asset related to the developed, core technology over a period of five years.

The value of the customer list was determined by estimating the projected net cash flows associated with existing customers and applying estimated attrition rates for these customers of from 5% to 95% over future periods. A discount rate of 22.5% was then applied to the projected cash flows associated with the customer relationships to determine the net present value. The value of the tradename was determined by estimating what the projected net cash flows associated with royalties derived from licensing KiQ’s trade name would be over future periods if a third party were using the name. A discount rate of 22.5% was then applied to the projected cash flows associated with the tradename to determine the net present value. We are amortizing the intangible assets related to the customer list and tradename over a period of five years.

The operating results of KiQ have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the three months ended December 31, 2004, and December 31, 2003 as if the acquisition of KiQ had occurred on October 1, 2003, after giving effect to purchase accounting adjustments. The purchased in-process research and development of $1.9 million has not been included in the pro forma results of operations for the three months ended December 31, 2004 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Pro forma adjusted total revenue	$22,571	$19,877
Pro forma adjusted net loss	$(2,586)	$(4,793)
Pro forma adjusted net loss per share—basic and diluted	$(0.03)	$(0.07)
Pro forma weighted average shares—basic and diluted	76,575	65,912

NOTE 5 — RESTRUCTURING

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

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003 wherein Ness will provide our customers with technical product support through a worldwide 24x7 help desk facility, a sustaining engineering function which serves as the interface between technical product support and our internal engineering organization, product testing services, and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee that declines over time. At December 31, 2004 the estimated fee was $0.5 million. The maximum termination fee is initially equal to three months of fees, declining to zero after 30 months.

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

Consolidation of excess facilities

Included in accrued restructuring as of December 31, 2004 are the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. These costs are offset by estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

A summary of the activity of accrued restructuring for the three months ended December 31, 2004 is as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at September 30, 2004	$2,781	$587	$3,368
Provision adjustments (1)	—	(123)	(123)
Non-cash	—	9	9
Cash paid	(71)	(348)	(419)

Reserve balance at December 31, 2004	$2,710	$125	$2,835

(1)	Provision adjustments relate to a change in estimates.

As of December 31, 2004, $2.8 million related to the restructuring reserve is included in accrued expenses on the balance sheet. Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011. However, management will seek ways to exit the facilities earlier if economically feasible. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

NOTE 6 — BORROWINGS

Revolving line of credit

Our two-year line of credit with Comerica Bank, effective from March 28, 2003 and extended to May 27, 2005, is comprised of a $5.0 million accounts receivable line and a $2.5 million equipment line. The terms of the line of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuances subsequent to the effective date of the line of credit agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of December 31, 2004, the Company was in compliance with the respective debt covenants, with the exception of filing its 2004 Form 10-K and its quarter ended December 31, 2004 Form 10-Q within time periods prescribed by the bank. Subsequently, the Company filed its 2004 Form 10-K on March 29, 2005 and obtained a waiver from the bank related to the filing of its quarter ended December 31, 2004 Form 10-Q until May 16, 2005.

The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of December 31, 2004, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit of which $0.9 million serves as collateral for computer equipment leases for our outsourcing partner in India (See Note 5). The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of December 31, 2004, we had not entered into any foreign exchange forward contracts.

Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. As of December 31, 2004, there was no outstanding balance on our accounts receivable line of credit.

Borrowings under the $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. As of December 31, 2004, there was no outstanding balance on our equipment line of credit and our ability to use the line to purchase equipment had expired.

NOTE 7 — LITIGATION

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

In March 2005, the Company settled an employment litigation claim in the amount of $50,000. This amount was included in accrued expenses as of December 31, 2004.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. In addition, the Company has entered into non-cancelable capital leases involving computer equipment with various expiration dates through 2007. Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Remaining portion of Fiscal 2005	$171	$2,628	$(143)	$2,485
Fiscal 2006	228	3,430	—	3,430
Fiscal 2007	97	3,406	—	3,406
Fiscal 2008	—	3,093	—	3,093
Fiscal 2009	—	2,130	—	2,130
Thereafter	—	1,331	—	1,331

Total minimum payments	496	$16,018	$(143)	$15,875
Less: amount representing interest	(38)

Present value of minimum lease payments	458
Less: current portion of capital lease obligations	(201)

Capital lease obligations, non-current	$257

Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

In conjunction with our agreement with Ness (see Note 5), Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.9 million in guarantee of Ness Technologies India, Ltd’s financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” We have recorded a $0.1 million liability equal to the estimated fair value of the guarantee, which is included in accrued expenses as of December 31, 2004.

NOTE 9 — NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended December 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended
	December 31, 2004	December 31, 2003
Net loss available to common stockholders	$(4,062)	$(3,937)

Weighted average common stock outstanding	73,067	62,034
Common stock subject to repurchase	(844)	(474)

Denominator for basic and diluted calculation	72,223	61,560

Net loss per share – basic and diluted	$(0.06)	$(0.06)

The following table sets forth the potential total outstanding common shares at December 31, 2004 and 2003, respectively, that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	Three Months Ended
	December 31, 2004	December 31, 2003
Warrants outstanding	1,662	1,850
Employee stock options	10,146	9,458
Common stock subject to repurchase	2,391	2,555

	14,199	13,863

NOTE 10 — SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $8.2 million and $7.0 million for the three months ended December 31, 2004 and 2003, respectively. License revenues for marketing solutions were approximately $0.6 million and $2.2 million for the three months ended December 31, 2004 and 2003, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues, including reimbursable out-of-pocket expenses, for enterprise solutions were approximately $10.4 million and $7.2 million for the three months ended December 31, 2004 and 2003, respectively. Service revenues, including reimbursable out-of-pocket expenses, for marketing solutions were approximately $2.4 million and $3.1 million for the three months ended December 31, 2004 and 2003, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended
	December 31, 2004	December 31, 2003
North America	$8,095	$6,346
Europe	13,566	13,203
Rest of World	16	51

	$21,677	$19,600

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31, 2004	September 30, 2004
		(Restated)
North America	$1,958	$2,034
Europe	1,214	1,203

	$3,172	$3,237

NOTE 11 — SUBSEQUENT EVENTS

Related Parties

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was approximately $0.5 million for the three months ended December 31, 2004 and accounts receivable as of December 31, 2004 were approximately $0.1 million.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth is the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $5.6 million for the three months ended December 31, 2004 and accounts receivable as of December 31, 2004 were approximately $0.1 million.

Delinquent SEC Filings

Subsequent to December 31, 2004, the Company failed to file certain required reports with the SEC on a timely basis. As a result, the NASDAQ Listing Qualifications Department notified us on February 15, 2005 that we were not in compliance with the requirements of NASDAQ Marketplace Rule 4310(c)(14), affixed an ‘E’ to the end of our trading symbol, and began delisting proceedings. We appealed this delisting to the NASDAQ Listing Qualifications Panel (the “Panel”) for a conditional listing on the NASDAQ National Market until April 22, 2005 to provide the Company with the opportunity to file its periodic reports with the SEC and become compliant with NASDAQ listing requirements.

On April 19, 2005, NASDAQ notified the Company that the Panel accepted the Company’s request to continue the NASDAQ listing. As a result, the Company must file its Form 10-Q for the quarter ended December 31, 2004 with the SEC on or before April 30, 2005 and demonstrate its compliance with all requirements to continue being listed on the NASDAQ National Market.

Suspension of Employee Stock Purchase Plan

In conjunction with the failure to file timely its periodic reports with the SEC, the Company has suspended the sale of stock under the Employee Stock Purchase Plan. Funds withheld from employee payroll, normally resulting in proceeds to the Company for newly issued shares, have been refunded to employees for the last offering period ended February 15, 2005.

Potential Damages Associated With Failure to File

In its Transition Report on Form 10-K/T filed with the SEC on March 29, 2004, the Company disclosed that it may be subject to penalties of up to $500,000 per month from February 2005 through January 2006 (the “Penalties”) payable to Acqua Wellington Opportunity I Limited (“Acqua Wellington”). In January 2004, the Company sold 4,854,368 shares of its common stock (the “Shares”) to Acqua Wellington in a private placement. As part of the sale, the Company agreed to file and keep effective with the SEC a registration statement on Form S-3 until the earlier of January 2006 or the sales of the Shares by Acqua Wellington pursuant to the effective registration statement. As a result of the Company’s failure to timely file this quarterly report for the period ended December 31, 2004, the Company could not maintain the required registration statement on Form S-3. On April 14, 2005, Acqua Wellington filed with the SEC Amendment No.1 to Schedule 13G disclosing that as of February 14, 2005 it no longer beneficially owned the Shares. Upon receipt of Acqua Wellington’s Amendment No. 1, the Company has been advised by Acqua Wellington that on May 17, 2004, it disposed of all the Shares pursuant to the registration statement on Form S-3. As a result, the Company does not have any further obligation to maintain an effective registration statement on Form S-3 for Acqua Wellington or its successor in interest and therefore is not obligated to pay any Penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2004 audited financial statements and notes thereto included in our Transition Report on Form 10-K/T for the year ended September 30, 2004 filed with the SEC on March 29, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Transition Report on Form 10-K/T . Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Beginning in late calendar 2000, the financial services and telecommunications industries entered into a steep and long economic downturn, with industry sales dropping from late 2000 through the first part of 2003. Over the past three years, our customers have focused on controlling costs and reducing risk, including constraining information technology and lines of business expenditures and requiring more favorable pricing terms from their suppliers and pursuing consolidation within their own industries. As a result of this downturn, our license fee revenues have declined 18% and 19% in fiscal 2002 and 2003, respectively.

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through the first three calendar quarters of 2004 and our first fiscal quarter of 2005 and appears to have a favorable impact, specifically in information technology spending. For the three months ended December 31, 2004, total revenues have increased on a year over year basis.

Financial Trends

Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues was 98% and 94% for the three months ended December 31, 2004 and 2003, respectively. The gross margin for the December 31, 2004 quarter is higher than in the recent past, due to a significant transaction during the quarter having nominal royalty costs. We expect license gross margin to range from 93% to 96% in the foreseeable future. Gross margin on service revenues was 42% and 40% for the three months ended December 31, 2004 and 2003, respectively.

Service revenues as a percentage of total revenues were 59% and 53% for the three months ended December 31, 2004 and 2003, respectively. We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

For the three months ended December 31, 2004 and 2003, revenues were principally derived from customer accounts in North America and Europe. For the three months ended December 31, 2004 and 2003, international revenues were $13.6 million and $13.3 million, or approximately 63% and 68% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended December 31, 2004 and 2003, North America revenues were $8.1 million and $6.3 million, or approximately 37% and 32% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. We believe North America revenues will continue to represent an increasing portion of our total revenues in future periods.

For the three months ended December 31, 2004 general and administrative expenses included significant costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. We expect these costs to continue the remainder of fiscal 2005.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended
	December 31, 2004	December 31, 2003
Revenues:
License	41%	47%
Service	59	53

Total revenues	100	100

Cost of revenues:
License	1	3
Service	35	32
Stock-based compensation	—	3
Amortization of intangible assets	—	4

Total cost of revenues	36	42

Gross profit	64	58

Operating expenses:
Sales and marketing	33	29
Research and development	22	21
General and administrative	18	7
Stock-based compensation	—	14
Amortization of intangible assets	—	1
Purchased in-process research and development	9	—
Restructuring expense	—	5

Total operating expenses	82	77

Loss from operations	(18)	(19)

Interest income (expense), net	1	—
Foreign exchange and other income (expense), net	(2)	1

Net loss before income taxes	(19)	(18)
Provision for income taxes	—	2

Net loss	(19)%	(20)%

Comparison of the Three Months Ended December 31, 2004 and 2003

Revenues

License. Total license revenues decreased to $8.8 million for the three months ended December 31, 2004 from $9.2 million, or approximately 4%, from the three months ended December 31, 2003. License revenues for enterprise solutions increased to $8.2 million for the three months ended December 31, 2004 from $7.0 million, or approximately 16%, from the three months ended December 31, 2003. This increase was primarily due to a follow-on order from an existing customer in the quarter ended December 31, 2004 that exceeded our historical average. License revenues for marketing solutions decreased to $0.6 million for the three months ended December 31, 2004 from $2.2 million, or approximately 71%, from the three months ended December 31, 2003. This decrease was due to the timing of large dollar transactions from quarter to quarter.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $12.8 million for the three months ended December 31, 2004 from $10.4 million, or approximately 24%, for the three months ended December 31, 2003. Service revenues for enterprise solutions increased to $10.4 million for the three months ended December 31, 2004 from $7.2 million, or approximately 44%, from the three months ended December 31, 2003. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues for marketing solutions were $2.4 million for the three months ended December 31, 2004, a decrease from $3.1 million, or approximately 21%, for the three months ended December 31, 2003.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $0.9 million for the three months ended December 31, 2004 from $0.6 million, or approximately 57%, for the three months ended December 31, 2003. This increase is partially due to the higher number of third party consultants working on projects.

Cost of revenues

License. Cost of license revenues decreased to $0.2 million for the three months ended December 31, 2004 from $0.6 million, or approximately 71%, for the three months ended December 31, 2003. These costs resulted in license gross margins of approximately 98% and 94% for the three months ended December 31, 2004 and 2003, respectively. The margin for the December 31, 2004 quarter is higher than in the recent past, due to a significant transaction during the quarter having nominal royalty costs. We expect cost of license revenues to remain in the range of approximately four to seven percent of license revenues.

Service. Cost of service revenues increased to $7.5 million for the three months ended December 31, 2004 from $6.2 million, or approximately 20%, for the three months ended December 31, 2003. These costs resulted in service gross margins of 42% for the three months ended December 31, 2004, and 40% for the three months ended December 31, and 2003. We expect cost of service revenues to remain at or above 40% of service revenues.

Stock-based compensation (cost of revenues). Stock-based compensation resulted in a benefit of approximately $0.1 million for the three months ended December 31, 2004 as compared to a charge of $0.7 million for the three months ended December 31, 2003. The change in stock-based compensation is mainly due to the decrease in our stock price since September 30, 2004, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.” Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles (cost of revenues). Amortization of intangible assets was $0.1 million for the three months ended December 31, 2004 compared to $0.8 million for the three months ended December 31, 2003. The amortization expense in the three months ended December 31, 2004 primarily related to the acquisition of OnDemand in April 2002. Intangibles attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during 2004. On December 21, 2004 we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. We expect total amortization expense, including amounts allocated to operating expense, on purchased intangible assets to be $1.1 million for the remaining nine months in fiscal 2005.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $7.2 million for the three months ended December 31, 2004 from $5.7 million, or approximately 27%, for the three months ended December 31, 2003. Headcount in the sales and marketing department increased approximately 18% over the prior year. The $1.5 million increase in these expenses was mainly attributable to an increase of $0.9 million in personnel related expenses due to a higher number of sales representatives in 2005, a $0.2 million increase in recruiting fees, $0.2 million of increases relating to travel and entertainment, and a $0.2 million increase in allocated costs to the department caused by the higher headcount.

Research and development. Research and development expenses increased to $4.9 million for the three months ended December 31, 2004 from $4.2 million, or approximately 16%, for the three months ended December 31, 2004. This $0.7 million increase was mainly attributable to an increase of approximately $0.6 million in research and development consulting related expenses, $0.2 million in equipment rental expenses, net of decreases in depreciation expense, $0.1 million in increased travel costs related to our outsourcing of technical support and certain sustaining engineering functions, and $0.1 million for recruiting, training and relocating staff. Offsetting the increase was the capitalization of internal salary and fringe benefit costs of approximately $0.4 million associated with the development of a banking product that were capitalized during the quarter ended December 31, 2004.

General and administrative. General and administrative expenses increased to $3.9 million for the three months ended December 31, 2004 from $1.3 million, or approximately 204%, for the three months ended December 31, 2003. The increase in these expenses was mainly attributable to an increase of $1.0 million in consulting related expenses associated with efforts to comply with the Sarbanes-Oxley Act of 2002 (“SOX”), a $0.4 million increase in professional related expenses primarily associated with accounting and legal fees associated with SOX, additional procedures relating to the material weaknesses identified at June 30, 2004 and September 30, 2004 and the change in year end. We anticipate that the higher costs associated with efforts to comply with SOX will continue for the remainder of fiscal 2005. In addition to these increases, personnel costs increased $0.7 million and recruiting costs increased $0.3 million in conjunction with new hires in the accounting and finance areas. During the three months ended December 31, 2003, taxes were reclassified to the provision for income taxes. This reclassification resulted in a $0.5 million non-recurring reduction of general and administrative expenses during the three months ended December 31, 2003.

Stock-based compensation (operating expenses). Stock-based compensation resulted in a benefit of approximately $0.1 million for the three months ended December 31, 2004 from a charge of $2.7 million for the three months ended December 31, 2003. The change in stock-based compensation is mainly due to the decrease in our stock price since March 31, 2004, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.” Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

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

For the three months ended December 31, 2004, we expensed $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ. There was no purchased in-process research and development expense for the three months ended December 31, 2003.

Amortization of intangibles (operating expenses). Amortization of intangible assets was less than $0.1 million for the three months ended December 31, 2004 compared to $0.1 million for the three months ended December 31, 2003. The $0.1 million amortization expense for the three months ended December 31, 2003 is mainly attributable to the acquisition of Prime Response in March 2001. On December 21, 2004 we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. We expect total amortization expense, including amounts allocated to cost of revenues, on purchased KiQ intangible assets to be $1.1 million for the remaining nine months in fiscal 2005.

Restructuring expenses. During the three months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America, and an associated restructuring expense was recorded. Restructuring programs were also implemented during the years ended December 31, 2003 and 2002. During the three months ended December 31, 2004, as the earned portions of severed employee retention bonus were paid, adjustments to the previously recorded estimates were recorded. These adjustments resulted in a $0.1 million benefit for the three months ended December 31, 2004 as compared to an expense of $1.0 million for the three months ended December 31, 2003. Please refer to Note 5, “Restructuring.”

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, increased to approximately $0.2 million for the three months ended December 31, 2004 from less than $0.1 million for the three months ended December 31, 2003. This increase is primarily due to interest earned on larger cash and cash equivalent balances during the three months ended December 31, 2004, and lower interest expense as no balances were outstanding on the revolving line of credit in 2004. The increase in cash balances over the prior year was due, in part, to the proceeds of $25.0 million from the sale of our common stock to Acqua Wellington in the quarter ended March 31, 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net expense of $0.4 million for the three months ended December 31, 2004 as compared to net income of $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange losses recognized during the three months ended December 31, 2004. These losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s decline in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provisions for income taxes were $0.1 million and $0.5 million for the three months ended December 31, 2004 and 2003, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and capital resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. Our cash, cash equivalents, short-term investments, restricted cash and long-term restricted cash consist principally of money market accounts, certificates of deposit and marketable equity securities consisting of auction rate securities and totaled $53.6 million and $62.1 million at December 31, 2004 and September 30, 2004, respectively, a decrease of $8.5 million. At December 31, 2004, $1.5 million of restricted cash, previously recorded as non-current, was reclassified to current assets, as the restriction expires in December of 2005.

Cash used in operating activities was $1.8 million during the three months ended December 31, 2004, which consisted primarily of our net loss of $4.1 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the KiQ acquisition, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) aggregating approximately $2.5 million and the net cash outflow effect from changes in assets and liabilities of approximately $0.2 million. This net cash inflow was primarily caused by the improved collection of accounts receivable during the quarter.

In the same quarter of the prior year, cash provided by operating activities was $3.5 million during the three months ended December 31, 2003, which consisted primarily of our net loss of $3.9 million adjusted for non-cash items (primarily depreciation, amortization and non-cash stock-based compensation expense) aggregating approximately $4.7 million and the net cash inflow effect from changes in assets and liabilities of approximately $2.7 million.

Cash used in investing activities during the three months ended December 31, 2004 was $8.1 million and primarily related to the acquisition of KiQ at December 21, 2004. Cash used in investing activities also includes $0.2 million of equipment and software purchases for both the three months ended December 31, 2004 and 2003.

Cash provided by (used in) financing activities was $0.1 million and ($1.1) million during the three months ended December 31, 2004 and 2003, respectively. In the three months ended December 31, 2004 the amount primarily relates to the proceeds from stock option exercises. For the three months ended December 31, 2003 the balance consists of $0.6 million received from stock option exercises, the collection of $0.4 million of notes receivable, and repayments of $2.1 million on the Company’s line of credit. There were no borrowings on the line of credit in 2004.

Subsequent to December 31, 2004 we have been notified by the NASDAQ Listing Qualifications Department that we were not in compliance with the requirements of certain NASDAQ rules and are subject to delisting proceedings. As a result we have suspended our Employee Stock Purchase Plan and our stock option plans are subject to “black out” restrictions. During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, these two sources of financing provided proceeds to the company in the aggregate amounts of $3.9 million, $2.3 million and $3.4 million, respectively. The timing and amounts of future cash flows to the Company from these plans is uncertain. Subsequent to December 31, 2004, funds withheld from employee payroll, normally resulting in proceeds to the Company for newly issued shares, has been refunded to employees for the current offering period ending on February 15, 2005.

Revolving line of credit

Our line of credit, which is comprised of an accounts receivable line and an equipment line with Comerica Bank expired on March 27, 2005. We received a 60-day extension on this line of credit and are currently in negotiations to obtain a new line of credit. As of December 31, 2004, there were no outstanding borrowings against the line of credit.

The terms of the line of credit require us to maintain at least a $5.0 million cash balance in Comerica Bank accounts, a quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinate any debt issuances subsequent to the effective date of the line of credit agreement.

Under the terms and conditions of the accounts receivable line, the total amount of credit is $5.0 million. The facility contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of December 31, 2004, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit. The facility also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of December 31, 2004, we had not entered into any foreign exchange forward contracts. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Borrowings under the $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding line of credit balance in December 2003 and as of December 31, 2004, there was no outstanding balance. As of December 31, 2004, the Company was in compliance with the debt covenants with the exception of filing its 2004 Form 10-K and its quarter ended December 31, 2004 Form 10-Q within time periods prescribed by the bank. Subsequently, the Company filed its 2004 Form 10-K on March 29, 2005 and obtained a waiver from the bank related to the filing of its quarter ended December 31, 2004 Form 10-Q until May 16, 2005.

Future commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. In addition, the Company has entered into non-cancelable capital leases involving computer equipment with various expiration dates through 2007. Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Remaining portion of Fiscal 2005	$171	$2,628	$(143)	$2,485
Fiscal 2006	228	3,430	—	3,430
Fiscal 2007	97	3,406	—	3,406
Fiscal 2008	—	3,093	—	3,093
Fiscal 2009	—	2,130	—	2,130
Thereafter	—	1,331	—	1,331

Total payments	496	$16,018	$(143)	$15,875

Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

As of December 31, 2004, we had approximately $1.3 million in standby letters of credit securing operating leases relating to computer equipment. Of this $1.3 million, $0.9 million of the letters of credit secure computer equipment leases for our outsourcing partner in India.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including estimating the total estimated days to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

•	Estimating valuation of the allowance for doubtful accounts;

•	Restructuring costs; and

•	Determining functional currencies for the purposes of consolidating our international operations.

We have reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. Additional information about our critical accounting policies may by found in our September 30, 2004 Form

10-K/T, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Application of Critical Accounting Policies and Use of Estimates.” We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

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

We incurred losses of $4.1 million for the three months ended December 31, 2004 and $0.4 million for the nine months ended September 30, 2004. We incurred losses of $16.4 million and $32.3 million for years ended December 31, 2003 and 2002, respectively. As of December 31, 2004, we had an accumulated deficit of $193.4 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the three months ended December 31, 2004, Barclays and Capital One accounted for 26% and 19% of our total revenues, respectively. For the three months ended December 31, 2003, the Canadian Imperial Bank of Commerce and Signal Iduna accounted for 16% and 15% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the three months ended December 31, 2004, international revenues were $13.6 million or approximately 63% of our total revenues. For the three months ended December 31, 2003, international revenues were $13.3 million or approximately 68% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

On February 15, 2005, we were notified by the NASDAQ Listing Qualifications Panel that we were not in compliance with the requirements of certain NASDAQ rules as a result of the Company’s failure to file its quarterly report on Form 10-Q for the period ended December 31, 2004 and our stock was subject to delisting from the NASDAQ National Market. On March 17, 2005, the Company attended a hearing before the Panel to request a conditional listing on the NASDAQ National Market until April 22, 2005 to provide the Company an opportunity to file its periodic reports with the SEC and become compliant with NASDAQ listing requirements. On April 19, 2005, NASDAQ notified us that the Panel accepted our request to continue the NASDAQ listing. As a result, we must file our Form 10-Q for the quarter ended December 31, 2004 with the SEC on or before April 30, 2005 and demonstrate its compliance with all requirements to continue being listed on the NASDAQ National Market. If we are delisted from NASDAQ, trading of our common stock would thereafter occur in the over-the-counter market or on the National Association of Securities Dealers, Inc. “electronic bulletin board.” As a consequence of any such delisting, the value of our common stock could be adversely affected, which could negatively affect our operations. Market liquidity for our common stock could be severely and adversely affected as a stockholder would likely find it more difficult to sell shares of our common stock or to obtain accurate quotations as to the prices of our common stock. Delisting could also result in the loss of confidence by prospective and existing customers and employees, which would further harm our business.

Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 63% and 67% of our total sales for the three months ended December 31, 2004 and 2003, respectively. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. For example, during the quarter ended September 30, 2004, our independent registered public accounting firm brought to our attention a need to increase the size and effectiveness of our finance department and management and the Audit Committee determined that, as a result of such inadequate staffing, a material weakness in our internal control over financial reporting existed. This material weakness has contributed to increased expenses and efforts required for our financial reporting. As a result of this, we have implemented and continue to implement changes, including the hiring of additional employees in our finance department, to strengthen our internal control over financial reporting in this area. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion below under the heading “Item 4. Controls and Procedures.”

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

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the three-month period ended December 31, 2004, the closing price of our common stock on the NASDAQ National Market ranged from a low of $1.78 to a high of $3.50 per share. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

Sales of our products and services in three large markets-financial services, telecommunications and retail-accounted for approximately 96% and 89% of our total revenues for the three months ended December 31, 2004 and 2003, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 59% and 53% of our total revenues for the three months ended December 31, 2004 and 2003, respectively. Gross margin on service revenues was 42% and 40% for the three months ended December 31, 2004 and 2003, respectively. License revenues comprised 41% and 47% of our total revenues for the three months ended December 31, 2004 and 2003, respectively. Gross margins on license revenues were 98% and 94% for the three months ended December 31, 2004 and 2003. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

We may be subject to an investigation by the SEC or litigation by private parties in connection with the restatement of our interim financial statements for the fiscal quarters ended March 31, June 30 and September 30, 2004.

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which were reported in our Transition Report on Form 10-K/T. As a result, the SEC may choose to begin an investigation or we may be subject to litigation, which could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or litigation, we could be required to pay penalties or damages or have other remedies imposed upon us. In addition, we could become the target of expensive securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position or cash flows.

We may encounter unexpected delays in implementing the requirements relating to internal controls and we expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with the management assessment and auditor attestation requirements. We have recently replaced the outside consultant retained by the Company as the project manager and in that process reduced the number of consultants being utilized by the Company on this project and significantly reduced the number of processes that must be documented and tested.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2004 (in thousands):

	December 31, 2004	Fair Value	Average Interest Rate
Restricted cash in short-term investments	$1,780	$1,780	2.13%
Short-term investments	$4,000	$4,000	1.25%

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

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 63% and 67% of total revenues for the three months ended December 31, 2004 and 2003, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

Item 4. Controls and Procedures.

(a) Management’s responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this quarterly report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

(b) Evaluation of disclosure controls and procedures

Based on their evaluation as of April 2005, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

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

As a result, the Audit Committee made a series of recommendations to management that it believed would address the material weakness identified, which we endorsed. Although we knew it would take some time to fully implement such recommendations, we have made substantial progress on the implementation of the recommendations relating to the material weakness in our revenue recognition controls, including the following measures:

•	Subsequent to the end of our fiscal year ended September 30, 2004, on November 17, 2004, George de Urioste was hired as our new Chief Operating Officer, and effective January 1, 2005, was also appointed the Chief Financial Officer and Principal Accounting Officer.

•	We have appointed a financial director as our Corporate Controller.

•	We have hired a full-time accounting employee to the newly-created position of Revenue Recognition Manager. This employee has significant experience and specialized expertise with revenue recognition issues involving enterprise software companies.

•	We hired full-time employees to serve in the newly-created positions of Assistant Controller and Senior Accountant.

•	We converted to a new financial information system.

Material Weakness Reported for the Quarter ended September 30, 2004

As we reported in a report filed on Form 8-K on January 4, 2005, the Board of Directors approved a change in our fiscal year end from December 31st to September 30th because management concluded in December that it would not complete documenting Chordiant’s internal control over financial reporting by December 31, 2004, and that it was unlikely that the Company could complete its assessment of design and operating effectiveness of internal control over financial reporting by April 30, 2005, the extended time period allowed by the SEC to complete this assessment. As the Board of Directors did not make the decision to change the year end until December 29, 2004, we filed a quarterly report on Form 10-Q on November 9, 2004 for the quarter ended September 30, 2004. In that report for the quarter ended September 30, 2004, we reported that in October 2004, PwC informed Chordiant and our Audit Committee that the following material weakness arose in the quarter ended September 30, 2004 with respect to our internal control over financial reporting relating to staffing of our finance department and the fact that many finance employees are new hires: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters, (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements and (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures. We agreed with PwC’s assessment. Since October 2004, we have taken the following steps to remediate the material weakness:

•	In the aggregate, we have hired five individuals to replace the members of the finance team that resigned and added six new members to the finance team to provide additional resources in the department, including two additional senior accountants, one to concentrate on accounting for consulting services revenue and expenses and one concentrating on general accounting matters. The Company’s staff now includes four certified public accountants and two chartered accountants in financial operations.

•	As discussed above, we hired a permanent chief operating officer and chief financial officer.

•	Our chief operating officer and chief financial officer has been delegated the responsibility for the Company’s compliance with SOX, including section 404. In addition:

•	We have appointed a project leader for the SOX program on a company-wide basis and individual project managers for international operations and information technology.

•	We have initiated weekly conference calls involving our lead independent director, chairman of the board of directors, chief executive officer, chief operating officer/chief financial officer, and the SOX project team to review progress against the implementation plan for section 404 and section 406 compliance.

•	We implemented an automated system to allow our professional services consultants to report their hours and expenses relating to their services electronically. This system is on line for our North American operations (for both hours and expenses) and for non-North American operations (for expenses). The system is also being implemented for hours in non-North American operations.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

Information with respect to this Item may be found in Note 7 of Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q. The information relating to the IPO Lawsuits is incorporated into this Item 1 by reference.

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

Dated: April 29, 2005

Chordiant Software, Inc.

(Registrant)

By:	/s/ George de Urioste
George de Urioste Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 10-Q for the Quarterly period ended June 30, 2004 and incorporated herein by reference)

21.1	Subsidiaries of Chordiant Software, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).