Form 10-Q
period 2005-03-31
CHORDIANT SOFTWARE INC
filed 2005-05-16
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2005 was 77,007,696.

CHORDIANT SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	March 31, 2005	September 30, 2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$35,325	$55,748
Marketable securities	4,000	4,000
Restricted cash	1,782	279
Accounts receivable, net, including $722 and $1085 due from related parties at March 31, 2005 and September 30, 2004, respectively.	15,849	20,161
Prepaid expenses and other current assets	3,578	3,097

Total current assets	60,534	83,285
Restricted cash	558	2,057
Property and equipment, net	2,867	3,237
Goodwill	32,028	24,874
Intangible assets, net	5,754	244
Other assets	3,093	1,643

Total assets	$104,834	$115,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,899	$6,394
Accrued expenses	9,656	11,681
Deferred revenue, including related party balances of $1,458 and $368 at March 31, 2005 and September 30, 2004, respectively.	17,040	18,459
Current portion of capital lease obligations	205	191

Total current liabilities	31,800	36,725
Deferred revenue, long-term	947	2,122
Long term portion of capital lease obligations	204	317

Total liabilities	32,951	39,164

Stockholders’ equity:
Common stock	77	72
Additional paid-in capital	271,587	262,703
Deferred stock-based compensation	(3,904)	(339)
Accumulated deficit	(199,040)	(189,349)
Accumulated other comprehensive income	3,163	3,089

Total stockholders’ equity	71,883	76,176

Total liabilities and stockholders’ equity	$104,834	$115,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenues:
License, including related party items aggregating $0 and $5,455 for the three months ended March 31, 2005 and 2004 and $5,307 and $5,455 for the six months ended March 31, 2005 and 2004, respectively.	$6,959	$9,305	$15,801	$18,553
Service, including related party items aggregating $484 and $657 for the three months ended March 31, 2005 and 2004 and $1,331 and $1,163 for the six months ended March 31, 2005 and 2004, respectively.	12,212	10,944	25,047	21,296

Total revenues	19,171	20,249	40,848	39,849
Cost of revenues:
License	198	342	364	916
Service	7,348	6,285	14,851	12,522
Stock—based compensation	48	209	(8)	885
Amortization of intangible assets	331	686	462	1,480

Total cost of revenues	7,925	7,522	15,669	15,803

Gross profit	11,246	12,727	25,179	24,046

Operating expenses:
Sales and marketing	6,878	6,014	14,093	11,709
Research and development	4,981	4,455	9,846	8,631
General and administrative	5,030	1,878	8,942	3,169
Stock—based compensation	140	500	35	3,171
Amortization of intangible assets	93	94	117	190
Purchased in-process research and development	—	—	1,940	—
Restructuring expense (reversal)	26	(32)	(97)	996

Total operating expenses	17,148	12,909	34,876	27,866

Loss from operations	(5,902)	(182)	(9,697)	(3,820)
Interest income, net	182	210	392	227
Other income (expense), net	166	(174)	(231)	(33)

Net loss before income taxes	(5,554)	(146)	(9,536)	(3,626)
Provision for income taxes	75	208	155	665

Net loss	$(5,629)	$(354)	$(9,691)	$(4,291)

Other comprehensive income:
Foreign currency translation gain (loss)	(564)	(23)	74	1,112

Comprehensive loss	$(6,193)	$(377)	$(9,617)	$(3,179)

Net loss per share—basic and diluted	$(0.08)	$(0.01)	$(0.13)	$(0.07)

Weighted average shares used in computing basic and diluted loss per share	74,745	67,655	73,464	64,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(9,691)	$(4,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	737	967
Amortization of intangibles	579	1,670
Purchased in-process research and development	1,940	—
Non-cash stock-based compensation expense	27	3,657
Provision for doubtful accounts	(13)	—
Warrants issued to customers	(52)	90
Loss on disposal of assets	—	11
Other non-cash charges	128	157
Changes in assets and liabilities net of effect of acquisition:
Accounts receivable	4,925	2,032
Prepaid expenses and other current assets	(469)	359
Other assets	(1,437)	244
Accounts payable	(3,736)	1,090
Accrued expenses	(525)	1,262
Deferred revenue	(3,327)	(3,542)
Other liabilities	—	(90)

Net cash provided by (used in) operating activities	(10,914)	3,616

Cash flows from investing activities:
Property and equipment purchases, net	(340)	(367)
Release of restricted cash	(5)	—
Purchase of marketable securities available for sale	—	(1,500)
Cash used for acquisition, net of cash acquired	(9,817)	—

Net cash used for investing activities	(10,162)	(1,867)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	24,864
Proceeds from exercise of stock options	168	2,257
Proceeds from the issuance of common stock for Employee Stock Purchase Plan	—	1,072
Payment on capital leases	(100)	—
Collection of notes receivable	—	400
Repayment of borrowings	—	(2,131)

Net cash provided by financing activities	68	26,462

Effect of exchange rate changes	585	1,979

Net increase (decrease) in cash and cash equivalents	(20,423)	30,190

Cash and cash equivalents at beginning of period	55,748	32,094

Cash and cash equivalents at end of period	$35,325	$62,284

Non cash investing activities:
Fair value of assets acquired in acquisition	$1,063	—
Liabilities acquired in acquisition	$477	—
Issuance of common stock in connection with acquisition	$9,444	—

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

Change in year end

On December 29, 2004, Chordiant Software’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The three and six months ended March 31, 2005 reported by the Company in this Quarterly Report on Form 10-Q relate to the fiscal year ending September 30, 2005. The six month period ended March 31, 2004 includes the three month period ended December 31, 2003 previously included in our annual results for that year and the restated three month period ended March 31, 2004.

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

Restricted cash

At March 31, 2005 and September 30, 2004, we had interest bearing certificates of deposit aggregating $0.6 million classified as long-term restricted cash and $0.3 million classified as short-term restricted cash. These balances primarily relate to funds pledged as collateral for letters of credit against certain lease obligations. As of March 31, 2005 and September 30, 2004, we also had a balance of $1.5 million in the form of cash equivalents which is restricted from withdrawal. This balance serves as a security deposit in a long-term, post-contract customer support revenue transaction expiring on December 31, 2005 and accordingly, it has been reclassified from non-current to current assets as of December 31, 2004.

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

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net loss — as reported	$(5,629)	$(354)	$(9,691)	$(4,291)

Add: Stock-based compensation expense included in reported net loss	188	134	26	3,283
Less: Stock-based compensation expense determined under fair value method	1,022	1,128	2,320	3,249

Net loss – pro forma	$(6,463)	$(1,348)	$(11,985)	$(4,257)

Basic and diluted net loss per share — as reported	$(0.08)	$(0.01)	$(0.13)	$(0.07)

Basic and diluted net loss per share – pro forma	$(0.09)	$(0.02)	$(0.16)	$(0.07)

Weighted average shares	74,745	67,655	73,464	64,303

Under SFAS No. 123, the fair value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Expected lives in years
Stock options	3.0	2.8	2.5	3.0
Employee stock purchase plan	N/A	1.5	N/A	1.5
Risk free interest rates
Stock options	3.3%	2.0%	3.0%	2.3%
Employee stock purchase plan	N/A	1.9	N/A	1.9
Volatility
Stock options	80%	100%	88%	100%
Employee stock purchase plan	N/A	70%	N/A	70%
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$1.12	$3.08	$1.16	$2.72
Weighted average fair value of purchase rights under employee stock purchase plan	N/A	$0.36	N/A	$0.36

The employee stock purchase plan was suspended in February 2005 and all funds withheld from employee payroll were refunded. As a result, there were no stock purchases under the employee stock purchase plan for the three and six months ended March 31, 2005.

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

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Stock-based compensation expense (benefit):
Cost of revenues - service	$48	$209	$(8)	$885
Sales and marketing	53	271	39	956
Research and development	58	338	(3)	1,198
General and administrative	29	(109)	(1)	1,017

Total stock-based compensation expense	$188	$709	$27	$4,056

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

The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within six months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. Variable accounting ceased upon cancellation of the tendered options. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. The remaining unearned stock-based compensation expense associated with the Eligible Options amounted to less than $0.1 million as of March 31, 2005. Due to the decline in our stock price, for the three months ended March 31, 2005, a credit of ($0.2) million was recorded as stock-based compensation expense. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon the change in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges or credits in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

In September 2001, we issued warrants to Accenture plc to purchase up to 600,000 shares of our common stock subject to performance-based vesting. No warrants have vested through March 31, 2005.

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

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Capital One	32%	*	25%	*
Time Warner	11%	*	*	*
Barclays	*	30%	14%	16%
Canadian Imperial Bank of Commerce	*	12%	*	14%
Royal Bank of Scotland	*	16%	*	10%

*	Represents less than 10% of revenue

At March 31, 2005, Capital One and Time Warner Cable accounted for approximately 24% and 16% of accounts receivable, respectively. At September 30, 2004, Time Warner Cable, Capital One and Canadian Imperial Bank of Commerce accounted for approximately 24%, 22% and 12% of accounts receivable, respectively.

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new products is generally short and software development costs qualifying for capitalization are insignificant. During the quarter ended September 30, 2004, technological feasibility for a licensed banking product was established through the completion of a detailed program design. As a result, as of March 31, 2005, costs aggregating $2.0 million associated with this product have been capitalized and included in Other Assets. No amortization expense relating to this product has been recorded as the product development was still in progress at March 31, 2005. Amortization in future periods will be calculated as the greater of (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for the product or (b) the straight-line method over the remaining estimated economic life of the product.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective October 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123(R). The Company has not yet determined the method of adoption or the effect, however expects the adoption of SFAS 123R to have a material adverse effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt FAS 153 in fiscal 2005 and is currently evaluating the effect. Its adoption is not expected to have a material effect on the Company’s financial position or financial statements.

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

NOTE 3 — BALANCE SHEET COMPONENTS

The main components of accounts receivable, net are as follows (in thousands):

	March 31, 2005	September 30, 2004
		(Restated)
Accounts receivable, net:
Accounts receivable	$15,970	$20,272
Less: allowances for doubtful accounts and credits	(121)	(111)

	$15,849	$20,161

The main components of accrued expenses are as follows (in thousands):

	March 31, 2005	September 30, 2004
		(Restated)
Accrued expenses:
Accrued payroll and related expenses	$4,781	$4,919
Accrued restructuring expenses	2,661	3,368
Other accrued liabilities	2,214	3,394

	$9,656	$11,681

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	March 31, 2005			September 30, 2004
					(Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(2,624)	$4,280	$2,374	$(2,162)	$212
Purchased technologies	7,162	(7,162)	—	7,162	(7,162)	—
Customer list	1,750	(276)	1,474	190	(158)	32
Tradenames	982	(982)	—	982	(982)	—

	$16,798	$(11,044)	$5,754	$10,708	$(10,464)	$244

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: developed technologies-one and one half to five years; purchased technologies-three years; tradenames-three to five years; customer list-three to five years. Aggregate amortization expense for intangible assets totaled $0.4 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively, and $0.6 million and $1.7 million for the six months ended March 31, 2005 and 2004, respectively. We expect amortization expense on acquired intangible assets as of March 31, 2005 to be $0.6 million for the remaining six months in fiscal 2005, $1.2 million in fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

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

The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of December 21, 2004. The table below summarizes the total purchase price for the acquisition (in thousands, except share and per share data):

Acquisition date	December 21, 2004
Shares issued	4,352,084
Average per share value used to value the share consideration	$2.17
Purchase price:
Value of shares issued	$9,444
Cash in consideration of cancelled options	1,049
Cash	8,604
Direct acquisition costs	935

Total purchase price	$20,032

For reporting purposes, the value of the shares issued was determined based on the weighted average value of our stock’s market price, two days before, the day of, and two days after the date the terms of the acquisition were agreed upon and announced.

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

It is anticipated that the two principal sellers, in addition to other employees of KiQ, will remain our employees. We issued 1,964,279 shares of our common stock to the two principal sellers, which we are allowed to buy back from them at a price of $.001 per share if their employment is terminated under certain circumstances. Our right to repurchase these shares diminishes on a monthly basis in accordance with a 30 month vesting schedule which begins on the acquisition date. We are recognizing the $4.3 million deferred compensation as stock-based compensation expense over the period of the vesting schedule. As of March 31, 2005, the unamortized balance of deferred stock-based compensation was $3.9 million.

The value of the developed, core technology was determined by estimating the projected net cash flows related to products which are or anticipated to be commercialized based on this technology, less any estimated cost to complete commercialization. A discount rate of 20% was then applied to the projected cash flows associated with the developed, core technology to determine the net present value. We are amortizing the intangible asset related to the developed, core technology over a period of five years.

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

The operating results of KiQ have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the six months ended March 31, 2005, and March 31, 2004 as if the acquisition of KiQ had occurred on October 1, 2003, after giving effect to purchase accounting adjustments. The purchased in-process research and development of $1.9 million has not been included in the pro forma results of operations for the six months ended March 31, 2005 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Pro forma adjusted total revenue	$41,742	$41,365
Pro forma adjusted net loss	$(8,940)	$(5,259)
Pro forma adjusted net loss per share—basic and diluted	$(0.12)	$(0.08)
Pro forma weighted average shares—basic and diluted	74,681	66,874

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

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003 wherein Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function which serves as the interface between technical product support and our internal engineering organization, product testing services, and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee that declines over time. At March 31, 2005 the estimated fee was $0.7 million. The maximum termination fee is initially equal to three months of fees, declining to zero after 30 months. On March 15, 2005, the Company expanded its agreement with Ness whereby Ness will provide certain additional technical and consulting services. The additional agreement cannot be cancelled before October 25, 2005 and obligates the Company to purchase approximately $0.3 million of services.

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

Consolidation of excess facilities

Included in accrued restructuring as of March 31, 2005 are the estimated future obligations for non-cancelable lease payments for the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. These costs are offset by estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

A summary of the activity of accrued restructuring for the six months ended March 31, 2005 is as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at September 30, 2004 (Restated)	$2,781	$587	$3,368
Provision adjustments (1)	—	(97)	(97)
Non-cash	—	10	10
Cash paid	(202)	(418)	(620)

Reserve balance at March 31, 2005	$2,579	$82	$2,661

(1)	Provision adjustments relate to a change in estimates.

As of March 31, 2005, $2.7 million related to the restructuring reserve is included in accrued expenses on the balance sheet. Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011. However, management will seek ways to exit the facilities earlier if economically feasible. The remaining accrual primarily relates to the termination and/or sublease of our excess facilities and to severance and other benefits for impacted employees.

NOTE 6 — BORROWINGS

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to July 27, 2005, is comprised of a $5.0 million accounts receivable line and a $2.5 million equipment line. The terms of the line of credit require us to maintain a minimum quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinated debt issuances subsequent to the effective date of the line of credit agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of March 31, 2005, the Company was in compliance with the respective debt covenants, with the exception of filing its quarter ended December 31, 2004 Form 10-Q within time periods prescribed by the bank. Subsequently, the Company filed its ended December 31, 2004 Form 10-Q on April 29, 2005 and obtained a waiver from the bank related to the filing of its quarter ended March 31, 2005 Form 10-Q until June 1, 2005.

The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of March 31, 2005, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit of which $0.9 million serves as collateral for computer equipment leases for our outsourcing partner in India (See Note 5). The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of March 31, 2005, we had not entered into any foreign exchange forward contracts.

Borrowings under the accounts receivable line of credit would bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. As of March 31, 2005, there was no outstanding balance on our accounts receivable line of credit.

As of March 31, 2005, there was no outstanding balance on our equipment line of credit and our ability to use the line to purchase equipment had expired on March 27, 2004.

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

In a prior period a former sales employee of the Company’s subsidiary in France filed a lawsuit against the Company claiming his termination was an unfair dismissal. The former employee offered to settle his claims against the Company in return for the Company’s payment of €75,000. The Company estimates that its range of possible loss is from no loss to the full amount the court could award the plaintiff. The Company believes it has valid defenses for such claims and intends to vigorously defend itself in the matter.

In March 2005, the Company settled an employment litigation claim in the amount of $50,000. This amount was included in accrued expenses as of September 30, 2004 and was paid prior to March 31, 2005.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. In addition, the Company has entered into non-cancelable capital leases involving computer equipment with various expiration dates through 2007. Future minimum lease payments under non-cancelable capital and operating leases as of March 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Remaining portion of Fiscal 2005	$114	$1,715	$(179)	$1,536
Fiscal 2006	228	3,387	(306)	3,081
Fiscal 2007	97	3,353	—	3,353
Fiscal 2008	—	3,060	—	3,060
Fiscal 2009	—	2,102	—	2,102
Thereafter	—	1,320	—	1,320

Total minimum payments	439	$14,937	$(485)	$14,452
Less: amount representing interest	(30)

Present value of minimum lease payments	409
Less: current portion of capital lease obligations	(205)

Capital lease obligations, non-current	$204

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

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” We have recorded a $0.1 million liability equal to the estimated fair value of the guarantee, which is included in accrued expenses as of March 31, 2005.

NOTE 9 — NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes potential shares of common stock unless their effect is anti-dilutive. Potential shares of common stock consist of common shares issuable upon the exercise of stock options (using the treasury stock method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net loss available to common stockholders	$(5,629)	$(354)	$(9,691)	$(4,291)

Weighted average common stock outstanding	77,004	69,488	75,014	67,176
Common stock subject to repurchase	(2,259)	(1,833)	(1,550)	(2,873)

Denominator for basic and diluted calculation	74,745	67,655	73,464	64,303

Net loss per share – basic and diluted	$(0.08)	$(0.01)	$(0.13)	$(0.07)

The following table sets forth the potential total outstanding common shares as of March 31, 2005 and 2004, respectively, that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	March 31, 2005	March 31, 2004
Warrants outstanding	1,662	1,662
Employee stock options	9,688	8,171
Common stock subject to repurchase	2,096	1,833

	13,446	11,666

NOTE 10 — SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $6.1 million and $9.0 million for the three months ended March 31, 2005 and 2004, respectively. License revenues for marketing solutions were approximately $0.6 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues, including reimbursable out-of-pocket expenses, for enterprise solutions were approximately $9.5 million and $7.9 million for the three months ended March 31, 2005 and 2004, respectively. Service revenues, including reimbursable out-of-pocket expenses, for marketing solutions were approximately $2.6 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
North America	$10,932	$3,286	$19,063	$9,633
Europe	8,239	16,908	21,785	30,110
Rest of World	—	55	—	106

	$19,171	$20,249	$40,848	$39,849

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	March 31, 2005	September 30, 2004
		(Restated)
North America	$1,814	$2,034
Europe	1,053	1,203

	$2,867	$3,237

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN

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

NOTE 12 — RELATED PARTIES

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was approximately $0.1 million and $0.6 million for the three and six months ended March 31, 2005, respectively, and accounts receivable as of March 31, 2005 were approximately $0.5 million.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth is the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $0.4 million and $6.0 million for the three and six months ended March 31, 2005, respectively, and accounts receivable as of March 31, 2005 were approximately $0.2 million.

NOTE 13 — SUBSEQUENT EVENTS

Delinquent SEC Filings

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

On April 19, 2005, NASDAQ notified the Company that the Panel granted the Company’s request to continue the NASDAQ listing. As a result, the Company was required to file its Form 10-Q for the quarter ended December 31, 2004 with the SEC on or before April 30, 2005 and demonstrate its compliance with all requirements to continue being listed on the NASDAQ National Market. The Company filed its Form 10-Q for the quarter ended December 31, 2004 with the SEC on April 29, 2005. The affixed “E” was removed from the end of our trading symbol on May 11, 2005.

Potential Damages Associated With Failure to File

In its Transition Report on Form 10-K/T filed with the SEC on March 29, 2005, the Company disclosed that it may be subject to penalties of up to $500,000 per month from February 2005 through January 2006 (the “Penalties”) payable to Acqua Wellington Opportunity I Limited (“Acqua Wellington”). In January 2004, the Company sold 4,854,368 shares of its common stock (the “Shares”) to Acqua Wellington in a private placement. As part of the sale, the Company agreed to file and keep effective with the SEC a registration statement on Form S-3 until the earlier of January 2006 or the sales of the Shares by Acqua Wellington pursuant to the effective registration statement. As a result of the Company’s failure to timely file its quarterly report for the period ended December 31, 2004, the Company could not maintain the required registration statement on Form S-3. On April 14, 2005, Acqua Wellington filed with the SEC Amendment No.1 to Schedule 13G disclosing that as of February 14, 2005 it no longer beneficially owned the Shares. Upon receipt of Acqua Wellington’s Amendment No. 1, the Company has been advised by Acqua Wellington that on May 17, 2004, it disposed of all the Shares pursuant to the registration statement on Form S-3. As a result, the Company does not have any further obligation to maintain an effective registration statement on Form S-3 for Acqua Wellington or its successor in interest and therefore is not obligated to pay any Penalties.

Revolving line of credit and commitments

In May 2005, the Company committed to issue an additional standby commercial letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments as collateral for computer equipment leases in conjunction with our agreement with Ness. See Note 6 and 8.

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through the first three calendar quarters of 2004 and our two fiscal quarters of 2005 and appears to have had a favorable impact, specifically in information technology spending. For the nine months ended September 30, 2004 our revenues increased 25% as compared to the nine month period ended September 30, 2003. For the six months ended March 31, 2005 our revenues have increased 3% as compared to the six months ended March 31, 2004.

Financial Trends

Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues was 97% and 96% for the three months ended March 31, 2005 and 2004, respectively, and 98% and 95% for the six months ended March 31, 2005 and 2004, respectively. The gross margin for the March 31, 2005 quarter is higher than in the recent past, due to the revenues relating to marketing solution and decision management products, for which there is no significant corresponding royalty expense. We expect license gross margin to range from 93% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold, with certain of the enterprise solution products having higher associated royalties payable to third parties. Gross margin on service revenues was 40% and 43% for the three months ended March 31, 2005 and 2004, respectively, and 41% for each of the six months ended March 31, 2005 and 2004.

Service revenues as a percentage of total revenues were 64% and 54% for the three months ended March 31, 2005 and 2004, respectively, and 61% and 53% for the six months ended March 31, 2005 and 2004, respectively. We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

For the three and six months ended March 31, 2005 and 2004, revenues were principally derived from customer accounts in North America and Europe. For the three months ended March 31, 2005 and 2004, international revenues were $8.2 million and $16.9 million, or approximately 43% and 84% of our total revenues, respectively, and were $21.8 million and $30.2 million for the six months ended March 31, 2005 and 2004, or approximately 53% and 76% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended March 31, 2005 and 2004, North America revenues were $10.9 million and $3.3 million, or approximately 57% and 16% of our total revenues, respectively. For the six months ended March 31, 2005 and 2004, North America revenues were $19.0 million and $9.6 million, or approximately 47% and 24% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. We believe North America revenues will continue to represent an increasing portion of our total revenues in future periods.

On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company with branch offices in the Netherlands (“KiQ”), specializing in the development and sales of decision management systems. The three month period ended March 31, 2005 is the first full fiscal quarter to include the revenues and expenses of KiQ. The acquisition resulted in an increase to the Company’s headcount of approximately 23 employees as of March 31, 2005. The majority of these individuals are in the Cost of Service and Research and Development areas, accordingly personnel costs are now higher in these categories.

For the three and six months ended March 31, 2005 general and administrative expenses included significant professional services costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. We expect these costs to continue for the remainder of fiscal 2005.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenues:
License	36%	46%	39%	47%
Service	64	54	61	53

Total revenues	100	100	100	100
Cost of revenues:
License	1	2	1	2
Service	38	31	36	32
Stock-based compensation	—	1	—	2
Amortization of intangible assets	2	3	1	4

Total cost of revenues	41	37	38	40

Gross profit	59	63	62	60

Operating expenses:
Sales and marketing	36	30	35	29
Research and development	26	22	24	22
General and administrative	26	9	22	8
Stock-based compensation	1	3	—	8
Amortization of intangible assets	1	—	—	—
Purchased in-process research and development	—	—	5	—
Restructuring expense	—	—	—	3

Total operating expenses	90	64	86	70

Loss from operations	(31)	(1)	(24)	(10)
Interest income (expense), net	1	1	1	1
Foreign exchange and other income (expense), net	1	(1)	—	—

Net loss before income taxes	(29)	(1)	(23)	(9)
Provision for income taxes	—	1	1	2

Net loss	(29)%	(2)%	(24)%	(11)%

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues

License. Total license revenues decreased to $7.0 million for the three months ended March 31, 2005, from $9.3 million, or approximately 25%, from the three months ended March 31, 2004. License revenues for enterprise solutions decreased to $6.1 million for the three months ended March 31, 2005 from $9.0 million, or approximately 32%, from the three months ended March 31, 2004. This decrease was primarily due to the timing of revenues accounted for under the percentage-of-completion method of accounting during the quarter ended March 31, 2005. License revenues for marketing solutions increased to $0.6 million for the three months ended March 31, 2005 from $0.3 million, or approximately 100%, from the three months ended March 31, 2004. This increase was due to the timing of transactions from quarter to quarter. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.2 million for the three months ended March 31, 2005.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $12.2 million for the three months ended March 31, 2005 from $10.9 million, or approximately 12%, for the three months ended March 31, 2004. Service revenues for enterprise solutions increased to $9.5 million for the three months ended March 31, 2005 from $7.9 million, or approximately 20%, from the three months ended March 31, 2004. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues for marketing solutions were $2.6 million for the three months ended March 31, 2005, a decrease from $3.0 million, or approximately 13%, for the three months ended March 31, 2004. Service revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.2 million for the three months ended March 31, 2005.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $0.8 million for the three months ended March 31, 2005 from $0.5 million, or approximately 52%, for the three months ended March 31, 2004. This increase is primarily due to the higher number of third party consultants working on projects.

Cost of revenues

License. Cost of license revenues decreased to $0.2 million for the three months ended March 31, 2005 from $0.3 million, or approximately 42%, for the three months ended March 31, 2004. These costs resulted in license gross margins of approximately 97% and 96% for the three months ended March 31, 2005 and 2004, respectively. The margin for the March 31, 2005 quarter is higher than in the recent past, due to the revenues relating to marketing solution and decision management products, for which there is no significant corresponding royalty expense.

Service. Cost of service revenues increased to $7.3 million for the three months ended March 31, 2005 from $6.3 million, or approximately 17%, for the three months ended March 31, 2004. These costs resulted in service gross margins of 40% for the three months ended March 31, 2005, and 43% for the three months ended March 31, 2004. We expect cost of service revenues to remain at or above 50% of service revenues.

Stock-based compensation (cost of revenues). Stock-based compensation was less than $0.1 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.4 million relating to the amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.2 million benefit associated with variable accounting. The change in the stock-based compensation or benefit during a period is mainly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.” Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles (cost of revenues). Amortization of intangible assets was $0.3 million for the three months ended March 31, 2005 compared to $0.7 million for the three months ended March 31, 2004. The amortization expense in the three months ended March 31, 2004 primarily related to the acquisition of OnDemand in April 2002. Intangibles attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during 2004. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. We expect total amortization expense, including amounts allocated to operating expense, on purchased intangible assets to be $0.6 million for the remaining six months in fiscal 2005.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $6.9 million for the three months ended March 31, 2005 from $6.0 million, or approximately 14%, for the three months ended March 31, 2004. The $0.9 million increase in these expenses was mainly attributable to an increase of $0.7 million in personnel related expenses and a $0.2 million increase in travel costs due a higher number of sales representatives. Headcount in the sales and marketing department increased approximately 16% over the prior year.

Research and development. Research and development expenses increased to $5.0 million for the three months ended March 31, 2005 from $4.5 million, or approximately 12%, for the three months ended March 31, 2004. This $0.5 million increase was mainly attributable to an increase of approximately $0.5 million in research and development consulting expenses and a $0.1 million increase in travel costs related to our outsourcing of technical support and certain sustaining engineering functions. Personnel costs also increased $0.2 million primarily due to the addition of KiQ employees. Offsetting these increases was the capitalization of internal salary and fringe benefit costs of approximately $0.4 million associated with software development costs relating to a banking product that were capitalized during the quarter ended March 31, 2005.

General and administrative. General and administrative expenses increased to $5.0 million for the three months ended March 31, 2005 from 1.9 million, or approximately 168%, for the three months ended March 31, 2004. The increase in these expenses was mainly attributable to an increase of $1.5 million in consulting related expenses associated with efforts to comply with the Sarbanes-Oxley Act of 2002 (“SOX”), and a $0.8 million increase in professional service fees, primarily associated with accounting and legal fees associated with SOX, additional procedures required in conjunction with the material weaknesses identified at June 30, 2004 and September 30, 2004 and additional fees related to the restatement of our prior year results. We anticipate that the higher costs associated with efforts to comply with SOX will continue for the remainder of fiscal 2005. In addition to these increases, personnel costs increased $0.4 million in conjunction with new hires in the accounting and finance areas. Due to the higher general and administrative headcounts, the allocation of common costs to the department also increased by $0.2 million.

Stock-based compensation (operating expenses). Stock-based compensation was approximately $0.1 million for the three months ended March 31, 2005 compared to $0.5 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.4 million relating to the amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.2 million benefit associated with variable accounting. The change in the stock-based compensation or benefit during a period is mainly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.” Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles (operating expenses). Amortization of intangible assets was approximately $0.1 million for each of the three months ended March 31, 2005 and March 31, 2004. On December 21, 2004 we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. We expect total amortization expense, including amounts allocated to cost of revenues, on purchased KiQ intangible assets to be $0.6 million for the remaining six months in fiscal 2005.

Restructuring expenses. During the three months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America, and an associated restructuring expense was recorded. Restructuring programs were also implemented during the years ended December 31, 2003 and 2002. During the three months ended March 31, 2005, as the earned portions of severed employee retention bonus were paid, adjustments to the previously recorded estimates were recorded. These adjustments resulted in less than $0.1 million charge for the three months ended March 31, 2005 compared to a benefit of less than $0.1 million for the three months ended March 31, 2004. Please refer to Note 5, “Restructuring.”

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, was approximately $0.2 million for each of the three months ended March 31, 2005 and March 31, 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net income of $0.2 million for the three months ended March 31, 2005 as compared to net expense of $0.2 million for the same period in the prior year. The change is primarily attributable to currency exchange gains recognized during the three months ended March 31, 2005. These gains are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s increase in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provisions for income taxes were $0.1 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Six Months Ended March 31, 2005 and 2004

Revenues

License. Total license revenues decreased to $15.8 million for the six months ended March 31, 2005, from $18.6 million, or approximately 15%, from the six months ended March 31, 2004. License revenues for enterprise solutions decreased to $14.4 million for the six months ended March 31, 2005 from $16.1 million, or approximately 11%, from the six months ended March 31, 2004. This decrease was primarily due to the timing of revenues accounted for under the percentage-of-completion method of accounting. License revenues for marketing solutions decreased to $1.1 million for the six months ended March 31, 2005 from $2.5 million, or approximately 56%, from the six months ended March 31, 2004. This decrease was due to the timing of large dollar transactions from six-month period to six-month period. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.2 million for the six months ended March 31, 2005.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $25.0 million for the six months ended March 31, 2005 from $21.3 million, or approximately 18%, for the six months ended March 31, 2004. Service revenues for enterprise solutions increased to $18.3 million for the six months ended March 31, 2005 from $14.2 million, or approximately 29%, from the six months ended December 31, 2004. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues for marketing solutions were $4.9 million for the six months ended March 31, 2005, a decrease from $5.9 million, or approximately 17%, for the six months ended December 31, 2004. Service revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.2 million for the six months ended March 31, 2005.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $1.4 million for the six months ended March 31, 2005 from $0.9 million, or approximately 56%, for the six months ended December 31, 2004. This increase is primarily due to the higher number of third party consultants working on projects.

Cost of revenues

License. Cost of license revenues decreased to $0.4 million for the six months ended March 31, 2005 from $0.9 million, or approximately 60%, for the six months ended March 31, 2004. These costs resulted in license gross margins of approximately 98% and 95% for the six months ended March 31, 2005 and 2004, respectively. The margin for the six month period ended March 31, 2005 is higher than in the recent past, due to the revenues relating to marketing solution and decision management products, for which there is no significant corresponding royalty expense.

Service. Cost of service revenues increased to $14.9 million for the six months ended March 31, 2005 from $12.5 million, or approximately 19%, for the six months ended March 31, 2004. These costs resulted in service gross margins of 41% for each of the six months ended March 31, 2005 and March 31, 2004.

Stock-based compensation (cost of revenues). Stock-based compensation resulted in a benefit of less than $0.1 million for the six months ended March 31, 2005 as compared to a charge of $0.9 million for the six months ended March 31, 2004. For the six months ended March 31, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.5 million relating to the amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.4 million benefit associated with variable accounting. The change in the stock-based compensation or benefit during a period is mainly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.” Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles (cost of revenues). Amortization of intangible assets was $0.5 million for the six months ended March 31, 2005 compared to $1.5 million for the six months ended March 31, 2004. The amortization expense in the six months ended March 31, 2004 primarily related to the acquisition of OnDemand in April 2002. Intangibles attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during 2004. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $14.1 million for the six months ended March 31, 2005 from $11.7 million, or approximately 20%, for the six months ended March 31, 2004. The $2.4 million increase in these expenses was mainly attributable to an increase of $1.6 million in personnel related expenses and a $0.5 million increase in travel costs due a higher number of sales representatives. Headcount in the sales and marketing department increased approximately 16% over the prior year.

Research and development. Research and development expenses increased to $9.8 million for the six months ended March 31, 2005 from $8.6 million, or approximately 14%, for the six months ended March 31, 2005. This $1.2 million increase was mainly attributable to an increase of approximately $1.1 million in research and development consulting expenses and a $0.2 million increase in travel costs related to our outsourcing of technical support and certain sustaining engineering functions. Personnel costs also increased $0.6 million, in part due to the addition of KiQ employees. Offsetting these increases was the capitalization of internal salary and fringe benefit costs of approximately $0.7 million associated with the development of a banking product that were capitalized during the six months ended March 31, 2005.

General and administrative. General and administrative expenses increased to $8.9 million for the six months ended March 31, 2005 from $3.2 million, or approximately 182%, for the six months ended March 31, 2004. The increase in these expenses was mainly attributable to an increase of $2.4 million in consulting related expenses associated with efforts to comply with SOX, and a $1.3 million increase in professional service fees, primarily associated with accounting and legal fees associated with SOX, additional procedures required in conjunction with the material weaknesses identified at June 30, 2004 and September 30, 2004 and additional fees related to the restatement of our prior year results. We anticipate that the higher costs associated with efforts to comply with SOX will continue for the remainder of fiscal 2005. In addition to these increases, personnel costs increased $1.0 million in conjunction with new hires in the accounting and finance areas. Due to the higher general and administrative headcounts, the allocation of common costs to the department also increased by $0.2 million. During the six months ended March 31, 2004, taxes were reclassified to the provision for income taxes. This reclassification resulted in a $0.5 million non-recurring reduction of general and administrative expenses during the six months ended March 31, 2004.

Stock-based compensation (operating expenses). Stock-based compensation was less than $0.1 million for the six months ended March 31, 2005 compared to $3.2 million for the six months ended March 31, 2004. For the six months ended March 31, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.5 million relating to the amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.4 million benefit associated with variable accounting. The change in the stock-based compensation or benefit during a period is mainly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.” Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

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

For the six months ended March 31, 2005, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ. There was no purchased in-process research and development expense for the six months ended March 31, 2004.

Amortization of intangibles (operating expenses). Amortization of intangible assets was $0.1 million for the six months ended March 31, 2005 compared to $0.2 million for the six months ended March 31, 2004. The $0.2 million amortization expense for the six months ended March 31, 2004 is mainly attributable to the acquisition of Prime Response in March 2001. On December 21, 2004 we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009.

Restructuring expenses. During the six months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America, and an associated restructuring expense was recorded. Restructuring programs were also implemented during the years ended December 31, 2003 and 2002. During the six months ended March 31, 2005, as the earned portions of severed employee retention bonus were paid, adjustments to the previously recorded estimates were recorded. These adjustments resulted in a $0.1 million benefit for the six months ended March 31, 2005 as compared to an expense of $1.0 million for the six months ended March 31, 2004. Please refer to Note 5, “Restructuring.”

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, increased to approximately $0.4 million for the six months ended March 31, 2005 from $0.2 million for the six months ended March 31, 2004. This increase is primarily due to interest earned on larger cash and cash equivalent balances during the six months ended March 31, 2005 and lower interest expense as no balances were outstanding on the revolving line of credit in 2004. The increase in average cash balances over the prior year was due, in part, to the proceeds of $25.0 million from the sale of our common stock to Acqua Wellington received in January 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net expense of $0.2 million for the six months ended March 31, 2005 as compared to less than $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains and losses recognized during the six months ended March 31, 2005 and 2004. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provisions for income taxes were $0.2 million and $0.7 million for the six months ended March 31, 2005 and 2004, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and capital resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. Our cash, cash equivalents, short-term investments, restricted cash and long-term restricted cash consist principally of money market accounts, certificates of deposit and auction rate securities and totaled $41.7 million and $62.1 million at March 31, 2005 and September 30, 2004, respectively, a decrease of $20.4 million. At March 31, 2005, $1.5 million of restricted cash, previously recorded as non-current at September 30, 2004, had been reclassified to current, as the restriction expires in December of 2005.

Cash used in operating activities was $10.9 million during the six months ended March 31, 2005, which consisted primarily of our net loss of $9.7 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the KiQ acquisition, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) aggregating approximately $3.4 million and the net cash outflow effect from changes in assets and liabilities of approximately $4.6 million. This net cash outflow was primarily caused by the payment of accounts payable and accrued expenses, offset by improved collection of accounts receivable during the six month period.

During the six months ended March 31, 2004, cash provided by operating activities was $3.6 million, which consisted primarily of our net loss of $4.3 million adjusted for non-cash items (primarily depreciation, amortization and non-cash stock-based compensation expense) aggregating approximately $6.5 million and the net cash inflow effect from changes in assets and liabilities of approximately $1.4 million.

Cash used in investing activities during the six months ended March 31, 2005 was $10.1 million and primarily related to the acquisition of KiQ at December 21, 2004. Cash used in investing during the six months ended March 31, 2004 was $1.9 million and primarily related to the purchase of marketable securities. Cash used in investing activities also includes $0.3 and $0.4 million of equipment and software purchases for the six months ended March 31, 2005 and 2004, respectively.

Cash provided by financing activities was $0.1 million and $26.5 million during the six months ended March 31, 2005 and 2004, respectively. In the six months ended March 31, 2005, the amount relates to the proceeds from stock option exercises offset by payments on capital lease obligations. For the six months ended March 31, 2004, the amount consists of net proceeds of $24.8 million from the sale of 4,854,368 shares of common stock to Acqua Wellington Opportunity I Limited, proceeds of $2.3 million received from stock option exercises, received proceeds of $1.1 million from the issuance of common stock as part of the employee stock purchase plan, the collection of $0.4 million of notes receivable, and repayments of $2.1 million on the Company’s line of credit. There were no borrowings on the line of credit in 2005.

During the three month period ended March 31, 2005, we were notified by the NASDAQ Listing Qualifications Department that we were not in compliance with the requirements of certain NASDAQ rules and were subject to delisting proceedings. As a result we suspended our Employee Stock Purchase Plan (“ESPP”) and our stock option plans were subject to “black out” restrictions. Approximately $0.8 million of ESPP funds withheld from employee payroll, normally resulting in proceeds to the Company for newly issued shares, was refunded to employees during the three month period ended March 31, 2005. Historically, proceeds to the Company from the ESPP and stock option plans have been significant. During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, these two sources of financing provided proceeds to the company in the aggregate amounts of $4.0 million, $2.3 million and $3.4 million, respectively. The timing and amounts of future cash flows to the Company from these plans is uncertain.

Revolving line of credit

Our line of credit, which is comprised of an accounts receivable line and an equipment line with Comerica Bank expired on March 27, 2005. We received an extension on this line of credit through July 27, 2005 and are currently in negotiations to renew. As of March 31, 2005, there were no outstanding borrowings on this line of credit.

The terms of the line of credit require us to maintain at least a $5.0 million cash balance in Comerica Bank accounts, a quick ratio of 2.00 to 1.00, a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and subordinate any debt issuances subsequent to the effective date of the agreement.

Under the terms and conditions of the accounts receivable line, the total amount of credit is $5.0 million. The facility contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of March 31, 2005, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit. The facility also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of March 31, 2005, we had not entered into any foreign exchange forward contracts. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Borrowings under the $2.5 million equipment line bear interest at the lending bank’s prime rate plus 1.0%, and the bank would hold a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit. We paid off the outstanding balance in December 2003 and as of March 31, 2005, there was no outstanding balance. As of March 31, 2005, the Company was in compliance with the debt covenants with the exception of filing its quarter ended December 31, 2004 Form 10-Q within the time period prescribed by the bank. Subsequently, the Company filed its 2004 quarter ended December 31, 2004 Form 10-Q on April 29, 2005 and obtained a waiver from the bank related to the filing of its quarter ended March 31, 2005 Form 10-Q until June 1, 2005.

Future commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. In addition, the Company has entered into non-cancelable capital leases involving computer equipment with various expiration dates through 2007. Future minimum lease payments under non-cancelable capital and operating leases as of March 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Remaining portion of Fiscal 2005	$114	$1,715	$(179)	$1,536
Fiscal 2006	228	3,387	(306)	3,081
Fiscal 2007	97	3,353	—	3,353
Fiscal 2008	—	3,060	—	3,060
Fiscal 2009	—	2,102	—	2,102
Thereafter	—	1,320	—	1,320

Total payments	$439	$14,937	$(485)	$14,452

Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

As of March 31, 2005, we had approximately $1.4 million in standby letters of credit securing operating leases relating to computer equipment. Of this $1.4 million, $0.9 million of the letters of credit secure computer equipment leases for our outsourcing partner in India.

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

We incurred losses of $5.6 million and $9.7 million for the three and six months ended March 31, 2005, respectively, and $0.4 million for the nine months ended September 30, 2004. We incurred losses of $16.4 million and $32.3 million for years ended December 31, 2003 and 2002, respectively. As of March 31, 2005, we had an accumulated deficit of $199.0 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the six months ended March 31, 2005, Capital One and Barclays accounted for 25% and 14% of our total revenues, respectively. For the six months ended March 31, 2004, Barclays, the Canadian Imperial Bank and the Royal Bank of Scotland accounted for 16%, 14% and 10% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the three months ended March 31, 2005, international revenues were $8.2 million, or approximately 43% of our total revenues. For the three months ended March 31, 2004, international revenues were $17.0 million, or approximately 84% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 43% and 84% of our total sales for the three months ended March 31, 2005 and 2004, respectively. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. For example, during the quarter ended September 30, 2004, our independent registered public accounting firm brought to our attention a need to increase the size and effectiveness of our finance department and management, and the Audit Committee determined that, as a result of such inadequate staffing, a material weakness in our internal control over financial reporting existed. This material weakness has contributed to increased expenses and efforts required for our financial reporting. As a result of this, we have implemented and continue to implement changes, including the hiring of additional employees in our finance department, to strengthen our internal control over financial reporting. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion below under the heading “Item 4. Controls and Procedures.”

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support, product test and certain sustaining engineering functions. In fiscal year 2005, we plan to continue increasing the size of this organization and to expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the three-month period ended March 31, 2005, the closing price of our common stock on the NASDAQ National Market ranged from a low of $1.67 to a high of $2.21 per share. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

Sales of our products and services in three large markets-financial services, telecommunications and retail-accounted for approximately 96% and 90% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 64% and 54% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Gross margin on service revenues was 40% and 43% for the three months ended March 31, 2005 and 2004, respectively. License revenues comprised 36% and 46% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Gross margins on license revenues were 97% and 96% for the three months ended March 31, 2005 and 2004, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

We continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of SOX, within the time frame required by Section 404. We changed our fiscal year end to September 30 because of management’s conclusion that it would not complete documenting the Company’s internal controls over financial reporting by December 31, 2004, and it was unlikely the Company would complete its assessment of design and operating effectiveness of internal controls over financial reporting by April 30, 2005, the extended time period allowed by the SEC. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results. The requirement to comply with Section 404 of SOX will be effective for our fiscal year ending September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2005 (in thousands):

	March 31, 2004	Fair Value
Restricted cash in short-term investments	$1,782	$1,782
Short-term investments	$4,000	$4,000
Average interest rates	2.14%

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

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 43% and 84% of total revenues for the three months ended March 31, 2005 and 2004, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

(b) Evaluation of disclosure controls and procedures

Based on their evaluation as of May 2005, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

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

As a result, the Audit Committee made a series of recommendations to management that it believed would address the material weakness identified, which we endorsed. Although we knew it would take some time to fully implement such recommendations, we have made substantial progress on the implementation of the recommendations relating to the material weakness in our revenue recognition controls including:

•	On November 17, 2004, George de Urioste was hired as our new Chief Operating Officer, and effective January 1, 2005, was also appointed the Chief Financial Officer and Principal Accounting Officer. This is in addition to the items described in Item 9a of our 2004 Form 10-K and Item 4 of our Form 10-Q for the period ending December 31, 2004.

Material Weakness Reported for the Quarter ended September 30, 2004

As we reported in a report filed on Form 8-K on January 4, 2005, the Board of Directors approved a change in our fiscal year end from December 31st to September 30th because management concluded in December that it would not complete documenting Chordiant’s internal control over financial reporting by December 31, 2004, and that it was unlikely that the Company could complete its assessment of the design and operating effectiveness of internal control over financial reporting by April 30, 2005, the extended time period allowed by the SEC to complete this assessment. As the Board of Directors did not make the decision to change the year end until December 29, 2004, we filed a quarterly report on Form 10-Q on November 9, 2004 for the quarter ended September 30, 2004. In that report for the quarter ended September 30, 2004, we reported that in October 2004, PwC informed Chordiant and our Audit Committee that the following material weakness arose in the quarter ended September 30, 2004 with respect to our internal control over financial reporting relating to staffing of our finance department and the fact that many finance employees are new hires: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters, (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements and (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures. We agreed with PwC’s assessment. Since January 1, 2005, we have taken the following steps to remediate the material weakness:

•	We hired a permanent chief operating officer and chief financial officer.

•	Our chief operating officer and chief financial officer has been delegated the responsibility for the Company’s compliance with SOX, including section 404. In addition:

•	We have appointed a project leader for the SOX program on a company-wide basis and individual project managers for international operations and information technology.

•	We have initiated weekly conference calls involving our lead independent director, chairman of the board of directors, chief executive officer, chief operating officer/chief financial officer, and the SOX project team to review progress against the implementation plan for section 404 and section 406 compliance.

•	We implemented an automated system to allow our professional services consultants to report their hours and expenses relating to their services electronically. This system is on line for our North American operations (for both hours and expenses) and for non-North American operations (for expenses). The system is also being implemented for hours in non-North American operations.

This is in addition to the items described in Item 9a of our 2004 Form 10-K and Item 4 of our Form 10-Q for the period ending December 31, 2004.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 16, 2005

Chordiant Software, Inc.
(Registrant)

By:	/s/ George de Urioste
George de Urioste Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 10-Q for the Quarterly period ended June 30, 2004 and incorporated herein by reference)

10.23	Change of Control Agreement by and between Chordiant Software, Inc. and George de Urioste (filed as Exhibit 10.23 to Chordiant’s Form 10-KT for the transition period from January 1, 2004 to September 30, 2004 and incorporated herein by reference).

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).