Form 10-Q
period 2005-06-30
CHORDIANT SOFTWARE INC
filed 2005-08-09
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s common stock outstanding as of July 29, 2005 was 77,330,407.

CHORDIANT SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	September 30, 2004
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$32,739	$55,748
Marketable securities	4,100	4,000
Restricted cash	1,785	279
Accounts receivable, net, including $360 and $1,085 due from related parties at June 30, 2005 and September 30, 2004, respectively.	23,719	20,161
Prepaid expenses and other current assets	4,463	3,097

Total current assets	66,806	83,285
Restricted cash	559	2,057
Property and equipment, net	2,790	3,237
Goodwill	31,978	24,874
Intangible assets, net	5,451	244
Other assets	3,525	1,643

Total assets	$111,109	$115,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,000	$6,394
Accrued expenses	9,277	11,681
Deferred revenue, including related party balances of $747 and $368 at June 30, 2005 and September 30, 2004, respectively.	25,166	18,459
Current portion of capital lease obligations	209	191

Total current liabilities	39,652	36,725
Deferred revenue, long-term	301	2,122
Restructuring costs, net of current portion	2,316	—
Long term portion of capital lease obligations	150	317

Total liabilities	42,419	39,164

Stockholders’ equity:
Common stock	77	72
Additional paid-in capital	272,117	262,703
Deferred stock-based compensation	(3,915)	(339)
Accumulated deficit	(202,164)	(189,349)
Accumulated other comprehensive income	2,575	3,089

Total stockholders’ equity	68,690	76,176

Total liabilities and stockholders’ equity	$111,109	$115,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
License, including related party items aggregating $305 and $307 for the three months ended June 30, 2005 and 2004 and $5,612 and $5,762 for the nine months ended June 30, 2005 and 2004, respectively.	$9,228	$5,391	$25,029	$23,944
Service, including related party items aggregating $668 and $1,561 for the three months ended June 30, 2005 and 2004 and $1,999 and $2,724 for the nine months ended June 30, 2005 and 2004, respectively.	12,393	11,433	37,440	32,729

Total revenues	21,621	16,824	62,469	56,673
Cost of revenues:
License	338	301	702	1,217
Service	7,134	6,499	21,985	19,021
Stock— based compensation	85	(42)	77	843
Amortization of intangible assets	303	252	765	1,732

Total cost of revenues	7,860	7,010	23,529	22,813

Gross profit	13,761	9,814	38,940	33,860

Operating expenses:
Sales and marketing	7,051	5,666	21,144	17,375
Research and development	5,194	4,222	15,040	12,853
General and administrative	4,563	1,695	13,505	4,864
Stock— based compensation	272	(79)	307	3,092
Amortization of intangible assets	—	16	117	206
Purchased in-process research and development	—	—	1,940	—
Restructuring expense (reversal)	—	—	(97)	996

Total operating expenses	17,080	11,520	51,956	39,386

Loss from operations	(3,319)	(1,706)	(13,016)	(5,526)
Interest income, net	147	144	539	371
Other income (expense), net	186	120	(45)	87

Net loss before income taxes	(2,986)	(1,442)	(12,522)	(5,068)
Provision for income taxes	138	100	293	765

Net loss	$(3,124)	$(1,542)	$(12,815)	$(5,833)

Other comprehensive income:
Foreign currency translation gain (loss)	(588)	(201)	(514)	911

Comprehensive loss	$(3,712)	$(1,743)	$(13,329)	$(4,922)

Net loss per share— basic and diluted	$(0.04)	$(0.02)	$(0.17)	$(0.09)

Weighted average shares used in computing basic and diluted loss per share	75,080	70,345	73,966	66,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(12,815)	$(5,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,063	1,391
Amortization of intangibles	883	1,938
Purchased in-process research and development	1,940	—
Non-cash stock-based compensation expense	374	3,416
Provision for doubtful accounts	86	22
Warrants issued to customers	(42)	109
Gain (loss) on disposal of assets	(46)	11
Other non-cash charges	127	25
Changes in assets and liabilities net of effect of acquisition:
Accounts receivable	(3,430)	(5,009)
Prepaid expenses and other current assets	(1,470)	(508)
Other assets	(1,916)	281
Accounts payable	(3,481)	1,845
Accrued expenses and restructuring costs	1,534	5
Deferred revenue	4,677	4,985
Other liabilities	—	(90)

Net cash provided by (used in) operating activities	(12,516)	2,588

Cash flows from investing activities:
Property and equipment purchases, net	(630)	(571)
Release of restricted cash	(8)	(7)
Purchase of marketable securities available for sale	(100)	(1,500)
Cash used for acquisition, net of cash acquired	(9,783)	—

Net cash used for investing activities	(10,521)	(2,078)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	24,814
Proceeds from exercise of stock options	329	2,920
Proceeds from the issuance of common stock for Employee Stock Purchase Plan	—	1,072
Payment on capital leases	(149)	(24)
Collection of notes receivable	—	400
Repayment of borrowings	—	(2,131)

Net cash provided by financing activities	180	27,051

Effect of exchange rate changes	(152)	1,788

Net increase (decrease) in cash and cash equivalents	(23,009)	29,349

Cash and cash equivalents at beginning of period	55,748	32,094

Cash and cash equivalents at end of period	$32,739	$61,443

Non cash investing activities:
Fair value of assets acquired in acquisition, excluding acquired intangible assets	$1,063	$—
Liabilities assumed in acquisition	$477	$—
Issuance of common stock in connection with acquisition	$9,444	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Transition Report on Form 10-K/T for the nine months ended September 30, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005 (our “2004 Form 10-K/T”).

Change in year end

On December 29, 2004, the Board of Directors of Chordiant Software, Inc. (the “Company”) approved a change in the Company’s fiscal year end from December 31 to September 30. The three and nine months ended June 30, 2005 reported by the Company in this Quarterly Report on Form 10-Q relate to the fiscal year ending September 30, 2005. The nine month period ended June 30, 2004 includes the three month period ended December 31, 2003 previously included in our annual results for that year and the restated six month period ended June 30, 2004.

Restatement

The financial information as of September 30, 2004 is labeled “restated” as it has been revised from the amounts previously filed with the SEC. The restatement is further discussed in Note 2 and Note 18 of the Consolidated Financial Statements in our 2004 Form 10-K/T.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies, vendor specific evidence of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in increased operating losses.

At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize all elements of the contract, except for post-contract customer support using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion as prescribed by Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Project completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are updated when new information becomes available. We account for such changes as a change in accounting estimate. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized either upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

On contracts for products not involving significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2, “Software Revenue Recognition,” as amended.

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

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

For all sales we use either a signed license agreement or a binding purchase order as evidence of an arrangement. Sales through our third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders or order forms on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to three years. To the extent services are not included in percentage of completion calculations, our training and consulting services revenues are recognized as such services are performed.

Restricted cash

At both June 30, 2005 and September 30, 2004, we had interest bearing certificates of deposit aggregating $0.6 million classified as long-term restricted cash and $0.3 million classified as short-term restricted cash. These balances primarily relate to funds pledged as collateral for letters of credit against certain lease obligations. As of June 30, 2005 and September 30, 2004, we also had a balance of $1.5 million in the form of cash equivalents which is restricted from withdrawal. This balance serves as a security deposit for a long-term, post-contract customer support arrangement expiring on December 31, 2005 and accordingly, it was reclassified from non-current to current assets as of December 31, 2004.

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

We adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” during the quarter ended June 30, 2003. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of APB No. 25. We generally grant stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB No. 25, no compensation expense is recognized in the statements of operations. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under our stock option plans and stock purchase plan, our net loss and loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss — as reported	$(3,124)	$(1,542)	$(12,815)	$(5,833)

Add: Stock-based compensation expense (benefit) included in reported net loss	357	(121)	384	3,162
Less: Stock-based compensation expense determined under fair value method	612	(514)	2,932	2,735

Net loss – pro forma	$(3,379)	$(1,149)	$(15,363)	$(5,406)

Basic and diluted net loss per share — as reported	$(0.04)	$(0.02)	$(0.17)	$(0.09)

Basic and diluted net loss per share – pro forma	$(0.05)	$(0.02)	$(0.21)	$(0.08)

Weighted average shares	75,080	70,345	73,966	66,132

Under SFAS No. 123, the fair value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected lives in years
Stock options	2.5	2.5	2.5	2.7
Employee stock purchase plan	N/A	1.5	N/A	1.5
Risk free interest rates
Stock options	3.6%	3.0%	3.2%	2.7%
Employee stock purchase plan	N/A	1.9	N/A	1.9
Volatility
Stock options	81%	85%	85%	85%
Employee stock purchase plan	N/A	70%	N/A	70%
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$0.86	$2.13	$1.03	$2.33
Weighted average fair value of purchase rights under employee stock purchase plan	N/A	$0.36	N/A	$0.36

The employee stock purchase plan was suspended in February 2005 and all funds withheld from employee payroll were refunded. As a result, there were no stock purchases under the employee stock purchase plan for the three and nine months ended June 30, 2005.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Stock-based compensation expense (benefit):
Cost of revenues - service	$85	$(42)	$77	$843
Sales and marketing	107	(43)	146	913
Research and development	110	(43)	107	1,155
General and administrative	55	7	54	1,024

Total stock-based compensation expense	$357	$(121)	$384	$3,935

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining these options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. The Program has been accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25.” Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock within nine months of the cancellation date of the existing options, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program. The remaining unearned stock-based compensation expense associated with the Eligible Options amounted to less than $0.1 million as of June 30, 2005. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon the change in the market value of our common stock, this accounting treatment may result in additional stock-based compensation charges or credits in future periods.

During the three months ended June 30, 2005 the Board of Directors approved grants of 250,000 shares of restricted stock to certain officers at zero cost. The $485,000 fair value of these shares is being charged to stock-based compensation expense over the vesting period ending on April 1, 2006.

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

Our accounts receivable are derived from revenues earned from customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts when deemed necessary. To date, bad debts have not been material and have been within management’s expectations.

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Capital One Services, Inc.	16%	*	22%	*
ING Canada, Inc.	14%	*	*	*
Covad Communications Company	*	13%	*	*
Barclays Bank plc	*	*	10%	12%
Canadian Imperial Bank of Commerce	*	13%	*	14%

*	Represents less than 10% of revenue

At June 30, 2005, Wachovia Corporation accounted for 21% of the accounts receivable balance, ING Canada Inc. accounted for 14% of the accounts receivable balance and Royal Bank of Scotland plc and Carphone Warehouse plc each accounted for 10% of the accounts receivable balance. At September 30, 2004, Time Warner Cable, Capital One Services, Inc. and Canadian Imperial Bank of Commerce accounted for approximately 24%, 22% and 12% of the accounts receivable balance, respectively.

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

When technological feasibility is established through the completion of a working model, the period of time between achieving technological feasibility and the general release of new products has generally been short and software development costs qualifying for capitalization have historically been insignificant. During the quarter ended September 30, 2004, however, technological feasibility for a licensed banking product was established through the completion of a detailed program design and development costs were significant. As a result, as of June 30, 2005, costs aggregating $2.6 million associated with this product have been capitalized and included in Other Assets. No amortization expense relating to this product has been recorded as the product development was still in progress at June 30, 2005. Subsequent to June 30, 2005 the product became available for general release and accordingly, the costs capitalized will be amortized beginning in the three month period ending September 30, 2005. Amortization in future periods will be calculated as the greater of (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for the product or (b) the straight-line method over the remaining estimated three year economic life of the product.

Income Taxes

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future taxable income and the fact that the market in which we compete is competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At September 30, 2004, we had approximately $150.2 million and $26.4 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $35.1 million in the United Kingdom.

Recent Accounting Pronouncements

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective October 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company has not yet determined the method of adoption or the effect, however expects the adoption of SFAS 123R to have a material adverse effect on its financial statements.

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

NOTE 3 — BALANCE SHEET COMPONENTS

The primary components of accounts receivable, net are as follows (in thousands):

	June 30, 2005	September 30, 2004
		(Restated)
Accounts receivable, net:
Accounts receivable	$23,939	$20,272
Less: allowances for doubtful accounts and credits	(220)	(111)

	$23,719	$20,161

Included in accounts receivable, net, is $3.8 million and $0.2 million of unbilled receivables at June 30, 2005 and September 30, 2004, respectively.

The primary components of accrued expenses are as follows (in thousands):

	June 30, 2005	September 30, 2004
		(Restated)
Accrued expenses:
Accrued payroll and related expenses	$5,136	$4,919
Accrued restructuring expenses	251	3,368
Other accrued liabilities	3,890	3,394

	$9,277	$11,681

The primary components of intangible assets, excluding goodwill and capitalized software development costs, are as follows (in thousands):

	June 30, 2005			September 30, 2004
					(Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(2,850)	$4,054	$2,374	$(2,162)	$212
Purchased technologies	7,162	(7,162)	—	7,162	(7,162)	—
Customer list	1,750	(353)	1,397	190	(158)	32
Tradenames	982	(982)	—	982	(982)	—

	$16,798	$(11,347)	$5,451	$10,708	$(10,464)	$244

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: developed technologies - one and one half to five years; purchased technologies - three years; tradenames - three to five years; customer list - three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million for each of the three months ended June 30, 2005 and 2004, respectively, and $0.9 million and $1.9 million for the nine months ended June 30, 2005 and 2004, respectively. We expect amortization expense on acquired intangible assets to be $0.3 million for the remaining three months in fiscal 2005, $1.2 million in fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

NOTE 4 — ACQUISITION

On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company with a branch office in the Netherlands (“KiQ”). KiQ specializes in the development and sale of decision management systems. The aggregate purchase price was approximately $20 million, which was comprised of $9.7 million in cash, 4,352,084 shares of our common stock valued at $9.4 million and approximately $0.9 million in associated transaction costs. Through this transaction we acquired decision management system products and technology.

The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of December 21, 2004. The table below summarizes the total purchase price for the acquisition (in thousands, except share and per share data):

Acquisition date	December 21, 2004
Shares issued	4,352,084
Average per share value used to value the share consideration	$2.17
Purchase price:
Value of shares issued	$9,444
Cash in consideration of cancelled options	1,049
Cash	8,604
Direct acquisition costs	885

Total purchase price	$19,982

During the three month period ended June 30, 2005 the direct acquisition costs were adjusted by less than $0.1 million. This adjustment has been reflected in the total purchase price. For reporting purposes, the value of the shares issued was determined based on the weighted average value of our stock’s market price, two days before, the day of, and two days after the date the terms of the acquisition were agreed upon and announced.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Fair value of assets acquired and liabilities assumed (net)	$586
In-process research and development	1,940
Deferred compensation	4,262
Developed technology	4,530
Customer list	1,150
Tradename	410
Goodwill	7,104

Total purchase price	$19,982

Assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $7.1 million. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events. For income tax purposes, the Company does not believe the goodwill balances will be deductible.

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

The two principals of KiQ, in addition to other employees of KiQ, have remained our employees. We issued 1,964,279 shares of our common stock to the two principal sellers, which we are allowed to buy back from them at a price of $.001 per share if their employment is terminated under certain circumstances. Our right to repurchase these shares diminishes on a monthly basis in accordance with a 30 month vesting schedule which begins on the acquisition date. We are recognizing the $4.3 million deferred compensation as stock-based compensation expense over the period of the vesting schedule. As of June 30, 2005, the unamortized balance of deferred stock-based compensation was $3.4 million.

The value of the developed technology was determined by estimating the projected net cash flows related to products which are or anticipated to be commercialized based on this technology, less any estimated cost to complete commercialization. A discount rate of 20% was then applied to the projected cash flows associated with the developed, core technology to determine the net present value. We are amortizing the intangible asset related to the developed, core technology over a period of five years.

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

The operating results of KiQ have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the nine months ended June 30, 2005, and June 30, 2004 as if the acquisition of KiQ had occurred on October 1, 2003, after giving effect to purchase accounting adjustments. The purchased in-process research and development expense of $1.9 million has not been included in the pro forma results of operations for the nine months ended June 30, 2005 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

	Nine months Ended June 30, 2005	Nine months Ended June 30, 2004
Pro forma adjusted total revenue	$63,363	$59,336
Pro forma adjusted net loss	$(11,340)	$(6,944)
Pro forma adjusted net loss per share—basic and diluted	$(0.15)	$(0.10)
Pro forma weighted average shares—basic and diluted	75,956	68,801

NOTE 5 — RESTRUCTURING

Restructuring Costs

Subsequent to June 30, 2005, the Company announced a reduction in workforce. Please refer to Note 13, Subsequent Events.

During the quarter ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America. This restructuring plan included a reduction in workforce.

During fiscal year 2003, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction and the consolidation of excess facilities and certain business functions.

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. We have also guaranteed certain equipment lease obligations of Ness (See Notes 6 and 8). The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. At June 30, 2005 the estimated termination fee would be $0.9 million if exercised. The maximum termination fee is initially equal to three months of fees, declining to zero after 30 months. On June 16, 2004 the Company expanded its agreement with Ness whereby Ness consultants are providing staffing for certain consulting projects. This agreement is cancelable at the Company’s option, subject to the payment of a cancellation fee of approximately $0.1 million. On March 15, 2005, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreement cannot be cancelled before October 25, 2005 and obligates the Company to purchase a minimum of approximately $0.3 million of services.

Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits.” Other one-time benefit arrangements are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Consolidation of excess facilities

Included in accrued restructuring are the estimated future obligations for non-cancelable lease payments relating lease terminations. These costs are offset by the estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

A summary of the activity of accrued restructuring for the nine months ended June 30, 2005 is as follows (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at September 30, 2004 (Restated)	$2,781	$587	$3,368
Provision adjustments (1)	—	(97)	(97)
Non-cash	—	7	7
Cash paid	(214)	(497)	(711)

Reserve balance at June 30, 2005	2,567	—	2,567
Less: current portion	(251)	—	(251)

Restructuring costs, net of current portion	$2,316	$—	$2,316

(1)	Provision adjustments relate to changes in estimates.

As of June 30, 2005 and September 30, 2004, $0.3 million and $3.4 million related to the restructuring reserve is included in accrued expenses, respectively. Amounts related to net lease expenses due to the consolidation of facilities will be paid over the lease terms through fiscal 2011. The allocation between current portion and long term portion is based on current lease agreements. Attempts to exit the facilities earlier than 2011 have not proven to be economically feasible and the net lease payments due in more than one year have been reclassified to long term liabilities.

NOTE 6 — BORROWINGS

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to September 25, 2005, is comprised of a $5.0 million accounts receivable line and an equipment line. Our ability to use the equipment line expired on March 27, 2004. The terms of the line of credit require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a quick ratio of 2.00 to 1.00, (iii) a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and (iv) subordinate any debt issuances subsequent to the effective date of the agreement. We received a waiver from Comerica Bank specifically with respect to the tangible net worth requirement for the quarter ended June 30, 2005. As of June 30, 2005, we were in compliance with all covenants of our line of credit taking into account the waiver issued by Comerica Bank. All assets of the Company have been pledged as collateral on the credit facility.

The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of June 30, 2005, we had utilized $1.6 million of the $2.0 million standby commercial letter of credit limit of which $1.1 million serves as collateral for computer equipment leases for our outsourcing partner in India (See Notes 5 and 8). The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of June 30, 2005, we had not entered into any foreign exchange forward contracts.

Borrowings under the accounts receivable line of credit would bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Borrowings under the accounts receivable line, plus outstanding items under the letter of credit and foreign exchange sub-limits are limited to $5.0 million in the aggregate. Except for the standby commercial letters of credit, as of June 30, 2005, there was no outstanding balance on our accounts receivable line of credit.

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

In a prior period a former sales employee of the Company’s subsidiary in France filed a lawsuit against the Company claiming his termination was an unfair dismissal. During the quarter ended June 30, 2005, the Company settled this lawsuit for €25,000 (approximately $30,000).

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. In addition, the Company has entered into non-cancelable capital leases involving computer equipment with various expiration dates through 2007. Future minimum lease payments under non-cancelable capital and operating leases as of June 30, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Remaining portion of Fiscal 2005	$57	$835	$(92)	$743
Fiscal 2006	228	3,317	(306)	3,011
Fiscal 2007	97	3,286	—	3,286
Fiscal 2008	—	3,016	—	3,016
Fiscal 2009	—	2,063	—	2,063
Thereafter	—	1,305	—	1,305

Total minimum payments	382	$13,822	$(398)	$13,424

Less: amount representing interest	(23)

Present value of minimum lease payments	359
Less: current portion of capital lease obligations	(209)

Capital lease obligations, long term portion	$150

Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual (See Note 5).

In conjunction with our agreement with Ness (see Note 5), Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued standby letters of credit in the aggregate amount of $1.1 million in guarantee of Ness Technologies India, Ltd’s financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss available to common stockholders	$(3,124)	$(1,542)	$(12,815)	$(5,833)

Weighted average common stock outstanding	77,118	71,668	75,686	68,721
Common stock subject to repurchase	(2,038)	(1,323)	(1,720)	(2,589)

Denominator for basic and diluted calculation	75,080	70,345	73,966	66,132

Net loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.17)	$(0.09)

The following table sets forth the potential total outstanding common shares as of June 30, 2005 and 2004, respectively, that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive (in thousands):

	June 30, 2005	June 30, 2004
Warrants outstanding	1,662	1,662
Employee stock options	9,748	9,743
Common stock subject to repurchase	2,023	1,761

	13,433	13,166

In addition to common stock, the Company’s certificate of incorporation, as amended and restated, authorizes the issuance of up to 51.0 million shares of $0.001 par value preferred stock. No preferred stock was issued or outstanding at September 30, 2004 or June 30, 2005.

NOTE 10 — SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

License revenues for enterprise solutions amounted to $8.6 million and $4.2 million for the three months ended June 30, 2005 and 2004, respectively. License revenues for marketing solutions were approximately $0.5 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively. License revenues for decision management solutions were $0.1 million for the three months ended June 30, 2005.

Service revenues consist of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses. Service revenues, including reimbursable out-of-pocket expenses, for enterprise solutions were approximately $9.8 million and $8.9 million for the three months ended June 30, 2005 and 2004, respectively. Service revenues, including reimbursable out-of-pocket expenses, for marketing solutions were approximately $2.5 million for each of the three months ended June 30, 2005 and 2004. Service revenues, including reimbursable out-of-pocket expenses, for decision management solutions were approximately $0.2 million for the three months ended June 30, 2005.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
North America	$13,756	$8,820	$32,815	$18,453
Europe	7,849	7,988	29,604	38,098
Rest of World	16	16	50	122

	$21,621	$16,824	$62,469	$56,673

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	June 30, 2005	September 30, 2004
		(Restated)
North America	$1,798	$2,034
Europe	992	1,203

	$2,790	$3,237

NOTE 11 — EMPLOYEE STOCK PURCHASE PLAN

Suspension of Employee Stock Purchase Plan

In conjunction with the February 2005 failure to file timely periodic reports with the SEC, the Company suspended the sale of stock under the Employee Stock Purchase Plan. Funds withheld from employee payroll, normally resulting in proceeds to the Company for newly issued shares, have been refunded to employees for the last offering period ended February 15, 2005.

NOTE 12 — RELATED PARTIES

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was approximately $0.4 million and $1.0 million for the three and nine months ended June 30, 2005, respectively, and accounts receivable as of June 30, 2005 were approximately zero.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $0.6 million and $6.6 million for the three and nine months ended June 30, 2005, respectively, and accounts receivable as of June 30, 2005 were approximately $0.4 million.

NOTE 13 — SUBSEQUENT EVENT

Workforce reduction

In May 2005, the Company announced that it had appointed a task force to improve profitability and control expenses (the “Profitability Task Force”). The goal of the Profitability Task Force is to create better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well as the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. As a result of the work of the Profitability Task Force, management undertook an approximate 10% reduction in the Company’s workforce, and on July 13, 2005 affected employees were notified. In connection with this action, the Company expects to incur a one-time cash charge of approximately $1.0 million in the fourth quarter ended September 30, 2005 for severance benefits.

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

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Transition Report on Form 10-K/T. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

As an enterprise software vendor, we (Chordiant Software, Inc.) generate substantially all of our revenues from the financial services, telecommunications and retail industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through the first three calendar quarters of 2004 and our three fiscal quarters of 2005 and appears to have had a favorable impact, specifically in information technology spending. For the nine months ended September 30, 2004 our revenues increased 25% as compared to the nine month period ended September 30, 2003. For the nine months ended June 30, 2005 our revenues increased 10% as compared to the nine months ended June 30, 2004.

Software Industry Consolidation and Possible Increased Competition

The software industry in general is undergoing a period of consolidation, and there has been recent consolidation in sectors of the software industry in which we operate. In August 2005, Oracle announced that it will acquire a majority interest in i-flex solutions, a banking software maker headquartered in Mumbai, India. In August 2005, IBM announced that it had signed an agreement to acquire DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In August 2005, SSA Global Technologies announced it had signed an agreement to acquire Epiphany, Inc., a maker of customer relationship management software products. While we do not believe that either i-flex or DWL are significant competitors of Chordiant, the acquisition activity of these large corporations of software providers to the industries we target may indicate that we will face increased competition from significantly larger and more established entities in the future.

Financial Trends

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margin on license revenues was 96% and 94% for the three months ended June 30, 2005 and 2004, respectively, and 97% and 95% for the nine months ended June 30, 2005 and 2004, respectively. The gross margin for the three and nine month periods ended June 30, 2005 is higher than in the recent past, due to the specific mix of products being sold, combined with the expiration of certain royalty agreements. We expect license gross margin to range from 93% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold, with certain of the enterprise solution products having higher associated royalties payable to third parties and the marketing solution and decision management products having minimal associated royalties. The banking product that was in development at June 30, 2005 will also have higher royalties than our existing products. Gross margin on service revenues was 42% and 43% for the three months ended June 30, 2005 and 2004, respectively, and 41% and 42% for the nine months ended June 30, 2005 and 2004, respectively. We expect service gross margin to range from 38% to 43% in the foreseeable future.

Percentage of revenues from services. Service revenues as a percentage of total revenues were 57% and 68% for the three months ended June 30, 2005 and 2004, respectively, and 60% and 58% for the nine months ended June 30, 2005 and 2004, respectively. We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future. However, the structure of our most recent transactions have involved more reliance on systems integrators to implement our products, and this trend may continue. Over time, these types of transactions may cause a decline in the dollar amount and/or percentage of our revenues that are derived from services, but may result in increased license revenues if more systems integrators support our software.

Revenues from international customers versus North American customers. The following table sets forth, in dollars and as a percentage of revenues, unaudited condensed consolidated statements of operations data for the periods indicated relating to our international and North American customers:

	Three Months Ended				Nine months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues
Revenues (amounts in millions):
International	$7.8	36%	$8.0	48%	$29.7	48%	$38.2	67%
North America	13.8	64%	8.8	52%	32.8	52%	18.5	33%

Total revenues	$21.6	100%	$16.8	100%	$62.5	100%	$56.7	100%

While we believe that international revenues will remain a significant portion of our total revenues, we believe North American revenues will continue to represent an increasing portion of our total revenues in future periods.

Acquisition of KiQ Limited. On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company with branch offices in the Netherlands (“KiQ”), specializing in the development and sales of decision management systems. The three month period ended June 30, 2005 is the second full fiscal quarter to include the revenues and expenses of KiQ. The acquisition resulted in an increase to our headcount of approximately 20 employees as of June 30, 2005. The majority of these individuals are in the Cost of Service and Research and Development areas, accordingly personnel costs are now higher in these categories for the three and nine month periods ended June 30, 2005.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. For the three and nine months ended June 30, 2005 general and administrative expenses included significant professional services costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. We expect these costs to continue for the remainder of fiscal 2005 and the period required to complete our annual audit.

Reduction in workforce. Subsequent to June 30, 2005, we undertook an approximate 10% reduction in our workforce and on July 13, 2005 affected employees were notified. In connection with this action, we expect to incur a one-time cash charge of approximately $1.0 million in the fourth quarter ended September 30, 2005 for severance benefits. As a result of this reduction in force, the we expect to realize aggregate cost savings of approximately $1.1 million per quarter. Such savings will primarily be in the areas of Sales and Marketing and Research and Development.

Past Results May Not be Indicative of Future Performance. We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. Moreover, we may not achieve or maintain profitability in the future.

Results of Operations

The following table sets forth, as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
License	43%	32%	40%	42%
Service	57	68	60	58

Total revenues	100	100	100	100
Cost of revenues:
License	2	2	1	2
Service	33	39	36	34
Stock-based compensation	—	—	—	1
Amortization of intangible assets	1	1	1	3

Total cost of revenues	36	42	38	40

Gross profit	64	58	62	60

Operating expenses:
Sales and marketing	33	34	34	31
Research and development	24	25	24	23
General and administrative	21	10	22	9
Stock-based compensation	1	—	—	5
Amortization of intangible assets	—	—	—	—
Purchased in-process research and development	—	—	3	—
Restructuring expense	—	—	—	2

Total operating expenses	79	69	83	70

Loss from operations	(15)	(11)	(21)	(10)
Interest income (expense), net	1	1	1	1
Foreign exchange and other income (expense), net	1	1	—	—

Net loss before income taxes	(13)	(9)	(22)	(9)
Provision for income taxes	1	1	—	1

Net loss	(14)%	(10)%	(22)%	(10)%

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues

License. Total license revenues increased to $9.2 million for the three months ended June 30, 2005, from $5.4 million, or approximately 71%, from the three months ended June 30, 2004. License revenues for enterprise solutions increased to $8.6 million for the three months ended June 30, 2005 from $4.2 million, or approximately 105%, from the three months ended June 30, 2004. This increase was primarily due to the timing of revenues recognized under the percentage-of-completion method of accounting during the quarter ended June 30, 2005. Timing and amount of revenue recognized is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. License revenues for marketing solutions decreased to $0.5 million for the three months ended June 30, 2005 from $1.2 million, or approximately 59%, from the three months ended June 30, 2004. This decrease was due to the timing of transactions from quarter to quarter. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.1 million for the three months ended June 30, 2005.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $12.4 million for the three months ended June 30, 2005 from $11.4 million, or approximately 8%, from the three months ended June 30, 2004. Service revenues for enterprise solutions increased to $9.7 million for the three months ended June 30, 2005 from $8.9 million, or approximately 10%, from the three months ended June 30, 2004. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues for marketing solutions were $2.5 million for each of the three months ended June 30, 2005 and the three months ended June 30, 2004. Service revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.2 million for the three months ended June 30, 2005.

Reimbursement of out-of-pocket expenses (which is included in total service revenues) increased to $0.9 million for the three months ended June 30, 2005 from $0.8 million, or approximately 14%, for the three months ended June 30, 2004. This increase is primarily due to the higher number of third party consultants and employees working on projects.

Cost of revenues

License. Cost of license revenues was $0.3 million for both the three months ended June 30, 2005 and the three months ended June 30, 2004. These costs resulted in license gross margins of approximately 96% and 94% for the three months ended June 30, 2005 and 2004, respectively. The margin for the June 30, 2005 quarter is higher than in the recent past due to the specific mix of products being sold, combined with the expiration of certain royalty agreements.

Service. Cost of service revenues increased to $7.1 million for the three months ended June 30, 2005 from $6.5 million, or approximately 10%, from the three months ended June 30, 2004. These costs resulted in service gross margins of 42% for the three months ended June 30, 2005 and 43% for the three months ended June 30, 2004. We expect cost of service revenues to remain at or above 50% of service revenues.

Stock-based compensation included in cost of revenues. Stock-based compensation expense included in cost of revenues was less than $0.1 million for the three months ended June 30, 2005 compared to a benefit of less than $0.1 million for the three months ended June 30, 2004. For the three months ended June 30, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.5 million primarily relating to the straight line amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.1 million benefit associated with other employee equity securities, some of which are subject to variable accounting. The change in the stock-based compensation expense or benefit during a period is partly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles included in cost of revenues. Amortization of intangible assets was $0.3 million for the three months ended June 30, 2005 compared to $0.3 million for the three months ended June 30, 2004. The amortization expense in the three months ended June 30, 2004 primarily related to the acquisition of OnDemand in April 2002. Intangibles attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during calendar 2004. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million to intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. We expect total amortization expense, including amounts allocated to operating expense, on purchased intangible assets to be $0.3 million for the remaining three months in fiscal 2005. In addition, beginning in the quarter ended September 30, 2005, we also expect quarterly amortization expense to increase in an amount ranging from $0.1 to $0.2 million relating to an internally developed banking product that was completed and available for general release subsequent to June 30, 2005.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $7.1 million for the three months ended June 30, 2005 from $5.7 million, or approximately 24%, for the three months ended June 30, 2004. The $1.4 million increase in these expenses was mainly attributable to an increase of $1.2 million in personnel related expenses, a $0.1 million increase in recruiting fees, and a $0.2 million increase in travel costs due a higher number of sales representatives. These increases were partially offset by a $0.1 million reduction is legal costs.

Research and development. Research and development expenses increased to $5.2 million for the three months ended June 30, 2005 from $4.2 million, or approximately 23%, for the three months ended June 30, 2004. This $1.0 million increase was mainly attributable to an increase of approximately $0.6 million in research and development consulting expenses related to our outsourcing of technical support and certain sustaining engineering functions. Personnel costs also increased $0.6 million primarily due to the addition of KiQ employees. Offsetting these increases was the capitalization of internal salary and fringe benefit costs of approximately $0.3 million associated with software development costs relating to a banking product that were capitalized during the quarter ended June 30, 2005. We expect the capitalization of salaries associated with this project to be minimal in future periods.

General and administrative. General and administrative expenses increased to $4.6 million for the three months ended June 30, 2005 from $1.7 million, or approximately 169%, for the three months ended June 30, 2004. The $2.9 million increase in these expenses was mainly attributable to an increase of $1.5 million in consulting related expenses associated with efforts to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) and to fill vacant accounting positions. Professional service fees also increased $0.4 million, primarily due to the accounting and legal fees associated with SOX, additional procedures required in conjunction with the material weaknesses identified at June 30, 2004 and September 30, 2004 and additional fees related to the restatement of our prior year results. We anticipate that the higher costs associated with efforts to comply with SOX will continue for the remainder of fiscal 2005 and for the period necessary to complete our year end audit. In addition to these increases, personnel costs increased $0.6 million in conjunction with new hires in the accounting and finance areas. Due to the higher general and administrative headcounts the allocation of common costs to the department also increased by $0.3 million.

Stock-based compensation included in operating expenses. Stock-based compensation included in operating expenses was approximately $0.3 million for the three months ended June 30, 2005 compared to a benefit of less than $0.1 million for the three months ended June 30, 2004. For the three months ended June 30, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.5 million primarily relating to the straight line amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.1 million benefit associated with other employee equity securities, some of which are subject to variable accounting. The change in the stock-based compensation expense or benefit during a period is partly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles included in operating expenses. Amortization of intangible assets included in operating expenses was zero for the three months ended June 30, 2005 compared to less than $0.1 million for the three months ended June 30, 2004. The underlying intangible assets allocated to operating expenses became fully amortized during 2004.

Restructuring expenses. There we no restructuring expenses during the three month periods ended June 30, 2005 and 2004. The severance and benefit accruals relating to the restructuring programs announced in prior periods were reduced to zero during the three months ended June 30, 2005. In July 2005 we announced a reduction in workforce and expects to incur a one-time cash charge of approximately $1.0 million in the three month period ending September 30, 2005.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, was approximately $0.1 million for each of the three months ended June 30, 2005 and June 30, 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net income of $0.2 million for the three months ended June 30, 2005 as compared to net income of $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains recognized during the three months ended June 30, 2005. These gains are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s increase in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provisions for income taxes were $0.1 million for each of the three month periods ended June 30, 2005 and 2004. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Nine months Ended June 30, 2005 and 2004

Revenues

License. Total license revenue increased to $25.0 million for the nine months ended June 30, 2005 from $23.9 million, or 5%, for the nine months ended June 30, 2004. License revenues for enterprise solutions increased to $21.4 million for the nine months ended June 30, 2005 from $20.3 million, or approximately 5%, from the nine months ended June 30, 2004. This increase was primarily due to the timing of revenues recognized under the percentage-of-completion method of accounting. Timing and amount of revenue recognized is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. License revenues for marketing solutions decreased to $1.9 million for the nine months ended June 30, 2005 from $3.7 million, or approximately 49%, from the nine months ended June 30, 2004. This decrease was due to the timing of large dollar transactions from nine-month period to nine-month period and the deferral of revenue on a transaction involving future deliverables. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $1.8 million for the nine months ended June 30, 2005.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $37.4 million for the nine months ended June 30, 2005 from $32.7 million, or approximately 14%, for the nine months ended June 30, 2004. Service revenues for enterprise solutions increased to $29.1 million for the nine months ended June 30, 2005 from $24.0 million, or approximately 21%, from the nine months ended December 31, 2004. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues for marketing solutions were $7.6 million for the nine months ended June 30, 2005, a decrease from $8.7 million, or approximately 13%, for the nine months ended December 31, 2004. This decrease was due to the timing of large dollar transactions from nine-month period to nine-month period and the deferral of revenue on a transaction involving future deliverables. Service revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $0.7 million for the nine months ended June 30, 2005.

Reimbursement of out-of-pocket expenses (which are included in total service revenues) increased to $2.6 million for the nine months ended June 30, 2005 from $1.9 million, or approximately 36%, for the nine months ended December 31, 2004. This increase is primarily due to the higher number of third party consultants and employees working on projects.

Cost of revenues

License. Cost of license revenues decreased to $0.7 million for the nine months ended June 30, 2005 from $1.2 million, or approximately 42%, for the nine months ended June 30, 2004. These costs resulted in license gross margins of approximately 97% and 95% for the nine months ended June 30, 2005 and 2004, respectively. The margin for the nine month period ended June 30, 2005 is higher than in the recent past, due the expiration of certain royalty agreements.

Service. Cost of service revenues increased to $22.0 million for the nine months ended June 30, 2005 from $19.0 million, or approximately 15%, for the nine months ended June 30, 2004. These costs resulted in service gross margins of approximately 41% and 42% for the nine months ended June 30, 2005 and 2004, respectively.

Stock-based compensation included in cost of revenues). Stock-based compensation resulted in a charge of $0.1 million for the nine months ended June 30, 2005 as compared to a charge of $0.8 million for the nine months ended June 30, 2004. For the nine months ended June 30, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating consists of $0.9 million primarily relating to the straight line amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.5 million benefit associated with other employee equity securities, some of which are subject to variable accounting. The change in the stock-based compensation expense or benefit during a period is partly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles included in cost of revenues. Amortization of intangible assets was $0.8 million for the nine months ended June 30, 2005 compared to $1.7 million for the nine months ended June 30, 2004. The amortization expense in the nine months ended June 30, 2004 primarily related to the acquisition of OnDemand in April 2002. Intangibles attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during calendar 2004. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. In addition, beginning in the quarter ended September 30, 2005, we also expect quarterly amortization expense to increase by between $0.1 and $0.2 million relating to an internally developed banking product that was completed and available for general release subsequent to June 30, 2005.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased to $21.1 million for the nine months ended June 30, 2005 from $17.4 million, or approximately 22%, for the nine months ended June 30, 2004. The $3.8 million increase in these expenses was mainly attributable to an increase of $2.8 million in personnel related expenses and a $0.7 million increase in travel costs due a higher number of sales representatives. Recruiting fees also increased $0.3 million over the prior period.

Research and development. Research and development expenses increased to $15.0 million for the nine months ended June 30, 2005 from $12.9 million, or approximately 17%, for the nine months ended June 30, 2005. This $2.2 million increase was mainly attributable to an increase of approximately $1.7 million in research and development consulting expenses and a $0.2 million increase in travel costs related to our outsourcing of technical support and certain sustaining engineering functions. Personnel costs also increased $1.2 million, in part due to the addition of KiQ employees. Offsetting these increases was the capitalization of internal salary and fringe benefit costs of approximately $1.0 million associated with the development of a banking product that were capitalized during the nine months ended June 30, 2005. We expect the capitalization of salaries associated with this project to be minimal in future periods.

General and administrative. General and administrative expenses increased to $13.5 million for the nine months ended June 30, 2005 from $4.9 million, or approximately 177%, for the nine months ended June 30, 2004. The increase in these expenses was mainly attributable to an increase of $3.9 million in consulting related expenses associated with efforts to comply with SOX and fill vacant accounting positions. Professional service fees also increased $1.7 million primarily due to the accounting and legal fees associated with SOX, additional procedures required in conjunction with the material weaknesses identified at June 30, 2004 and September 30, 2004 and additional fees related to the restatement of our prior year results. We anticipate that the higher costs associated with efforts to comply with SOX will continue for the remainder of fiscal 2005 and for the period necessary to complete our year end audit. In conjunction with new hires in the accounting and finance areas, personnel related costs and recruiting fees increased $1.7 million and $0.3 million, respectively. Due to the higher general and administrative headcounts, the allocation of common costs and facilities costs to the department also increased by $0.5 million. During the nine months ended June 30, 2004, taxes were reclassified to the provision for income taxes. This reclassification resulted in a $0.5 million non-recurring reduction of general and administrative expenses during the nine months ended June 30, 2004.

Stock-based compensation included in operating expenses. Stock-based compensation was $0.3 million for the nine months ended June 30, 2005 compared to $3.1 million for the nine months ended June 30, 2004. For the nine months ended June 30, 2005 the aggregate stock-based compensation cost included in cost of revenues and in operating expenses consists of $0.9 million primarily relating to the straight line amortization of the deferred compensation associated with the acquisition of KiQ, offset by a $0.5 million benefit associated with other employee equity securities, some of which are subject to variable accounting. The change in the stock-based compensation expense or benefit during a period is partly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles included in operating expenses. Amortization of intangible assets included in operating expenses was $0.1 million for the nine months ended June 30, 2005 compared to $0.2 million for the nine months ended June 30, 2004. Amortization expense classified in operating expenses for these periods is mainly attributable to the acquisition of Prime Response in March 2001. These intangibles were fully amortized as of June 30, 2005.

Purchased in-process research and development. In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. For the nine months ended June 30, 2005, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ. There was no purchased in-process research and development expense for the nine months ended June 30, 2004.

Restructuring expenses. During the nine months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America, and an associated restructuring expense was recorded. Restructuring programs were also implemented during the years ended December 31, 2003 and 2002. During the nine months ended June 30, 2005, as the earned portions of severed employee retention bonuses were paid, adjustments to the previously recorded estimates were recorded. These adjustments resulted in a $0.1 million benefit for the nine months ended June 30, 2005 as compared to an expense of $1.0 million for the nine months ended June 30, 2004. In July 2005, we announced a reduction in workforce and expects to incur a one-time cash charge of approximately $1.0 million in the three month period ending September 30, 2005.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, increased to approximately $0.5 million for the nine months ended June 30, 2005 from $0.4 million for the nine months ended June 30, 2004. This increase is primarily due to interest earned on larger cash and cash equivalent balances during the nine months ended June 30, 2005 and lower interest expense as no balances were outstanding on the revolving line of credit in 2005. The increase in average cash balances over the prior year was due, in part, to the proceeds of $25.0 million from the sale of our common stock received in January 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net loss of less than $0.1 million for the nine months ended June 30, 2005 as compared to net income of less than $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains and losses recognized during the nine months ended June 30, 2005 and 2004. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provisions for income taxes were $0.3 million and $0.8 million for the nine months ended June 30, 2005 and 2004, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and capital resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. Our cash, cash equivalents, short-term investments, restricted cash and long-term restricted cash consist principally of money market accounts, certificates of deposit and auction rate securities and totaled $39.2 million and $62.1 million at June 30, 2005 and September 30, 2004, respectively, a decrease of $22.9 million. At June 30, 2005, $1.5 million of restricted cash, recorded as non-current at September 30, 2004, had been reclassified to current, as the restriction expires in December of 2005.

Cash used in operating activities was $12.5 million during the nine months ended June 30, 2005, which consisted primarily of our net loss of $12.8 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the KiQ acquisition, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) aggregating approximately $4.4 million and the net cash outflow effect from changes in assets and liabilities of approximately $4.1 million. This net cash outflow was primarily caused by the payment of accounts payable and accrued expenses, increases in accounts receivable, offset by increases in deferred revenue. The increase in deferred revenue is primarily attributable to two significant license agreements signed in three month period ended June 30, 2005. These agreements are being accounted for under the percentage of completion method of accounting.

During the nine months ended June 30, 2004, cash provided by operating activities was $2.6 million, which consisted primarily of our net loss of $5.8 million adjusted for non-cash items (primarily depreciation, amortization and non-cash stock-based compensation expense) aggregating approximately $6.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $1.5 million.

Cash used in investing activities during the nine months ended June 30, 2005 was $10.5 million and primarily related to the acquisition of KiQ at December 21, 2004. Cash used in investing during the nine months ended June 30, 2004 was $2.1 million and primarily related to the purchase of marketable securities. Cash used in investing activities also includes $0.6 million of equipment and software purchases for each of the nine months ended June 30, 2005 and 2004.

Cash provided by financing activities was $0.2 million and $27.1 million during the nine months ended June 30, 2005 and 2004, respectively. In the nine months ended June 30, 2005, the amount relates to the proceeds from stock option exercises offset by payments on capital lease obligations. For the nine months ended June 30, 2004, the amount consists of net proceeds of $24.8 million from the sale of 4,854,368 shares of common stock, proceeds of $2.9 million received from stock option exercises, proceeds of $1.1 million from the issuance of common stock as part of the employee stock purchase plan, the collection of $0.4 million of notes receivable, and repayments of $2.1 million on the our line of credit. There were no borrowings on the line of credit in 2005.

During the three month period ended March 31, 2005, we were not in compliance with the requirements of certain NASDAQ rules. As a result, we suspended our Employee Stock Purchase Plan (“ESPP”) and our stock option plans were subject to “black out” restrictions. Approximately $0.8 million of ESPP funds withheld from employee payroll, normally resulting in proceeds to us for newly issued shares, was refunded to employees during the three month period ended March 31, 2005. Historically, proceeds to us from the ESPP and stock option plans have been significant. During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, these two sources of financing provided proceeds to the company in the aggregate amounts of $4.0 million, $2.3 million and $3.4 million, respectively. As of June 30, 2005, the stock option plans were no longer subject to restriction. However, our ESPP was still suspended. We have not yet determined if and when the ESPP will be reinstated and, accordingly, we do not anticipate that we will receive proceeds from the ESPP in the near term.

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003, is comprised of a $5.0 million accounts receivable line and an equipment line. Our ability to use the equipment line expired on March 27, 2004 and the accounts receivable line expired on March 27, 2005. We received an extension on the accounts receivable line of credit through September 25, 2005 and are currently in negotiations to renew our line of credit. As of June 30, 2005, there were no outstanding borrowings on either of these lines of credit.

The terms of the credit agreement with the bank require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a quick ratio of 2.00 to 1.00, (iii) a tangible net worth of at least $15.0 million plus 60% of the proceeds of any equity offerings and (iv) subordinate any debt issuances subsequent to the effective date of the agreement. We received a waiver from Comerica Bank specifically with respect to the tangible net worth requirement for the quarter ended June 30, 2005. As of June 30, 2005, we were in compliance with all covenants of our line of credit taking into account the waiver issued by Comerica Bank.

Under the terms and conditions of the accounts receivable line, the total amount of credit is $5.0 million. The facility contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of June 30, 2005, we had utilized $1.6 million of the $2.0 million standby commercial letter of credit limit. The facility also contains a provision for a sub-limit of up to $2.0 million for the issuance of foreign exchange forward contracts. As of June 30, 2005, we had not entered into any foreign exchange forward contracts. Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Borrowings under the accounts receivable line, plus outstanding items under the letter of credit and foreign exchange sub-limits are limited to $5.0 million in the aggregate.

Prior to the expiration of the equipment line, borrowings bore interest at the bank’s prime rate plus 1.0%, and the bank held a security interest in the equipment. In March 2003, we borrowed $2.5 million against the equipment line of credit and paid off the outstanding balance in December 2003.

Future commitments

We lease our facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2011. In addition, the we have entered into non-cancelable capital leases involving computer equipment with various expiration dates through 2007. Future minimum lease payments under non-cancelable capital and operating leases as of June 30, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Remaining portion of Fiscal 2005	$57	$835	$(92)	$743
Fiscal 2006	228	3,317	(306)	3,011
Fiscal 2007	97	3,286	—	3,286
Fiscal 2008	—	3,016	—	3,016
Fiscal 2009	—	2,063	—	2,063
Thereafter	—	1,305	—	1,305

Total payments	$382	$13,822	$(398)	$13,424

Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

As of June 30, 2005, we had approximately $1.6 million in standby letters of credit securing operating leases relating to computer equipment. Of this $1.6 million, $1.1 million of the letters of credit secure computer equipment leases for our outsourcing partner in India.

Possible Need for Additional Sources of Capital

Our existing cash, cash equivalents and marketable securities balances have continued to decline during fiscal 2005. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient positive cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. Should we require additional capital before achieving positive cash flows from operations, we would access financial markets for raising of funds through debt/equity offerings or utilize a bank line of credit or loan.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition, including estimating the total estimated time required to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

•	Estimating the allowance for doubtful accounts relating to accounts receivable;

•	Restructuring costs; and

•	Determining functional currencies for the purposes of consolidating our international operations.

We have reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with our Audit Committee. Additional information about our critical accounting policies may by found in our September 30, 2004 Form 10-K/T, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Application of Critical Accounting Policies and Use of Estimates.” We have not changed those policies since the filing of our Form 10-K/T on March 29, 2005. Investors should therefore read this Item 2 in conjunction with the information relating to our critical accounting policies contained in our Form 10-K/T.

RISK FACTORS

Weakness in technology spending in our target markets combined with geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in fiscal 2005 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Continued or further weakness in technology spending and geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $3.1 million and $12.8 million for the three and nine months ended June 30, 2005, respectively, and $1.5 million and $5.8 million for the three and nine months ended June 30, 2004, respectively. We incurred losses of $16.4 million and $32.3 million for years ended December 31, 2003 and 2002, respectively. As of June 30, 2005, we had an accumulated deficit of $202.2 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our software license revenues in each quarter from a limited number of customers. The loss of a major customer in a particular quarter could cause a decrease in revenues and net income. For the nine months ended June 30, 2005, Capital One and Barclays accounted for 22% and 10% of our total revenues, respectively. For the nine months ended June 30, 2004, the Canadian Imperial Bank and Barclays accounted for 14% and 12% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the nine months ended June 30, 2005, international revenues were $29.7 million, or approximately 47% of our total revenues. For the nine months ended June 30, 2004, international revenues were $38.2 million, or approximately 67% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 47% and 67% of our total sales for the nine months ended June 30, 2005 and 2004, respectively. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the nine months ended June 30, 2005, we had a foreign currency translation loss of less than $0.1 million. We do not engage in any currency hedging activities.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition in our markets could result in price reductions for our products and services, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. Historically our primary competition has been from internal development, custom systems integration projects and application software competitors. In particular, we compete with:

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

In addition, recent consolidation in the software industry may indicate that we will face new competitors in the future. In August 2005, Oracle announced that it will acquire a majority interest in i-flex solutions, a banking software maker headquartered in Mumbai, India. In August 2005, IBM announced that it had signed an agreement to acquire DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. While we do not believe that either i-flex or DWL are significant competitors of Chordiant, the acquisition activity of these large corporations of software providers to the industries we target may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products and subsequent impact on services revenues;

•	Lengthening of our sales cycle;

•	Potential additional deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with system integrators, in particular, our existing business alliance partners, IBM and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these parties may be more likely to recommend competitors’ products and services. In addition, in August 2005, IBM announced that it had signed an agreement to acquire DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. While we do not believe that DWL is a direct competitor of Chordiant, IBM’s acquisition of DWL may indicate that IBM could change its partnering strategy with independent software vendors, including Chordiant.

If systems integrators fail to properly implement our software, our business, reputation and financial results may be harmed.

The structure of our most recent transactions have involved increased reliance on systems integrators to implement our products, and this trend may continue. As a result, we have less quality control over the implementation of our software with respect to these transactions and are more reliant on the ability of our systems integrators to correctly implement our software. If these system integrators fail to properly implement our software, our business, reputation and financial results may be harmed.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging to date from three to 18 months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not continue to successfully implement our plan to improve our internal control over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. For example, during the quarter ended September 30, 2004, our independent registered public accounting firm brought to our attention a need to increase the size and effectiveness of our finance department and management, and the Audit Committee determined that, as a result of such inadequate staffing, a material weakness in our internal control over financial reporting existed. This material weakness has contributed to increased expenses and efforts required for our financial reporting. As a result of this, we have implemented and continue to implement changes, including the hiring of four additional employees in our finance department since March 31, 2005, to strengthen our internal control over financial reporting. However, since March 31, 2005, three members of our finance department have left Chordiant. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion below under the heading “Item 4. Controls and Procedures.”

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India and other locations. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of June 30, 2005, we employed approximately 94 persons through our independent contractor. In addition, as a result of the 10% reduction in our workforce that took place in July 2005, we are now more dependent on this agreement. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the twelve-month period ended June 30, 2005, the closing price of our common stock on the NASDAQ National Market ranged from a low of $1.40 to a high of $4.35 per share. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In this regard, during the last six months our President, Vice President of Marketing, Vice President of Engineering and General Counsel have left Chordiant. In addition, in July 2005 we reduced the size of our workforce by approximately 10%, which may have a negative effect on our ability to attract and retain qualified personnel.

To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets-financial services, telecommunications and retail-accounted for approximately 89% and 89% of our total revenues for the nine months ended June 30, 2005 and 2004, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 60% and 58% of our total revenues for the nine months ended June 30, 2005 and 2004, respectively. Gross margin on service revenues was 41% and 42% for the nine months ended June 30, 2005 and 2004, respectively. License revenues comprised 40% and 42% of our total revenues for the nine months ended June 30, 2005 and 2004, respectively. Gross margins on license revenues were 97% and 95% for the nine months ended June 30, 2005 and 2004, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we must expand our services organization, successfully recruit and train a sufficient number of qualified services personnel and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

We may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development and sales of our products.

In July 2005, we reduced the size of our workforce by approximately 10%. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel.

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

We may encounter unexpected delays in implementing the requirements relating to internal controls and we expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with the management assessment and auditor attestation requirements. We have recently replaced the outside consultant retained as the project manager of our Section 404 of SOX compliance efforts and engaged a new independent auditing firm, BDO Seidman, LLP.

We continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of SOX, within the time frame required by Section 404. We changed our fiscal year end to September 30 because of management’s conclusion that it would not complete documenting our internal controls over financial reporting by December 31, 2004, and it was unlikely we would complete our assessment of design and operating effectiveness of internal controls over financial reporting by April 30, 2005, the extended time period allowed by the SEC. We may encounter unexpected delays in implementing the requirements relating to internal controls. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also have incurred and expect to continue to incur additional expenses and diversion of management’s time (attributable in part to the new project manager and auditing firm) as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results. In addition, we may not be able to remediate any problems we or our auditors discover with respect to our internal control over financial reporting on a timely basis. The requirement to comply with Section 404 of SOX will be effective for our fiscal year ending September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations and change in the market values of our investments. The following table presents the amounts of short-term investments and restricted cash that are subject to interest rate risk and the average interest rate as of June 30, 2005 (in thousands):

	June 30, 2005	Fair Value
Restricted cash in short-term investments	$1,784	$1,784
Short-term investments	$4,100	$4,100
Average interest rates	2.13%

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

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 36% and 48% of total revenues for the three months ended June 30, 2005 and 2004, respectively. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. For the three months ended June 30, 2005, we had an unrealized foreign currency translation loss of approximately $0.6 million.

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

Item 4. Controls and Procedures.

Management’s responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this quarterly report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent our financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our new independent registered public accounting firm, BDO Seidman, LLP and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors, and the independent auditors have free access to the Audit Committee.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our Chairman, CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of June 30, 2005 were not effective.

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

Definitions of Significant Deficiency and Material Weakness

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

Material Weakness Reported for the Quarter ended June 30, 2004

As previously reported, in July 2004, PricewaterhouseCoopers LLP (“PwC”), our former independent public accounting firm, informed our Audit Committee of possible revenue recognition problems for the quarter ended June 30, 2004 arising out of two contracts involving the sale of our enterprise solutions software. The issue with one of the contracts related to the timing of the execution of the contract and the issue with the other contract involved percentage of completion accounting. Our Audit Committee initiated an investigation and also engaged outside legal counsel to assist in the investigation. The investigation was conducted to (i) identify whether any revenue recognition issues existed at Chordiant generally, and (ii) review the business practices of our employees as they relate to procedures and controls applicable to the execution of our contracts. Through this investigation, management and our Audit Committee determined that a material weakness in our internal control over financial reporting existed relating to our revenue recognition controls.

Material Weakness Reported for the Quarter ended September 30, 2004

As previously reported, the Board of Directors approved a change in our fiscal year end from December 31st to September 30th because management concluded in December that it would not complete documenting Chordiant’s internal control over financial reporting by December 31, 2004, and that it was unlikely that we could complete our assessment of the design and operating effectiveness of internal control over financial reporting by April 30, 2005, the extended time period allowed by the SEC to complete this assessment. As the Board of Directors did not make the decision to change the year end until December 29, 2004, we filed a quarterly report on Form 10-Q on November 9, 2004 for the quarter ended September 30, 2004. In that report for the quarter ended September 30, 2004, we reported that in October 2004, PwC informed Chordiant and our Audit Committee that the following material weakness arose in the quarter ended September 30, 2004 with respect to our internal control over financial reporting relating to staffing of our finance department and the fact that many finance employees are new hires: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters, (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements and (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures. We agreed with PwC’s assessment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our previous filings, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and management and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to revenue recognition, and staffing of our finance team, on an ongoing basis and will take further action, as appropriate. While neither material weakness has been fully remediated, management believes significant progress has been made to do so.

404 Internal Control over Financial Reporting Report

Despite the change in our fiscal year, there can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that our management will be able to report that our internal controls are effective for our fiscal year ending September 30, 2005. We also have no assurance that testing by us or our auditors will reveal all material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls over financial reporting may adversely impact our results of operations. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. We may not be able to remediate any problems we or our auditors discover with respect to our internal control over financial reporting on a timely basis. In addition, this remediation may require implementing additional internal controls over financial reporting, the costs of which could have a material adverse effect on our results of operations.

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

Dated: August 9, 2005

Chordiant Software, Inc.
(Registrant)

By:	/s/ George de Urioste
George de Urioste Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 10-Q for the Quarterly period ended June 30, 2004 and incorporated herein by reference)

10.33	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003 (the “Ness Agreement”), as amended.*

10.34	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers (incorporated by reference from Item 1.01 of the Form 8-K of Chordiant Software, Inc. filed with the SEC on June 8, 2005)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.