Form 10-K
period 2005-09-30
CHORDIANT SOFTWARE INC
filed 2005-12-09
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Common Stock $.001 Par Value per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Transition Report on Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: $117,805,915.

As of October 31, 2005, there were 78,593,498 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHORDIANT SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

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

Restatement of Prior Quarters’ Financial Statements

In the course of preparing its 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. On December 6, 2005, management concluded that the Company should restate the Company’s interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 due to such errors. On December 6, 2005, senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion. All financial information contained in this Annual Report on Form 10-K gives effect to these restatements.

Change in Year End and Prior Restatement of Financial Statements

On December 29, 2004, the Board of Directors of Chordiant approved a change in Chordiant’s fiscal year end from December 31st to September 30th. In the course of preparing the 2004 financial results for the new fiscal year ended September 30, 2004, the Company identified certain errors relating to expense and revenue timing, the valuation of a guarantee, prepaid account balances, estimates used to compute stock offering costs, warrant valuations and stock based compensation in the interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. Due to the aggregate number of errors identified in the previously issued interim financial statements and the relative percentages represented by those errors in the quarters, management concluded that the interim financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated. The Audit Committee of the Board of Directors concurred with management’s conclusion. As a result, Chordiant filed a Transition Report on Form 10-K/T for the transition period from January 1, 2004 to September 30, 2004 to reflect the change in fiscal year and the related restatement for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. All financial information contained in this Annual Report on Form 10-K gives effect to this restatement.

Overview

We are an enterprise software company that provides process-driven software applications to global consumer companies to deliver strategies for revenue growth, operational efficiency and compliance with regulations. We concentrate on serving global customers in retail financial services, communications and other consumer direct industries. We focus on the largest consumer markets in the world—North America and large European countries.

We believe our solutions add business value and a return-on-investment for our customers by reducing operational costs, increasing employee productivity and revenue growth. These improvements are realized by automating key business processes associated with servicing, selling, marketing and fulfilling customer requests throughout the customer’s enterprise. We offer a complete customer solution that includes software applications, business processes, tools and services that enable businesses to integrate their customer information and corporate systems to produce a real-time view of customers across multiple customer channels. We believe our solutions offer businesses the flexibility to set their business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. We believe that we are leaders in providing business process driven applications for consumer management.

Our software and architecture are based on leading industry standards that are widely adopted by business customers in the industries we serve. We provide the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company (“KiQ”), for an aggregate purchase price of approximately $20 million, which was comprised of $9.7 million in cash, $9.3 million in our common stock and approximately $0.9 million in associated transaction costs. Through this transaction, we acquired a decision management system that advances the state of analytics by exploiting the power of predictive data mining, analytical modeling, and strategy formulation into real-time decision management and execution. Products and patent-pending technology acquired by us in this transaction enable organizations to significantly increase the accuracy of marketing offers for retention, up-selling, cross selling, and to model risk scenarios such as customer churn and likelihood to default on payments. With the addition of KiQ’s products and patent-pending technology we are able to deliver a range of applications for real-time recommendation, retention, risk management and recruitment.

As a result of the transaction, Chordiant added 14 new customers primarily in financial services and telecommunications industries. Customers include: O2, Orange and T-Mobile in the telecommunications sector and Fortis Banking and Insurance Group, DSB Bank, and SNS Bank, in the European financial services sector. A total of 20 KiQ employees, including two founders and 15 engineering and technical staff, joined us as employees in December 2004.

Product Solutions

Our products are designed for global enterprises seeking to optimize decision analysis, marketing, selling and servicing efforts. We have designed our products to integrate customer information from different data sources, generate business processes based on a customer’s specific profile and requests, and provide uniform service and data to customers across multiple communication channels. Our products are designed to enable companies to deliver appropriate offers and information to a targeted customer at the time of customer need.

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

The “enterprise solutions” consist of our enterprise platform products and selling and services application products that are described as “Chordiant 5 Enterprise Platform” and “Chordiant 5 Selling and Services.” Customers must license Chordiant 5 Enterprise Platform as a prerequisite to licensing Chordiant 5 Selling and Services applications. The principal markets for our decision management solutions, marketing solutions, vertical solutions and our enterprise solutions are substantially the same. For a discussion of the dollar amount of revenue contributed by our decision analysis, marketing solutions and our enterprise solutions, we incorporate by reference the information located under the headings “Results of Operations—Comparison of the Year Ended September 30, 2005 to the Year Ended September 30, 2004—Revenues” and “Results of Operations— Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003— Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations.” This integrated suite includes the following products:

Chordiant 5 Applications

Chordiant 5 Decision Management Solutions.    Chordiant 5 Decision Management is a suite of active decision management software products designed to allow marketing professionals and management to make better decisions during customer interactions and as part of marketing campaigns. Chordiant 5 Decision Management enables business users to develop decision strategies that predict customer behavior, develop customer strategies, add intelligence to decision management, make real time recommendations to frontline representatives, and offers business performance analysis. Chordiant 5 Decision Management Solutions include the following products:

•	Chordiant Data Preparation Director—Chordiant Data Preparation Director allows non-IT users to combine, manipulate and aggregate customer data using an easy to use visual interface. By reducing the IT bottleneck, it gives business users more control and higher throughput, decreasing time to market.

•	Chordiant Predictive Analytics Director—Chordiant Predictive Analytics Director provides marketing professionals functionality which enables in-depth analysis of significant amounts of customer information using data-mining and predictive analytical capabilities. It offers a streamlined business oriented process to quickly and accurately develop accurate and reliable models of the analysis.

•	Chordiant Strategy Director—Chordiant Strategy Director allows users to design customer interaction strategies and marketing offers based on decisions and rules that reflect customer behavior, preferences, legislation, corporate policies and the desired business outcome. The resulting decision logic is executed in our campaign management solution for outbound communication or executed in real-time in multiple channels of communication.

•	Chordiant Decision Monitor—Chordiant Decision Monitor provides management with insight into the business results, measures the data analysis effectiveness, and allows an organization to continuously learn from the current and future data models. It is a software module in which all decisions are automatically logged and stored in a monitoring database together with the relevant data as well as subsequent customer information and behavior. This module can be integrated and analyzed by many third party business intelligence tools.

•	Chordiant Deployment Manager—Chordiant Deployment Manager provides the administrative function to prepare available data in the operational environment and implement the decision logic into the production campaigns, business processes and applications.

•	Chordiant Real-Time Decisioning Services—Chordiant Real-Time Decisioning Server generates the decisioning service that can be hosted in industry-standard application servers.

•	Chordiant Database Decisioning Services—The Chordiant Database Decisioning Server provides a user-friendly execution application for datamining, analysis, and modeling to create the optimal decision logic and the appropriate decisions outcomes.

Chordiant 5 Marketing Solutions.    Chordiant 5 Marketing automates the marketing processes required to plan, define, execute and optimize marketing campaigns across multiple product lines and channels of communication in global business-to-consumer enterprises. Chordiant 5 Marketing solution is an integrated set of applications designed to support a full range of marketing relationship management processes and serve the needs of corporate marketing departments and professionals. Chordiant 5 Marketing Solutions are comprised of the following applications:

•	Chordiant 5 Marketing Director provides the functionality for marketing professionals to plan, define, execute and optimize customer relationships and marketing campaigns across all traditional media channels: direct mail, telesales, and print and broadcast advertising and to schedule campaigns for real-time execution through communication channels such as; email, websites, wireless services, and call center and branch applications.

•	Chordiant 5 Online Marketing provides the execution server for web and e-mail based marketing campaigns.

•	Chordiant 5 Mobile Marketing provides the execution server for mobile devices such as cellular phones.

•	Chordiant 5 OneReporting provides real-time access to detailed marketing and customer information for creating reports, analysis and intelligent marketing decision-making.

Chordiant 5 Selling and Servicing.    Chordiant 5 Selling & Servicing provides role-based application interfaces that optimize real-time, process driven interactions between a company and its customers. These applications provide a company’s representatives who interact with customers and business partners a series of role-based interfaces for matching a company’s unique business policies and processes to individual customers to optimize customer interactions, case management and work management between front office and back office operations. These applications automate a company’s business policies, and processes which in turn accelerates customer servicing, improves marketing offers and sales cycles, improves customer interactions and gains consistent customer interactions. Chordiant 5 Selling & Servicing applications enable companies to increase the effectiveness of sales or service offerings by matching customer profiles and contact histories with appropriate offers to increase cross-sell effectiveness and opportunities. Chordiant 5 Selling & Servicing applications are comprised of the following application products:

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

Chordiant 5 Teller (Financial Transactions) Solution.    Chordiant 5 Teller (Financial Transactions) is a browser-based teller application driven by a high performance transactional business process management system provided in Chordiant 5 Enterprise Platform. A number of application versions of Chordiant 5 Teller Solution are offered based on the role and functionality required in branch operations. Chordiant 5 Teller

Solution integrates to the retail banks multiple lines of businesses and transactional systems providing a customer centric approach to service delivery and selling in branch operations. The solution utilizes the strength of Chordiant 5 Enterprise Platform providing company-wide case management, customer history, work management between front office and back office operations and may be deployed as an integral part of the retail bank’s multichannel network and architecture.

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

Strategic Direction

The Company is undertaking a new approach to its enterprise software business across its chosen vertical markets of financial services, telecommunication and media. Chordiant anticipates that it will increasingly deliver business-focused applications based on an open and adaptable core information technology (“IT”) infrastructure that provides high levels of business agility and fast ROI for enterprises by allowing rapid changes to their IT systems. Chordiant’s applications can be configured to provide competitive advantage by responding more directly and agilely to business needs.

Chordiant Mesh

Developed to exploit the open architecture provided through Service Oriented Architecture (SOA), Chordiant has developed a new collaborative development model called Chordiant Mesh which allows the Company to react to customer technology and solution requirements swiftly and in co-operation with the customer.

With the Chordiant Mesh, Chordiant will provide organizations with the ability to bind together a wide range of tools and components through an open, interworking infrastructure layer focused on customer processing and interaction systems. This allows organizations to quickly integrate and deploy applications into their systems. Built around the SOA approach, Chordiant Mesh is an infrastructure layer that allows the organization to bind together a wide range of components and tools. It consists of a variety of adapters, plug-ins and configuration tools that are open and able to integrate the other parts of the technology infrastructure. The Chordiant Mesh allows Chordiant customers and potentially third party application companies and system integrators in the future to more rapidly build new customer processing and interaction applications into their infrastructure.

Chordiant Mesh aims at solving the problem organizations face in being able to rapidly build and deploy new solutions while managing an increasing speed of change within their infrastructure. It provides flexibility to allow the enterprise to customize both the underlying architecture and applications to meet specific business needs. The new collaborative development approach means that such changes can be more effectively reviewed and supported by Chordiant.

Chordiant Mesh empowers organizations to work jointly with Chordiant and its partners to develop new classes of applications on a shared technology platform using modern tools for organizational collaboration. The end results is that Chordiant customers can more rapidly build new customer processing and interaction applications and deploy them into their infrastructure.

Through this collaborative development approach, the Chordiant Mesh will be continually developed and evolved for the benefit of Chordiant, its customers and partners. Chordiant Mesh enables a Chordiant to deliver increased value to Chordiant customers through greater speed of innovation, supported by a network of implementation partners and independent software vendors (ISVs) that are committed to Chordiant solutions.

Key benefits of the Chordiant Mesh are believed to be:

•	Greater speed of core innovation in technology and applications.

•	A fabric for the maintenance of infrastructure level code and reduction of customization and cost of ownership.

•	A set of tools and methodologies for building applications collaboratively with Chordiant and its partners.

•	Enabling and enhancing the IT systems “grid” to better support high value SOA—based applications;

•	Providing IT departments with additional levels of support, control and flexibility to leverage their Chordiant investment.

•	By leveraging open-source development models, Chordiant will take code revisions submitted by community members—customers, partners and Chordiant itself—and allow these to be incorporated into its products when appropriate.

The collaborative development approach will put Chordiant in closer collaboration with customers which the Company with the expectation that this will improve that relationship by enhancing the value its software brings—in this model, Chordiant empowers a larger community of developers and thus creates more compelling value for customers.

Applications Development

Chordiant provides technology that enables businesses to engage with customers concerning their individual needs across multiple channels and across the enterprise. Chordiant’s position in this space is underlined by the fact that it has completed implementations with major North American and European consumer companies.

Many businesses today recognize the need to have relationship management technology that enables high quality interaction with the customer to both maximize revenue opportunities and customer satisfaction and crucially, to provide differentiation within the marketplace.

It is the combination of predictive modeling with adaptive modeling, processes and business rules that drives sophisticated decisioning logic to create more intimate customer relationships and enhance customer loyalty and profitability. Chordiant enables automated decisions to be made across the organization and across different customer channels which are in turn backed up by automated, intelligent processes which deliver consistent organizational behavior and implement policy.

This approach has many advantages:

•	Inbound marketing—businesses will be able to initiate individual customer-centric conversations through tailored, personal targeting that entices the individual to engage with the organization.

•	Integrated multi-channel experience—the ability to converse with the customer seamlessly across multiple channels and especially across the growing self-service environments.

•	Executive real-time monitoring—business executives can have real-time dynamic control through a console interface of more of what is going on in the business and are able to move away from post-event static reports and ‘managing by memo’ as they will have greater ability to change the course of the business.

•	Business control—the business user will be able to control and manipulate the decisioning logic directly without needing specialist IT help.

Customers

We target global market leaders in business-to-consumer industries, particularly companies in the financial services and telecommunications industries. Our customers include: ING, Wachovia, HSBC, O2, Time Warner Cable, Covad Communications, 21st Century Insurance, USAA, T-Mobile, Lloyds TSB Bank, Bank of Ireland, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank, Canadian Tire Financial Services, Barclay’s Bank, Direct Line, Canadian Imperial Bank of Commerce, HBOS plc, Nokia, British Telecom and British Sky Broadcasting (BskyB). For the year ended September 30, 2005, Capital One accounted for 18% of our total revenues. David A. Weymouth, a director of ours since January 2005, was the corporate responsibility director of Barclay’s Group, an affiliate of Barclay’s Bank, through June 2005.

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

Certain of our products use technology modules from third-party technology providers including IBM, BEA Systems, Sun Microsystems, Ingenieria de Software Bancario, S.L. (ISBAN) and certain other non-public entities. Our enterprise platform solutions support industry standard J2EE application servers including IBM WebSphere and BEA WebLogic. Our server software runs on UNIX server platforms from Sun Microsystems, IBM and Linux. In 2004, Chordiant announced support and certification for the IBM Grid Computing environment.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by selling and support efforts through business alliance partners such as IBM, Capgemini and Accenture, systems integrators and technology vendors. Our market focus is the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers. We target our sales and marketing efforts, together with our product design efforts, on industries such as retail banking, insurance, consumer financial services, telecommunications and consumer direct industries.

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

In the United States we have sales offices in the greater metropolitan areas of Boston, Massachusetts; Charlotte, North Carolina; and Manchester, New Hampshire. Our corporate offices are located in Cupertino, California. Outside the United States, we have offices in the greater metropolitan areas of London, Paris, Amsterdam, Frankfurt, and Munich.

Our Services

We offer a comprehensive set of customer services including professional consulting services and product support and training services. We believe that providing high quality customer service is critical to achieving rapid product implementation and customer success.

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

In addition to our internal professional services organization, in 2003 we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), to provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services through. Ness is an independent contracting company with global technical resources and an operations center in Bangalore, India. The agreement with Ness is for a term of three years and may be extended for additional one year terms at our discretion.

We provide our customers with support and maintenance services including telephone support, web-based support and updates to our products and documentation. We believe that providing a high level of technical support is critical to customer satisfaction. We also offer training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our solutions by the users within a company. Fees for our training services are typically charged separately from our software license, maintenance and consulting fees.

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

Since fiscal year 2003, our agreement with Ness provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.

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

Our product development teams have extensive experience in enterprise and distributed computing, J2EE and object oriented development, data management, process and workflow engineering, transaction system interfaces, Internet and Web-Services technologies. Our research and development expenditures were $19.4 million and $13.2 million for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships.    To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture, Capgemini, IBM Global Services, Ness Technologies and Infogain. We plan to expand these relationships to increase our capacity to license and implement our products. We have trained consultants in these organizations for the implementation and support of our solutions. We believe that expanding our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

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

Custom System Integration Projects

Another source of competition results from systems integrators engaged to build a custom development application. The competitive factors in this area require that we demonstrate to the customer the cost savings and advantages of configurable, upgradeable and commercially supported software products developed by a dedicated professional software organization.

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

Application Software Competitors

Our primary competition is from internal development at our customers and potential customers as discussed. However, other competitors include providers of traditional, first-generation customer relationship management, enterprise resources planning, call center, marketing automation software and sales force automation software. These vendors include, among others, companies such as: PeopleSoft, Inc. (acquired by Oracle Corporation), E.piphany, Inc. (acquired by SSA Global Technologies), Fidelity Systems, S1 Corporation, Amdocs, and Siebel Systems, Inc., which has signed an agreement to be acquired by Oracle Corporation.

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

We integrate third party software into our products. Costs associated with integrated technology provided by third parties historically accounts for approximately 3% to 7% of total license revenues. The third party software may not continue to be available on commercially reasonable terms or at all. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

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

Employees

As of September 30, 2005, we employed 280 full time employees. Of that total, 68 were primarily engaged in product development, engineering or systems engineering, 94 were engaged in sales and marketing, 68 were engaged in professional services and 50 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, finance, management and marketing personnel.

Financial Information About Geographic Areas

For a detailed description of our sales by geographic region, we incorporate by reference the information in Note 17 to our consolidated financial statements contained in Item 8 of this Form 10-K. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected” and “—Risk Factors—Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.”

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

ITEM 1A.	RISK FACTORS

Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $19.5 million for the year ended September 30, 2005. We incurred losses of $0.4 million for the nine months ended September 30, 2004. We incurred losses of $16.4 million for the year ended December 31, 2003. As of September 30, 2005, we had an accumulated deficit of $208.9 million. We may continue to incur losses and cannot be certain that we can achieve or generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which would further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the year ended September 30, 2005, Capital One accounted for 18% of our total revenues. For the nine months ended September 30, 2004, Barclays, Time Warner Cable, and the Canadian Imperial Bank of Commerce accounted for 11%, 11% and 10% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the year ended September 30, 2005, international revenues were $42.0 million or approximately 50% of our total revenues. For the nine months ended September 30, 2004, international revenues were $32.0 million or approximately 52% of our total revenues. For the year ended December 31, 2003, international revenues were $52.4 million or approximately 77% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with licensing products and servicing customers in foreign markets; and

•	Economic downturns and political uncertainty in international economies.

•	Expectations of European economic growth that are lower than for the US.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income.

Product Backlog

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. We define backlog as non-cancelable contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of current software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact Chordiant’s filling of backlog, such as Chordiant’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. Chordiant provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 50% of our total sales for the year ended September 30, 2005. Our international sales comprised 52% of our total sales for the nine months ended September 30, 2004. Our international sales comprised 77% of our total sales for the year ended December 31, 2003. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the year ended September 30, 2005, we had a foreign currency translation loss of approximately $0.6 million. We do not engage in any currency hedging activities.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in fiscal year 2006 if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition in our markets could result in price reductions for our products and services, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. Historically, our primary competition has been from internal development, custom systems integration projects and application software competitors. In particular, we compete with:

•	Internal information technology departments: in-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.

•	Custom systems integration projects: we compete with large systems integrators who may develop custom solutions for specific companies which may reduce the likelihood that they would purchase our products and services.

•	Point application vendors: we compete with providers of stand-alone point solutions for web-based customer relationship management and traditional client/server-based, call-center service customer and sales-force automation solution providers.

In addition, recent consolidation in the software industry may indicate that we will face new competitors in the future. In August 2005, Oracle announced that it will acquire a majority interest in i-flex solutions, a banking software maker headquartered in Mumbai, India. In August 2005, IBM announced that it had signed an agreement to acquire DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In August 2005, SSA Global Technologies announced that it had signed an agreement to acquire E.piphany, Inc., a maker of customer relationship management software products. In September 2005, Oracle announced that it signed an agreement to acquire Siebel Systems, Inc., a maker of customer relationship management software products. While we do not believe that either i-flex or DWL have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products and subsequent impact on revenues;

•	Lengthening of our sales cycle;

•	Potential additional deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in August 2005, IBM announced that it had signed an agreement to acquire DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. While we do not believe that DWL has been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL may indicate that IBM will become a competitor of ours in the future.

If systems integrators fail to properly implement our software, our business, reputation and financial results may be harmed.

We are increasingly relying on systems integrators to implement our products, and this trend may continue. As a result, we have less quality control over the implementation of our software with respect to these transactions and are more reliant on the ability of our systems integrators to correctly implement our software. If these systems integrators fail to properly implement our software, our business, reputation and financial results may be harmed.

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

If we do not successfully implement our plan to improve our internal control over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, in the course of preparing its 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. As a result of this need to restate interim financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed. These material weaknesses have contributed to increased expenses and efforts required for our financial reporting. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion below under the heading “Item 9A. Controls and Procedures.”

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with an independent contracting company with global technical resources and an operations center in Bangalore, India and other locations. The agreement provides for the independent contractor, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of September 30, 2005, we use the services of approximately 99 persons through our independent contractor. In addition, as a result of the 10% reduction in our workforce that took place in July 2005, we are now more dependent on this agreement. The expansion of this organization is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of your investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the year ended September 30, 2005, the price of our common stock on the NASDAQ National Market ranged from a low of $1.38 to a high of $3.50 per share. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

We may incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

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

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933, as amended, based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. In June 2004, Chordiant and almost all of the other issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. If the settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer software and hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 we reduced the size of our workforce by approximately 10%, which may have a negative effect on our ability to attract and retain qualified personnel.

To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 94% and 90% of our total revenues for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 62% and 61% of our total revenues for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively. Gross margin on service revenues was 43% and 42% for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively. Service revenues comprised 61% of our total revenues for the year ended December 31, 2003 and gross margin on service revenues was 41% in that year. License revenues comprised 38% and 39% of our total revenues for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively. License revenues comprised 39% of our total revenues for the year ended December 31, 2003. Gross margins on license revenues were 97% and 95% for the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively. Gross margins on license revenues were 95% for the year ended December 31, 2003.

As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we would expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

Our customers and systems integration partners may have the ability to alter our source code and resulting inappropriate alterations could adversely affect the performance of our products, cause injury to our reputation and increase operating expenses.

Customers and systems integration partners may have access to the computer source code for certain elements of our products and may alter the source code. Alteration of our source code may lead to implementation, operation, technical support and upgrade problems for our customers. This could adversely affect the market acceptance of our products, and any necessary investigative work and repairs could cause us to incur significant expenses and delays in implementation.

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

If we become subject to intellectual property infringement claims, including patent infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

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

In particular, if we were sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such suit. If any of our products were found to infringe such patent, the patent holder could seek an injunction to enjoin our use of the infringing product. This would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be extremely costly. A patent infringement claim could have a material adverse effect on our business, operating results and financial condition.

The application of percentage of completion accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

Although we attempt use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions. At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. The application of the percentage of completion method of accounting is complex and involves judgments and estimates, which may change significantly based on customer requirements. This complexity combined with changing customer requirements could result in delays in the proper determination of our percentage of completion estimates and revenue not being recognized as we expect.

We may be subject to an investigation by the SEC or litigation by private parties in connection with the restatement of our interim financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, and June 30, 2005.

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which were reported in our Transition Report on Form 10-K/T. Additionally, in the course of preparing our 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. As a result, the SEC may choose to begin an investigation or we may be subject to litigation, which could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or litigation, we could be required to pay penalties or damages or have other remedies imposed upon us. In addition, we could become the target of expensive securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position or cash flows.

We may continue to encounter unexpected delays in implementing the requirements relating to internal control over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

In connection with the initial testing of internal controls certain material weaknesses were identified. In future periods we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in offices that are approximately 31,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2008. We also lease office space in Mahwah New Jersey; Charlotte, North Carolina; and Manchester, New Hampshire. Outside of the United States, we have offices in the greater metropolitan areas of London, Paris, Amsterdam, Frankfurt and Munich. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2005, our Annual Meeting of Stockholders was held in Cupertino, California. Of the 77,584,298 shares outstanding and entitled to vote as of the record date of August 4, 2005, 70,413,880 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of two (2) directors to hold office until the 2008 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified; (ii) the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2005 and (iii) the approval of our 2005 Equity Incentive Plan.

The following nominees were elected as class II directors, each to hold office until the 2008 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-votes
Stephen P. Kelly	68,309,574	2,104,306	0
Steven R. Springsteel	67,482,624	2,931,256	0

In addition to the directors elected above, William J. Raduchel, Ph.D., Samuel T. Spadafora, David A. Weymouth, Charles E. Hoffman and David R. Springett continued to serve as directors after the annual meeting.

The selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ended September 30, 2005 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-votes
70,311,752	26,557	75,571	0

The approval of the 2005 Equity Incentive Plan was approved by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-votes
34,939,198	8,859,800	967,272	25,647,610

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended September 30, 2005
First Quarter (October 1 – December 31)	$3.50	$1.78
Second Quarter (January 1 – March 31)	$2.35	$1.64
Third Quarter (April 1 – June 30)	$2.16	$1.38
Fourth Quarter (July 1 – September 30)	$3.00	$2.15
Nine Months Ended September 30, 2004*
First Quarter (January 1 – March 31)	$6.10	$4.51
Second Quarter (April 1 – June 30)	$5.48	$3.12
Final Quarter (July 1 – September 30)	$4.55	$2.05

*	We changed our fiscal year end date to September 30, effective in 2004. Accordingly, our fiscal period ended September 30, 2004 was comprised of three fiscal quarters.

As of October 31, 2005, there were approximately 248 holders of record of our common stock who together held approximately 5,983,000 shares of our common stock. The remainder of our shares outstanding are held by brokers and other institutions on behalf of stockholders. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors, officers and key employees have entered into trading plans for selling shares in our securities. As of September 30, 2005, the directors and executive officers who have entered into trading plans include Stephen P. Kelly, Samuel T. Spadafora and Robert U. Mullen. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to securities authorized for issuance under our equity compensation plans, please refer to the information under the heading, “Equity Compensation Plan Information” in Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended September 30, 2005 and the nine months ended September 30, 2004 and for the year ended December 31, 2003 and the consolidated balance sheet data as of September 30, 2005 and 2004 are derived from the audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002, and 2001 are derived from audited consolidated financial statements not included in this Form 10-K. The diluted net loss per share computation excludes potential shares of common stock (restricted stock, options and warrants to purchase common stock), since their effect would be anti-dilutive. See the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$83,725	$61,023	$68,266	$73,851	$77,464
Net loss	(19,540)	(443)	(16,403)	(32,321)	(42,262)
Net loss per share—basic and diluted	$(0.26)	$(0.01)	$(0.28)	$(0.59)	$(0.86)
Weighted average shares used in computing basic and diluted net loss per share	74,449	69,761	59,353	55,055	49,252

	September 30,		December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,546	$55,748	$36,218	$30,731	$27,068
Working capital	24,133	46,560	19,576	20,569	39,731
Total assets	107,250	115,340	83,811	90,759	114,865
Current and long term portion of capital lease obligations	309	508	—	—	—
Short-term and long-term borrowings	—	—	—	1,250	75
Short-term and long-term deferred revenue	26,197	20,581	18,396	18,594	26,863
Stockholders’ equity	$65,557	$76,176	$48,446	$50,811	$71,300

No dividends have been paid or declared since our inception. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1 of this Form 10-K under the caption “Risk Factors” and those discussed elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Beginning in late calendar 2000, the financial services and telecommunications industries entered into a steep and long economic downturn, with industry sales dropping from late 2000 through the first part of 2003. Over the past several years, our customers have focused on controlling costs and reducing risk, including constraining information technology and lines of business expenditures and requiring more favorable pricing terms from their suppliers and pursuing consolidation within their own industries. As a result of this downturn, our license fee revenues declined 19% in fiscal 2003.

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through our fiscal year 2005 and appears to have a favorable impact, specifically in information technology spending. For the year ended September 30, 2005 and the nine months ended September 30, 2004, we were able to grow total revenues on a year over year basis.

Software Industry Consolidation and Possible Increased Competition

The software industry in general is undergoing a period of consolidation, and there has been recent consolidation in sectors of the software industry in which we operate. In August 2005, Oracle announced that it will acquire a majority interest in i-flex solutions, a banking software maker headquartered in Mumbai, India. In August 2005, IBM announced that it had signed an agreement to acquire DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In August 2005, SSA Global Technologies announced that it had signed an agreement to acquire Epiphany, Inc., a maker of customer relationship management software products. In September 2005, Oracle announced that it signed an agreement to acquire Siebel Systems, Inc., a maker of customer relationship management software products. While we do not believe that either i-flex or DWL are competitors of Chordiant, the acquisition activity of these large corporations of software providers to the industries we target may indicate that we will face increased competition from significantly larger and more established entities in the future.

Financial Trends

Backlog.    An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. As of September 30, 2005, we had approximately $33 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

•	current software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes both unbilled amounts plus billed amounts classified as deferred revenue;

•	deferred revenue from customer support contracts;

•	consulting service orders representing the unbilled remaining balances of consulting contracts not yet completed or delivered, plus deferred consulting revenue; and

•	education orders for services not yet completed or delivered.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period and is generally recognizable as revenue within a twelve month period. There are many factors that would impact Chordiant’s conversion of backlog as recognizable revenue, such as Chordiant’s progress in completing projects for its customers, Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables and customers increasing the scope or duration of a contract causing license revenue to be deferred for a longer period of time.

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at all or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Gross margins.    Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 97% and 94% for the twelve months ended September 30, 2005 and 2004, respectively. Gross margins on license revenues were 95% for both the nine months ended September 30, 2004 and 2003. Gross margins on license revenues were 95% for the year ended December 31, 2003. We expect license gross margin on current products to range from 93% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold, with certain of the enterprise solution products having higher associated royalties payable to third parties and the marketing solution and decision management products having minimal associated royalties. The banking product that was developed during the year ended September 30, 2005 will also have higher royalties than our existing products. Gross margins on service revenues were 43% and 42% for the twelve months ended September 30, 2005 and 2004, respectively. Gross margin on service revenues was 42% for both the nine months ended September 30, 2004 and 2003. Gross margin on service revenues was 41% for the year ended December 31, 2003.

Service revenues.    Service revenues as a percentage of total revenues were 62% and 59% for the twelve months ended September 30, 2005 and 2004, respectively. Service revenues as a percentage of total revenues were 61% and 65% for the nine months ended September 30, 2004 and 2003, respectively. Service revenues as a percentage of total revenues were 61% for the year ended December 31, 2003. We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

Revenues from international customers versus North America revenues.    For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the twelve months ended September 30, 2005 and 2004, international revenues were $42.0 million and $45.3 million, or approximately 50% and 56% of our total revenues, respectively. For the nine months ended September 30, 2004 and 2003, international revenues were $32.0 million and $37.0 million, or approximately 52% and 76% of our total revenues, respectively. For the year ended December 31, 2003, international revenues were $52.4 million, or approximately 77% of our total revenues. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the twelve months ended September 30, 2005 and 2004, North America revenues were $41.7 million and $30.2 million, or approximately 50% and 37% of our total revenues, respectively. For the nine months ended September 30, 2004 and 2003, North America revenues were $29.0 million and $11.7 million, or approximately 48% and 24% of our total revenues, respectively. For the year ended December 31, 2003, North America revenues were $15.8 million, or approximately 23% of our total revenues. As the U.S. economy has strengthened, we have seen an increase in North America revenues. We believe North America revenues will continue to represent an increasing portion of our total revenues in future periods.

Acquisition of KiQ Limited.    On December 21, 2004, we acquired KiQ Limited, a privately-held United Kingdom software company with branch offices in the Netherlands (“KiQ”), specializing in the development and sales of decision management systems. The year ended September 30, 2005 includes the revenues and expenses of KiQ for more than nine months. The acquisition resulted in an increase to our headcount of approximately 20 employees as of the acquisition date. The majority of these individuals are in the Cost of Service and Research and Development areas, accordingly personnel costs are now higher in these categories for the year ended September 30, 2005. KiQ operations have been integrated into the financial operations and the decision management products are actively being marketed to customers across all regions.

Costs related to compliance with the Sarbanes-Oxley Act of 2002.    For the year ended September 30, 2005, general and administrative expenses include significant professional services costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. We expect these costs to continue for the first quarter of fiscal year 2006. While these costs are expected to decline during the remainder of fiscal year 2006, the level of decline is uncertain.

Reduction in workforce.    In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash charge of approximately $1.0 million in the fourth quarter ended September 30, 2005 for severance benefits. As a result of this reduction in force, we expect to realize aggregate internal cost savings of approximately $1.1 million per quarter. Such savings will primarily be in the areas of Sales and Marketing and Research and Development. We anticipate a full offset to this savings attributable to increased sales commissions, a new marketing campaign and outsourced development expenses associated with new product deliverables.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies, vendor specific objective evidence (“VSOE”) of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting judgments and estimates are used in the preparation of our consolidated financial statements:

•	Revenue recognition, including estimating the total estimated time required to complete sales arrangements involving significant implementation or customization essential to the functionality of our products;

•	Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

•	Accounting for income taxes;

•	Valuation of long-lived and intangible assets and goodwill;

•	Restructuring costs; and

•	Determining functional currencies for the purposes of consolidating our international operations.

Revenue recognition.

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in increased operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

Software license revenue is recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon VSOE of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. The VSOE of fair value for annual post-contract customer support is generally established with the contractual future renewal rates included in the contracts when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, we recognize revenue upon the establishment of VSOE for that element or when the element is delivered.

At the time we enter into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products.

For contracts for products that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2.

For contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenue using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

The percentage-of-completion method is applied when we have the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the changes as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

The completed contract method is applied when we are unable to obtain reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to three years.

Our training and consulting services revenues are recognized as such services are performed on an hourly or daily basis for time and material contracts. For consulting services arrangements with a fixed fee, we recognize revenue on the proportional performance method.

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

For all sales we use either a signed license agreement or a binding purchase order where we have a master license agreement as evidence of an arrangement. Sales through our third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders or order forms on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

Allowance for doubtful accounts.    We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $19.2 million with an allowance for doubtful accounts of $0.2 million as of September 30, 2005. Our accounts receivable balance was $20.3 million with an allowance for doubtful accounts of $0.1 million as of

September 30, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

We have recorded a valuation allowance of $79.9 million as of September 30, 2005, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. This valuation allowance offsets 100% of the deferred tax asset at September 30, 2005. Deferred tax assets have been fully reserved for in all periods presented. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.    We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Furthermore, we assess the impairment of goodwill annually. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period;

•	Market capitalization declines relative to net book value; and

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period including September 30, 2005 and performed Step 1 of the goodwill impairment analysis required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2005 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring costs.    During the quarter ended September 30, 2005, we undertook an approximate 10% reduction in our workforce. Charges incurred related to severance payments in both North America and Europe.

During the quarter ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America. This restructuring plan included a reduction in workforce and incurred charges related to severance agreements in Europe.

During fiscal years 2004 and 2003, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation.    We have several foreign subsidiaries that together account for a significant portion of our revenues, expenses, assets and liabilities.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had a foreign currency translation loss of approximately $0.6 million for the year ended September 30, 2005 and a foreign currency translation gain of less than $0.1 million, which were included as part of accumulated other comprehensive income within our balance sheet at September 30, 2005 and 2004, respectively.

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

Prior to June 30, 2005 the settlement of accumulated intercompany loans and advances was not planned or anticipated. Loans and advances made subsequent to this date are anticipated as cash balances may need to be transferred between entities. Exchange gains or losses on these intercompany balances are reflected in the statement of operations.

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company has not yet determined the method of adoption or the effect, however expects the adoption of SFAS 123R to have a material adverse effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes

SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective October 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123R permits public companies to adopt its requirements using one of two methods:

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

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company adopted SFAS 153 in fiscal 2005 and its adoption did not have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Results of Operations

On December 29, 2004, Chordiant’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The nine-month results reported by the Company relate to the transitional period ended September 30, 2004. The financial information for the year ended September 30, 2004 and the nine months ended September 30, 2003 is unaudited and is presented for comparative purposes.

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, consolidated statements of operations data for the periods indicated. This information, except for the year ended September 30, 2004 and the nine months ended September 30, 2003, has been derived from the consolidated financial statements included elsewhere in this Annual Report.

	Year Ended September 30,				Nine Months Ended September 30,				Year Ended December 31,
	2005		2004		2004		2003		2003
			(unaudited)				(unaudited)
Statements of Operations Data:
Revenues:
License	$31,678	38%	$32,909	41%	$23,661	39%	$17,266	35%	$26,514	39%
Service	52,047	62	47,714	59	37,362	61	31,400	65	41,752	61

Total revenues	83,725	100	80,623	100	61,023	100	48,666	100	68,266	100

Cost of revenues:
License	1,079	1	1,836	2	1,262	2	847	2	1,421	2
Service	29,438	35	27,746	35	21,510	35	18,356	38	24,593	36
Stock-based compensation (benefit)	633	1	601	1	(75)	—	1,121	2	1,797	3
Amortization of intangible assets	1,068	1	1,838	2	1,044	2	2,377	5	3,171	4

Total cost of revenues	32,218	38	32,021	40	23,741	39	22,701	47	30,982	45

Gross profit	51,507	62	48,602	60	37,282	61	25,965	53	37,284	55

Operating expenses:
Sales and marketing	28,517	34	23,459	29	17,763	29	15,728	32	21,423	31
Research and development	19,405	23	17,329	21	13,153	22	12,075	25	16,251	24
General and administrative	18,008	22	8,008	10	6,717	11	4,942	10	6,233	9
Stock-based compensation (benefit)	2,211	3	2,389	3	(282)	—	3,927	8	6,598	10
Amortization of intangible assets	117	—	222	—	126	—	294	1	390	1
Restructuring expense	1,052	1	1,200	2	172	—	1,161	2	2,189	3
Purchased in-process research and development	1,940	2	—	—	—	—	—	—	—	—

Total operating expenses	71,250	85	52,607	65	37,649	62	38,127	78	53,084	78

Loss from operations	(19,743)	(23)	(4,005)	(5)	(367)	(1)	(12,162)	(25)	(15,800)	(23)
Interest income (expense), net	755	1	515	1	498	1	(131)	—	(114)	—
Other income (expense), net	(103)	—	9	—	(132)	—	(80)	(1)	61	—

Loss before income taxes	(19,091)	(22)	(3,481)	(4)	(1)	—	(12,373)	(26)	(15,853)	(23)
Provision for income taxes	449	1	899	1	442	1	93	—	550	1

Net loss	$(19,540)	(23)%	$(4,380)	(5)%	$(443)	(1)%	$(12,466)	(26)%	$(16,403)	(24)%

Comparison of the Year Ended September 30, 2005 to the Year Ended September 30, 2004 (Unaudited)

Revenues

License.    Total license revenue decreased $1.2 million, or 4%, to $31.7 million for the year ended September 30, 2005 compared to $32.9 million for the year ended September 30, 2004. License revenues for enterprise solutions decreased $2.2 million, or 8%, to $24.6 million for the year ended September 30, 2005 compared to $26.8 million for the year ended September 30, 2004. This decrease was primarily due to the timing of revenues recognized under the percentage-of-completion method of accounting. The timing and amount of revenue recognized is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. License revenues for marketing solutions decreased $3.6 million, or 60%, to $2.5 million for the year ended September 30, 2005 compared to $6.1 million for the year ended September 30, 2004. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $4.6 million for year ended September 30, 2005.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased $4.3 million, or 9%, to $52.0 million for the year ended September 30, 2005 compared to $47.7 million for the year ended September 30, 2004. Service revenues associated with enterprise solution products increased

$4.0 million, or 12%, to $40.2 million for the year ended September 30, 2005 compared to $36.2 million for the year ended September 30, 2004. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues associated with marketing solution products decreased $1.9 million, or 16%, to $9.7 million for the year ended September 30, 2005 compared to $11.6 million for the year ended September 30, 2004. Service revenues associated with decision management solution products relate to the products acquired in the KiQ transaction and were $1.9 million for the year ended September 30, 2005.

Reimbursement of out-of-pocket expenses (which are included in total service revenues) increased $0.6 million, or 22%, to $3.5 million for the year ended September 30, 2005 compared to $2.8 million for the year ended September 30, 2004. This increase is primarily due to the higher number of third party consultants and employees working on projects.

Cost of revenues

License.    Cost of license revenues decreased $0.8 million, or 41%, to $1.1 million for the year ended September 30, 2005 compared to $1.8 million for the year ended September 30, 2004. These costs resulted in license gross margins of approximately 97% and 94% for the year ended September 30, 2005 and 2004, respectively. The license gross margin for the year ended September 30, 2005 is higher than in the recent past due to lower royalties payable associated with the mix of products sold. The number of product components subject to the payment of royalties in the past declined during the year ended September 30, 2005. Revenues derived from the sale of KiQ products are also not subject to significant royalties.

Service.    Cost of service revenues increased $1.7 million, or 6%, to $29.4 million for the year ended September 30, 2005 compared to $27.7 million for the year ended September 30, 2004. These costs resulted in service gross margins of approximately 43% and 42% for the years ended September 30, 2005 and 2004, respectively.

Stock-based compensation (included in cost of revenues).    Stock-based compensation allocated to cost of revenues resulted in a charge of $0.6 million for the year ended September 30, 2005 as compared to a charge of $0.6 million for the year ended September 30, 2004. For the year ended September 30, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.8 million and primarily related to the amortization of the deferred compensation associated with the acquisition of KiQ. Also included in these costs for the year ended September 30, 2005 were charges associated with the issuance of 450,000 shares of restricted stock to certain officers of the Company. The remaining change in the stock-based compensation expense or benefit during a period is partly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles (included in cost of revenues).    Amortization of intangible assets was $1.1 million for the year ended September 30, 2005 compared to $1.8 million for the year ended September 30, 2004. The amortization expense in the year ended September 30, 2004 primarily related to intangibles associated with the acquisition of OnDemand in April 2002. Intangibles associated with the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001 became fully amortized during calendar 2004. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009. In addition, beginning in the quarter ended September 30, 2005, quarterly amortization expense increased $0.2 million relating to an internally developed banking product that was completed and available for general release. These costs are being amortized over a three-year period.

Operating Expenses

Sales and marketing.    Sales and marketing expenses increased $5.0 million, or 22%, to $28.5 million for the year ended September 30, 2005 compared to $23.5 million for the year ended September 30, 2004. The

$5.0 million increase in these expenses was mainly attributable to an increase of $3.8 million in personnel related expenses and an $0.8 million increase in travel costs due to a higher number of sales representatives. Recruiting fees also increased $0.3 million over the prior period.

Research and development.    Research and development expenses increased $2.1 million, or 12%, to $19.4 million for the year ended September 30, 2005 compared to $17.3 million for the year ended September 30, 2004. This $2.1 million increase was mainly attributable to an increase of approximately $1.9 million in research and development consulting expenses related to our outsourcing of technical support and certain sustaining engineering functions. Personnel costs also increased $0.9 million, in part due to the addition of KiQ employees. Offsetting these increases was an increase to the capitalization of internal salary and fringe benefit costs of approximately $0.8 million associated with the development of a banking product. The development of this product was completed in July 2005 and no additional costs are expected to be capitalized.

General and administrative.    General and administrative expenses increased $10.0 million, or 125%, to $18.0 million for the year ended September 30, 2005 compared to $8.0 million for the year ended September 30, 2004. The increase in these expenses was mainly attributable to an increase of $5.1 million in consulting related expenses associated with efforts to comply with SOX and fill vacant accounting positions. Professional service fees also increased $1.9 million primarily due to the accounting and legal fees associated with SOX, additional procedures required in conjunction with the material weaknesses identified at June 30, 2004 and September 30, 2004 and additional fees related to the restatement of our prior year results. We anticipate that the higher costs associated with efforts to comply with SOX will continue for the first quarter of fiscal year 2006. In conjunction with new hires in the accounting and finance areas, personnel related costs and recruiting fees increased $1.7 million and $0.5 million, respectively. Due to the higher general and administrative headcounts, the allocation of common costs and facilities costs to the department also increased by $0.6 million. During the year ended September 30, 2004, taxes were reclassified to the provision for income taxes. This reclassification resulted in a $0.5 million non-recurring reduction of general and administrative expenses during the year ended September 30, 2004.

Stock-based compensation (included in operating expenses).    Stock-based compensation allocated to operating expenses was $2.2 million for the year ended September 30, 2005 compared to $2.4 million for the year ended September 30, 2004. For the year ended September 30, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.8 million and primarily related to the amortization of the deferred compensation associated with the acquisition of KiQ. Also included in these costs for the year ended September 30, 2005 were charges associated with the issuance of 450,000 shares of restricted stock to certain officers of the Company. The remaining change in the stock-based compensation expense or benefit during a period is partly due to the increase or decrease in our stock price, which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Year Ended September 30, 2005	Year Ended September 30, 2004
Stock-based compensation expense:
Cost of revenues	$633	$601

Sales and marketing	947	646
Research and development	796	856
General and administrative	468	887

	2,211	2,389

Total stock-based compensation expense	$2,844	$2,990

Amortization of intangible (included in operating expenses).    Amortization of intangible assets included in operating expenses was $0.1 million for the year ended September 30, 2005 compared to $0.2 million for the year ended September 30, 2004. Amortization expense classified in operating expenses for these periods is mainly attributable to the acquisition of Prime Response in March 2001. These intangibles were fully amortized as of September 30, 2005.

Purchased in-process research and development.    In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. For the year ended September 30, 2005, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ. There was no purchased in-process research and development expense for the year ended September 30, 2004.

Restructuring expenses.    In July 2005, we announced a reduction in workforce and incurred a one-time cash charge of approximately $1.1 million in the year ended September 30, 2005. During the year ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America, and an associated restructuring expense was recorded. Please refer to Note 6 to the Consolidated Financial Statements, “Restructuring.”

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, increased to approximately $0.8 million for the year ended September 30, 2005 from $0.5 million for the year ended September 30, 2004. This increase is primarily due to improved interest rates related to interest-bearing cash, cash equivalents and short-term investment accounts.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net loss of $0.1 million for the year ended September 30, 2005 as compared to net income of less than $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains and losses recognized during the years ended September 30, 2005 and 2004. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provisions for income taxes were $0.4 million and $0.9 million for the years ended September 30, 2005 and 2004, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

Revenues

License.    Total license revenues increased to $23.7 million for the nine months ended September 30, 2004 from $17.3 million, or approximately 37%, from the nine months ended September 30, 2003. License revenues for enterprise solutions increased to $19.8 million for the nine months ended September 30, 2004 from $13.5 million, or approximately 47%, for the nine months ended September 30, 2003. The increase was due to revenue recognized on seven significant enterprise license contracts during the nine months ended September 30, 2004 compared to five contracts in the same period of 2003. License revenues for marketing solutions increased to $3.9 million for the nine months ended September 30, 2004 from $3.8 million, or approximately 3%, for the nine months ended September 30, 2003. The increase was primarily due to one license agreement in 2004 that significantly exceeded the historical average.

Service.    Total service revenues, which include reimbursement of out-of-pocket expenses, increased to $37.4 million for the nine months ended September 30, 2004 from $31.4 million, or approximately 19%, for the nine months ended September 30, 2003. Service revenues associated with enterprise solution products increased to $29.3 million for the nine months ended September 30, 2004 from $23.9 million, or approximately 30%, for the nine months ended September 30, 2003. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with enterprise solutions license agreements entered into in current and prior periods. Service revenues associated with marketing solution products increased to $8.0 million for the nine months ended September 30, 2004 from $7.5 million, or approximately 7%, for the nine months ended September 30, 2003. This increase was due to the continuation of maintenance and support revenues associated with marketing solutions license agreements entered into in current and prior periods.

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

As part of our efforts to manage costs, principally those associated with our technical support and sustaining engineering services, we have entered into an agreement with Ness, effective December 15, 2003 wherein Ness will provide our customers with technical product support through a worldwide 24x7 help desk facility, a sustaining engineering function which serves as the interface between technical product support and our internal engineering organization, product testing services, and product development services for our Marketing Director Product line (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them.

Stock-based compensation (included in cost of revenues).    We recorded a benefit from stock-based compensation of less than $0.1 million for the nine months ended September 30, 2004 from $1.1 million in expense for the nine months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.”

Amortization of intangibles (included in cost of revenues).    Amortization of intangible assets was $1.0 million for the nine months ended September 30, 2004 compared to $2.4 million for the nine months ended September 30, 2003. The amortization expense in the nine months ended September 30, 2004 included $0.3 million attributable to the acquisition of OnDemand in April 2002, approximately $0.3 million attributable to the acquisition of Prime Response in March 2001 and $0.4 million attributable to the acquisitions of certain assets from ActionPoint and ASP Outfitter in May 2001.

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

Research and development.    Research and development expenses increased to $13.2 million for the nine months ended September 30, 2004 from $12.1 million, or approximately 9%, for the nine months ended September 30, 2003. The increase in these expenses was mainly attributable to an increase of approximately $1.8 million in personnel related expenses and $0.4 million in equipment rental expenses related to our outsourcing of technical support and certain sustaining engineering functions. These increases were partially offset by a decrease of approximately $0.4 million in depreciation related expenses and a reduction in allocated expenses of $0.4 million due to lower headcounts in our other operating functions as a result of restructuring actions implemented. Also offsetting the increases were costs of $0.5 million associated with the development of a banking product that were capitalized as software development costs during the quarter ended September 30, 2004.

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

Stock-based compensation (included in operating expenses).    We recorded a benefit from stock-based compensation of $0.3 million for the nine months ended September 30, 2004 from an expense of $3.9 million for the nine months ended September 30, 2003. The decrease in stock-based compensation is mainly due to the decrease in our stock price since December 31, 2003, which affects the variable accounting calculation to which restricted stock and some outstanding stock options are subject. Please refer to Note 2, “Summary of Significant Accounting Policies”, under the heading “Stock-based compensation.”

Amortization of intangibles (included in operating expenses).    Amortization of intangible assets was $0.1 million for the nine months ended September 30, 2004 compared to $0.3 million for the nine months ended

September 30, 2003. The $0.1 million amortization expense for the nine months ended September 30, 2004 is mainly attributable to the acquisition of Prime Response in March 2001.

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

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. Our cash, cash equivalents, short-term investments, restricted cash and long-term restricted cash consist principally of money market accounts and certificates of deposit and totaled $40.9 million and $62.1 million at September 30, 2005 and September 30, 2004, respectively, a decrease of $21.2 million. At September 30, 2004, $1.5 million of restricted cash, recorded as non-current at September 30, 2004, had been reclassified to current, as the restriction expires in December of 2005.

Operating Activities

Cash used in operating activities was $9.0 million during the year ended September 30, 2005, which consisted primarily of our net loss of $19.5 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the KiQ acquisition, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) aggregating approximately $7.6 million and the net cash inflow effect from changes in assets and liabilities of approximately $2.9 million. This net cash inflow was primarily caused by an increase in deferred revenue and the collection of accounts receivable, offset by the payment of accounts payable and accrued expenses, and additions to prepaid expenses and other assets. The increase in deferred revenue is primarily attributable to two significant license agreements signed in the three month period ended June 30, 2005. These agreements are being accounted for under the percentage of completion method of accounting.

For the nine months ended September 30, 2004 the $4.4 million use of cash consisted primarily of our net loss of $0.4 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $1.7 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.6 million. This net cash outflow was caused primarily by $8.1 million increase in accounts receivable, which was caused in part by a new financial information system conversion during the third quarter. This conversion delayed normal accounts receivable collection efforts, resulting in higher balances due from customers.

Cash used in operating activities during fiscal year 2003 consisted primarily of our loss of $16.4 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $14.6 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.9 million. During fiscal year 2003, the following occurred which contributed to the net cash outflow effect from changes in assets and liabilities: (i) deferred revenues decreased as long-term support and maintenance revenues were recognized for which cash was received in prior years; (ii) accounts payable decreased as the Company paid off prior year balances; (iii) accrued expenses decreased as a result of payments for restructuring-related accruals, commissions and bonuses which were partially offset by current year accruals; and (iv) accounts receivable decreased.

We entered into several multi-year support and maintenance agreements in 2000 and, to a lesser extent, in 2001 and 2002. Because we recognize revenue over the life of these agreements, our cash flows from operations were negatively impacted in the years after we entered into these agreements. Since we expect to continue our recent focus on annual (instead of multi-year) agreements, we expect that this negative impact on our cash flow from operations to decline.

Investing Activities

Cash used in investing activities during the year ended September 30, 2005 was $8.8 million. This use of cash primarily related to the $9.8 million in funds used to acquire KiQ, $2.2 million in funds used to complete development of an acquired banking product offset by the $4.0 million in net proceeds from the sale of marketable securities. Property and equipment purchases also consumed $0.7 million of cash during the period.

Cash used in investing activities during the nine months ended September 30, 2004 was $4.8 million. This use of cash related to the $4.0 million purchase of marketable securities and $0.8 million in property and equipment additions.

Cash provided by investing activities during the year ended December 31, 2003 was $8.1 million and primarily related to the net proceeds from the sale of marketable securities and short term investments. Offsetting these proceeds were property and equipment purchases during the year ended December 31, 2003 of $0.6 million.

Financing Activities

Financing activities were a source of cash in the amounts of $1.0 million, $28.7 million and $1.9 million for the year ended September 30, 2005, nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

For the year ended September 30, 2005, the amount relates to $1.2 million in proceeds from stock option exercises, offset by payments of $0.2 million on capital lease obligations. During the year ended September 30, 2005, we suspended our Employee Stock Purchase Plan (“ESPP”). Historically, proceeds to us from the ESPP have been significant. During the nine months ended September 30, 2004 and the year ended December 31, 2003, this source of financing provided proceeds to the company in the amount of $1.5 million and $1.2 million, respectively. We have not yet determined if and when the ESPP will be reinstated and, accordingly, we do not anticipate that we will receive proceeds from the ESPP in the near term.

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

During fiscal year 2003, the following occurred: (i) we repaid $4.7 million of borrowings including $3.5 million of borrowings entered into during 2003; (ii) we received proceeds of $1.3 million from the issuance of common stock as part of the employee stock purchase plan; (iii) we received proceeds of $1.0 million from the exercise of employee stock options; and (iv) we received proceeds of $0.9 million from the collection of notes receivable.

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to March 25, 2006, was amended in September 2005 and is comprised of a $5.0 million accounts receivable line and an equipment line. Our ability to use the equipment line expired on March 27, 2004. As of September 30, 2005, there were no outstanding borrowings on either of these lines of credit.

The terms of the credit agreement with the bank require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a tangible net worth of at least $20.0 million plus 60% of the proceeds of any equity offerings and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. The Company obtained a waiver from Comerica Bank for all past defaults that occurred. As of September 30, 2005, we were in compliance with the respective debt covenants.

Under the terms and conditions of the accounts receivable line, the total amount of credit is $5.0 million. The facility contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of September 30, 2005, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit. The facility also contains a provision for a sub-limit of up to $2.0 million for the issuance of foreign exchange forward contracts. As of September 30, 2005, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in September 2005, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 25, 2006. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Except for the standby commercial letters of credit, as of September 30, 2005, there was no outstanding balance on our accounts receivable line of credit.

Contractual Obligations and Off Balance Sheet Arrangements

We have entered into an agreement with Ness, effective December 15, 2003 wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India Ltd. has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $1.1 million in guarantee of Ness Technologies India, Ltd.’s financial commitments under the lease. Management believes that the likelihood of the performance of the guarantee being called is remote.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

Future payments due under lease obligations as of September 30, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal Year Ended September 30:
2006	$228	$3,422	$(306)	$3,116
2007	97	3,332	—	3,332
2008	—	3,003	—	3,003
2009	—	2,050	—	2,050
2010	—	1,069	—	1,069
2011	—	224	—	224

Total minimum payments	$325	$13,100	$(306)	$12,794

Our existing cash, cash equivalents and marketable securities balances may decline further during fiscal year 2006. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens further, the decline in cash, cash equivalents and marketable securities balances may be greater than presently anticipated.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no liabilities recorded for these liabilities as of September 30, 2005.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our non-traded, available-for-sale marketable securities.

The following table presents the amounts of marketable securities and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2005 (in thousands):

	September 30, 2005	Fair Value
Restricted cash in short-term investments	$1,982	$1,982
Average interest rates	0.70%

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

Foreign Currency Risk.    A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 50% of total revenues for the year ended September 30, 2005. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At September 30, 2005 approximately $17.0 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Year Ended September 30, 2005, for the Nine Months Ended September 30, 2004 and for the Year Ended December 31, 2003.

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm for the year ended September 30, 2005	50
Report of Independent Registered Public Accounting Firm for the nine months ended September 30, 2004, and the year ended December 31, 2003	51
Consolidated Balance Sheets as of September 30, 2005 and 2004	52
Consolidated Statements of Operations and Comprehensive Loss for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003	53
Consolidated Statements of Stockholders’ Equity for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003	54
Consolidated Statements of Cash Flows the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003	55
Notes to Consolidated Financial Statements	56

Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the year ended September 30, 2005, the nine months ended September 30, 2004 and for the year ended December 31, 2003	106

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Chordiant Software, Inc.:

We have audited the accompanying consolidated balance sheet of Chordiant Software, Inc. (the “Company”) as of September 30, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2005. We have also audited the financial statement schedule listed in the Index at Item 15(a) as of and for the year ended September 30, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chordiant Software, Inc. at September 30, 2005, and the results of its operations and its cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule as of and for the year ended September 30, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of material weaknesses.

/s/ BDO Seidman, LLP

San Jose, California

December 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chordiant Software, Inc.:

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Chordiant Software, Inc. and its subsidiaries at September 30, 2004, and the results of their operations and their cash flows for the nine months ended September 30, 2004 and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    Pricewaterhouse Coopers LLP

San Jose, California

March 18, 2005

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,546	$55,748
Marketable securities	—	4,000
Restricted cash	1,982	279
Accounts receivable, net, including $263 due from related parties at September 30, 2005	18,979	20,161
Prepaid expenses and other current assets	4,345	3,097

Total current assets	63,852	83,285
Restricted cash	365	2,057
Property and equipment, net	2,479	3,237
Goodwill	31,907	24,874
Intangible assets, net	5,148	244
Other assets	3,499	1,643

Total assets	$107,250	$115,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,554	$6,394
Accrued expenses	8,902	11,681
Deferred revenue, including related party balances of $370 at September 30, 2005.	26,050	18,459
Current portion of capital lease obligations	213	191

Total current liabilities	39,719	36,725
Deferred revenue—long-term	147	2,122
Restructuring costs, net of current portion	1,731	—
Long term portion of capital lease obligations	96	317

Total liabilities	41,693	39,164

Commitments and contingencies (Notes 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at September 30, 2005 and 2004	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 78,488 and 72,536 shares issued and outstanding at September 30, 2005 and 2004, respectively	78	72
Additional paid-in capital	273,824	262,703
Deferred stock-based compensation	(1,940)	(339)
Accumulated deficit	(208,889)	(189,349)
Accumulated other comprehensive income	2,484	3,089

Total stockholders’ equity	65,557	76,176

Total liabilities and stockholders’ equity	$107,250	$115,340

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Revenues:
License, including related party items aggregating $5,612 for year ended September 30, 2005	$31,678	$23,661	$26,514
Service, including related party items aggregating $2,443 for year ended September 30, 2005	52,047	37,362	41,752

Total revenues	83,725	61,023	68,266

Cost of revenues:
License	1,079	1,262	1,421
Service	29,438	21,510	24,593
Stock-based compensation (benefit)	633	(75)	1,797
Amortization of intangible assets	1,068	1,044	3,171

Total cost of revenues	32,218	23,741	30,982

Gross profit	51,507	37,282	37,284

Operating expenses:
Sales and marketing	28,517	17,763	21,423
Research and development	19,405	13,153	16,251
General and administrative	18,008	6,717	6,233
Stock-based compensation (benefit)	2,211	(282)	6,598
Amortization of intangible assets	117	126	390
Restructuring expense	1,052	172	2,189
Purchased in-process research and development	1,940	—	—

Total operating expenses	71,250	37,649	53,084

Loss from operations	(19,743)	(367)	(15,800)
Interest income (expense), net	755	498	(114)
Other income (expense), net	(103)	(132)	61

Loss before income taxes	(19,091)	(1)	(15,853)
Provision for income taxes	449	442	550

Net loss	$(19,540)	$(443)	$(16,403)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(605)	48	2,396

Comprehensive loss	$(20,145)	$(395)	$(14,007)

Net loss per share—basic and diluted	$(0.26)	$(0.01)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per share	74,449	69,761	59,353

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Note Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	62,563	$63	$229,852	$(496)	$(6,750)	$(172,503)	$645	$50,811
Exercise of stock options	781	1	975	—	—	—	—	976
Repayment of notes receivable	—	—	—	496	—	—	—	496
Amortization of unearned compensation	—	—	—	—	3,669	—	—	3,669
Change in grantee status	—	—	193	—	96	—	—	289
Amortization of restricted stock	—	—	—	—	4,635	—	—	4,635
Unearned compensation on restricted stock	—	—	1,362	—	(1,362)	—	—	—
Cancellation of restricted stock	(640)	(1)	(220)	—	221	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	2,000	2	1,279	—	—	—	—	1,281
Issuance of restricted stock	59	—	146	—	—	—	—	146
Unearned compensation on variable options	—	—	2,174	—	(2,174)	—	—	—
Warrants issued to customer	—	—	150	—	—	—	—	150
Net loss	—	—	—	—	—	(16,403)	—	(16,403)
Foreign currency translation gain	—	—	—	—	—	—	2,396	2,396

Balance at December 31, 2003	64,763	65	235,911	—	(1,665)	(188,906)	3,041	48,446
Exercise of stock options	1,150	1	2,414	—	—	—	—	2,415
Amortization of unearned compensation	—	—	—	—	(1,071)	—	—	(1,071)
Amortization of restricted stock	—	—	—	—	87	—	—	87
Change in grantee status	—	—	362	—	—	—	—	362
Cancellation of restricted stock	(234)	(1)	(409)	—	409	—	—	(1)
Issuance of restricted stock	3	—	17	—	—	—	—	17
Unearned compensation on variable options	—	—	(1,901)	—	1,901	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	2,000	2	1,546	—	—	—	—	1,548
Issuance of common stock, net of offering costs	4,854	5	24,809	—	—	—	—	24,814
Warrants issued to customer	—	—	(46)	—	—	—	—	(46)
Net loss	—	—	—	—	—	(443)	—	(443)
Foreign currency translation gain	—	—	—	—	—	—	48	48

Balance at September 30, 2004	72,536	72	262,703	—	(339)	(189,349)	3,089	76,176
Exercise of stock options	1,246	1	1,511	—	—	—	—	1,512
Amortization of unearned compensation related to acquisitions	—	—	—	—	2,729	—	—	2,729
Amortization of unearned compensation	—	—	—	—	(535)	—	—	(535)
Amortization of restricted stock	—	—	—	—	650	—	—	650
Cancellation of restricted stock	(96)	—	(221)	—	221	—	—	—
Unearned compensation on variable options	—	—	(411)	—	411	—	—	—
Issuance of restricted stock	450	1	951	—	(952)	—	—	—
Issuance of common stock, net of offering costs, and restricted stock related to acquisitions	4,352	4	9,303	—	(4,125)	—	—	5,182
Warrants issued to customer	—	—	(12)	—	—		—	(12)
Net loss	—	—	—	—	—	(19,540)	—	(19,540)
Foreign currency translation loss	—	—	—	—	—	—	(605)	(605)

Balance at September 30, 2005	78,488	$78	$273,824	$—	$(1,940)	$(208,889)	$2,484	$65,557

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(19,540)	$(443)	$(16,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,382	1,199	2,627
Purchased in-process research and development	1,940	—	—
Amortization of intangibles and capitalized software	1,335	1,170	3,561
Non-cash stock-based compensation expense (benefit)	2,844	(681)	8,197
Provision for doubtful accounts	103	22	21
Warrants issued to customers	(12)	(46)	150
Loss on disposal of assets	27	—	99
Other non-cash charges	29	21	—
Changes in assets and liabilities:
Accounts receivable	1,479	(8,137)	1,187
Prepaid expenses and other current assets	(988)	(378)	568
Other assets	250	(393)	(381)
Accounts payable	(3,893)	2,456	(2,201)
Accrued expenses	605	(1,311)	(1,171)
Deferred revenue	5,489	2,088	(3,774)
Other liabilities	—	—	(161)

Net cash used in operating activities	(8,950)	(4,433)	(7,681)

Cash flows from investing activities:
Property and equipment purchases	(726)	(804)	(611)
Capitalized product development costs	(2,226)	—	—
Proceeds from disposal of property and equipment	—	—	18
Cash used for acquisitions, net	(9,800)	—	—
Proceeds from release of restricted cash	(12)	(9)	44
Purchases of marketable securities available for sale and short term investments	(100)	(4,000)	(576)
Proceeds from maturities of short term investments	4,100	—	9,196

Net cash provided by (used for) investing activities	(8,764)	(4,813)	8,071

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	24,814	—
Proceeds from exercise of stock options	1,210	2,415	976
Proceeds from issuance of common stock for Employee Stock Purchase Plan	—	1,548	1,281
Payment on capital leases	(199)	(40)	—
Repayment of notes receivable	—	—	896
Proceeds from borrowings	—	—	3,491
Repayment of borrowings	—	—	(4,741)

Net cash provided by financing activities	1,011	28,737	1,903

Effect of exchange rate changes	(499)	39	3,194

Net increase (decrease) in cash and cash equivalents	(17,202)	19,530	5,487
Cash and cash equivalents at beginning of period	55,748	36,218	30,731

Cash and cash equivalents at end of period	$38,546	$55,748	$36,218

Supplemental cash flow information:
Cash paid for interest	$29	$6	$166

Cash paid for taxes	$478	$195	$638

Supplemental non-cash investing and financing activities:
Compensation expense (benefit) relating to issuance of common stock to employees	$2,844	$(681)	$130

Receivable related to issuance of stock options	$302	$—	$—

Fair value of assets acquired in acquisition, excluding acquired intangible assets	$1,134	$—	$—

Liabilities assumed in acquisitions	$477	$—	$—

Issuance of common stock in connection with acquisition	$9,307	$—	$—

Purchase of assets under capital lease obligations	$—	$549	$—

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

We believe our solutions offer flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. Our solutions enable companies to control and change their business policies and processes. We believe that we are leaders in providing business process driven solutions for customer management.

Our software solutions and architecture are based on leading industry standards that are widely adopted by business customers in the industries we serve. We believe these solutions are capable of being the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

We have incurred losses and negative cash flows from operating activities during each fiscal year since inception. As of September 30, 2005 we had an accumulated deficit of approximately $208.9 million. For the year ended September 30, 2005, we incurred a net loss of approximately $19.5 million and negative cash flows from operations of approximately $9.0 million. Our cash balances may decline further although we believe that the effects of our strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient positive cash flows from operations to fund our operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

On December 29, 2004, Chordiant Software’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The nine month results reported by the Company relate to the transitional period ended September 30, 2004. See Note 18 for comparative transition period financial information for the nine months ended September 30, 2004 and 2003.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash, cash equivalents and marketable securities

The Company considers all highly liquid investments with a maturity of three months or less from their date of purchase to be cash equivalents. Highly liquid investments with maturities greater than three months were classified as short-term marketable securities. At September 30, 2004, all of the Company’s marketable securities were classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholder’s equity, net of any tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. Unrealized gains and losses for the year ended September 30, 2005 and the nine months ended September 30, 2004 were insignificant. At September 30, 2004, the Company had invested excess cash in marketable securities consisting of auction rate securities. These securities were sold during the year ended September 20, 2005.

The portfolio of marketable securities (including cash and cash equivalents) consisted of the following (in thousands):

	September 30,
	2005	2004
Cash and cash equivalents:
Cash	$24,872	$26,459
Money market accounts	13,674	29,289

Cash and cash equivalents	$38,546	$55,748

Marketable securities:
Auction rate securities—available for sale	$—	$4,000

Marketable securities	$—	$4,000

Restricted cash

At September 30, 2005 and 2004, we had certificates of deposit that met the qualifications to be considered cash equivalents, except they were restricted from withdrawal. These balances include $1.5 million that serves as a security deposit on a post-contract customer support transaction expiring on December 31, 2005. Accordingly, this investment was classified as a non-current asset on the balance sheet at September 30, 2004. At September 30, 2005 and 2004, we also had additional interest bearing certificates of deposit classified as restricted cash serving as collateral for letters of credit securing certain lease obligations.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of these instruments. The reported amounts of borrowings approximate fair value because of the market value interest rates that these debts bear.

During the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003, we did not enter into any foreign currency forward exchange contracts.

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

Software license revenue is recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. The VSOE of fair value for annual post-contract customer support is generally established with the contractual future renewal rates included in the contracts when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, we recognize revenue upon the establishment of VSOE for that element or when the element is delivered.

At the time we enter into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products.

For contracts for products that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2.

For contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using either the percentage-of- completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

The percentage-of-completion method is applied when we have the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

towards completion. The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional services resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the changes in estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element.

The completed contract method is applied when we are unable to obtain reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to three years.

Our training and consulting services revenues are recognized as such services are performed on an hourly or daily basis for time and material contracts. For consulting services arrangements with a fixed fee, we recognize revenue on the proportional performance method.

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

For all sales we use either a signed license agreement or a binding purchase order where we have a master license agreement as evidence of an arrangement. Sales through our third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to us the sale of our software products to end-users. Our agreements with customers and resellers do not contain product return rights.

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

Our accounts receivable are derived from sales to from customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts when

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deemed necessary. To date, bad debts have not been material and have been within management expectations. The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Capital One	18%	*	*
Barclays	*	11%	*
Canadian Imperial Bank of Commerce	*	10%	*
Time Warner Cable	*	11%	*
The Royal Bank of Scotland	*	*	11%

*	Represents less than 10% of total revenues.

At September 30, 2005, Capital One, Wachovia and HSBC accounted for approximately 18%, 17% and 10% of our accounts receivable, respectively. At September 30, 2004, Time Warner Cable, Capital One and Canadian Imperial Bank of Commerce accounted for approximately 24%, 22% and 12% of our accounts receivable, respectively.

Accounts receivable

Accounts receivable, net, consist of the following (in thousands):

	September 30,
	2005	2004
Accounts receivable, net:
Accounts receivable	$19,193	$20,272
Less: allowance for doubtful accounts	(214)	(111)

	$18,979	$20,161

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new products is generally short and software development costs qualifying for capitalization are insignificant. During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the year ended September 30, 2005, amortization expense related to this product was $0.2 million.

With respect to research and development associated with acquisitions, the value attributable to in-process research and development is charged to expense in the period we complete the acquisition (See Note 4).

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful life, generally three years. Depreciation and amortization expense was approximately $1.4 million, $1.2 million and $2.6 million for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

Property and equipment included approximately $0.5 million of assets under capital leases at September 30, 2005. Accumulated amortization under these leases at September 30, 2005 was $0.3 million.

Property and equipment, net consists of the following (in thousands):

	September 30,
	2005	2004
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$9,216	$12,588
Purchased internal-use software (useful lives of 3 years)	2,336	3,094
Furniture and equipment (useful lives of 3 to 7 years)	1,508	1,785
Computer equipment and software under capital leases (useful lives of 3 years)	549	549
Leasehold improvements (shorter of 7 years or the term of the lease)	2,855	2,885

	16,464	20,901
Accumulated depreciation and amortization	(13,985)	(17,664)

	$2,479	$3,237

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, we adopted SFAS 142 and have ceased to amortize goodwill.

We determined that we have one reporting unit. We are required to perform an impairment review of our goodwill balance on at least an annual basis. This impairment review involves a two-step process as follows:

Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we proceed on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We initially selected December as our annual goodwill impairment testing date. We changed our year-end on December 29, 2004 from December 31 to September 30. Accordingly, we changed the date on which we perform our annual goodwill impairment test from December to September. We believe the September alternative date will better coincide with the fiscal year. We performed the annual goodwill impairment test in September 2005, and concluded that no impairment charge for goodwill was required at September 30, 2005 using the methodology described above. Accordingly, Step 2 was not performed. This change in our annual goodwill impairment testing date did not have a material effect on our financial position, results of operations, or cash flows. The Company believes that this accounting change is an alternative accounting principle that is preferable under the circumstances. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Intangible assets

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is one and one half to five years (See Note 5). Acquired in-process technology is expensed during the period of acquisition.

We account for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, the Company reviews finite-lived intangibles or long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which are considered important that could trigger an impairment include, but are not limited to, the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period;

•	Market capitalization declines relative to net book value; and

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products or components of products. Royalty expense is generally based on a percentage of the underlying revenue and

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to minimum and maximum amounts. Royalty expense was approximately $1.5 million for the year ended September 30, 2005, $1.3 million for the nine months ended September 30, 2004, and $1.4 million for the year ended December 31, 2003, respectively. With respect to a licensed banking product, the Company obtained exclusive, irrevocable worldwide rights to the product for a period of seven years. Under the terms of the agreement, if the Company does not achieve agreed upon annual minimum royalty targets, the licensor has the ability to cancel the exclusivity rights.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30,
	2005	2004
Accrued expenses:
Accrued payroll and related expenses	$4,094	$4,919
Accrued restructuring expenses, current portion (Note 6)	1,235	3,368
Other accrued liabilities	3,573	3,394

	$8,902	$11,681

Advertising costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the year ended September 30, 2005, nine months ended September 30, 2004 and the year ended December 31, 2003 totaled approximately $0.2 million, $0.1 million and $0.2 million, respectively.

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Based Compensation—an Interpretation of APB No. 25,” and related interpretations and comply with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under APB 25 and FIN 44, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the stock option being granted. Stock-based compensation is amortized in accordance with FIN 28 using the multiple option approach. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We adopted the disclosure requirements of SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure” during the quarter ended March 31, 2003. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of APB 25. We generally grant stock options at

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB 25, no compensation expense is recognized in the statements of operations. Had we recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under our stock option plans and stock purchase plan, our net loss and loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Net loss—as reported	$(19,540)	$(443)	$(16,403)
Add: Stock-based compensation (benefit) expense included in reported net loss	2,844	(357)	774
Less: Stock-based compensation expense determined under fair value method	5,574	3,073	4,001

Net loss—pro forma	$(22,270)	$(3,873)	$(19,630)

Basic and diluted net loss per share—as reported	$(0.26)	$(0.01)	$(0.28)

Basic and diluted net loss per share—pro forma	$(0.30)	$(0.05)	$(0.33)

Under SFAS 123, the fair value of each option grant is estimated on the grant date using the following weighted average assumptions:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Expected lives in years
Stock options	2.6	2.6	2.6
Employee stock purchase plan	—	1.6	0.7
Risk free interest rates
Stock options	3.34%	2.82%	1.74%
Employee stock purchase plan	—	1.92%	1.67%
Volatility
Stock options	98%	85%	100%
Employee stock purchase plan	—	70%	91%
Dividend yield	0%	0%	0%

The weighted average fair value of options granted during the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003 was $1.19, $2.22 and $0.88 per option, respectively. The weighted average fair value of share purchase rights under the employee stock purchase plan during the nine months ended September 30, 2004 and the year ended December 31, 2003 was $0.38 and $0.32 per option, respectively. There were no employee stock purchase plan purchase rights granted for the year ended September 30, 2005. See Note 16 for a further discussion.

Because the determination of the fair value of all options granted after we became a public entity includes an expected volatility factor in addition to the other factors described in the table above, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported results for future years.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Stock-based compensation expense (benefit):
Cost of revenues	$633	$(75)	$1,797
Sales and marketing	947	(39)	1,680
Research and development	796	(4)	2,139
General and administrative	468	(239)	2,779

Total stock-based compensation expense (benefit)	$2,844	$(357)	$8,395

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

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to repurchase. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options, warrants (using the treasury stock method) and common shares subject to repurchase by us.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Years Ended December 31, 2003
Net loss available to common stockholders	$(19,540)	$(443)	$(16,403)

Weighted average common stock outstanding	76,369	70,585	63,451
Common stock subject to repurchase	(1,920)	(824)	(4,098)

Denominator for basic and diluted calculation	74,449	69,761	59,353

Net loss per share—basic and diluted	$(0.26)	$(0.01)	$(0.28)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	September 30,		December 31, 2003
	2005	2004
Warrants outstanding	1,662	1,662	1,850
Employee stock options	8,462	9,506	9,458
Restricted stock	1,920	824	2,555

	12,044	11,992	13,863

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption will have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company has not yet determined the method of adoption or the effect, however expects the adoption of SFAS 123R to have a material adverse effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the standard was delayed to the first interim period after the Company’s fiscal year, accordingly, effective October 1, 2005, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company adopted SFAS 153 in fiscal 2005 and its adoption did not have a material effect on the Company’s financial position or financial statements.

In December 2004, the FASB issued FASB Staff Position No. FSP 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has not yet completed evaluating the impact of the repatriation provisions, however it does not anticipate the adoption will have a material impact on its consolidated financial statements. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

NOTE 4—ACQUISITIONS

Acquisition of KiQ

On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company with a branch office in the Netherlands (“KiQ”). KiQ specializes in the development and sale of decision management systems. The aggregate purchase price was approximately $20.0 million, which was comprised of $9.8 million in cash, 4,352,084 shares of our common stock valued at $9.3 million and approximately $0.9 million in associated transaction costs. Through this transaction we acquired decision management system products and technology. The investment value of this synergy related to its product offerings contributed to a purchase price that was in excess of the fair value of the net assets acquired and liabilities assumed, which resulted in the recognition of goodwill. The acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of December 21, 2004.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the total purchase price for the acquisition (in thousands, except share and per share data):

Acquisition date	December 21, 2004
Shares issued	4,352,084
Average per share value used to value the share consideration	$2.14
Purchase price:
Value of shares issued	$9,307
Cash in consideration of cancelled options	1,049
Cash	8,604
Direct acquisition costs	885

Total purchase price	$19,845

During the year ended September 30, 2005, the direct acquisition costs were adjusted by less than $0.1 million. This adjustment has been reflected in the total purchase price as of September 30, 2005. For reporting purposes, the value of 2,387,805 shares issued was determined based on the weighted average value of our stock’s market price, two days before, the day of, and two days after the date the terms of the acquisition were agreed upon and announced. The value of the remaining 1,964,279 shares issued to the principal sellers of KiQ was determined using the closing price of the day prior to the closing of the acquisition which is consistent with the method the Company used for other stock-based compensation awards.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible assets acquired and liabilities assumed (net)	$657
In-process research and development	1,940
Deferred compensation	4,125
Developed technology	4,530
Customer list	1,150
Tradename	410
Goodwill	7,033

Total purchase price	$19,845

Assets acquired principally include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities assumed principally include accounts payable and accrued expenses. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $7.0 million. In accordance with SFAS 142 the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events. For income tax purposes, the Company does not believe the goodwill balances will be deductible.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The two principals of KiQ, in addition to other employees of KiQ, have remained our employees. We issued 1,964,279 shares of our common stock to the two principal sellers, which we are allowed to buy back from them at a price of $.001 per share if their employment is terminated under certain circumstances. Our right to repurchase these shares diminishes on a monthly basis in accordance with a 30 month vesting schedule which begins on the acquisition date. We are recognizing approximately $4.1 million deferred compensation as stock-based compensation expense over the period of the vesting schedule. As of September 30, 2005, the unamortized balance of deferred stock-based compensation was approximately $1.4 million.

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

The operating results of KiQ have been included in the consolidated financial statements since the acquisition date. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the years ended September 30, 2005 and September 30, 2004 as if the acquisition of KiQ had occurred on October 1, 2003, after giving effect to purchase accounting adjustments. The purchased in-process research and development expense of $1.9 million has not been included in the pro forma results of operations for the year ended September 30, 2005 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
	(Unaudited)
Pro forma adjusted total revenue	$84,619	$64,159
Pro forma adjusted net loss	$(18,083)	$(1,414)
Pro forma adjusted net loss per share—basic and diluted	$(0.24)	$(0.02)
Pro forma weighted average shares—basic and diluted	75,154	74,113

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances and written down when impaired. It also requires purchased intangible assets other than

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling approximately $20.7 million as of the beginning of fiscal 2002.

Our purchase of KiQ in December 2004 increased our goodwill by $7.0 million to $31.9 million at September 30, 2005. During the year ended September 30, 2005, the Company reduced its goodwill by $0.1 million related to direct acquisition costs and working capital adjustments. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2004.

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	September 30, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(3,075)	$3,829	$2,374	$(2,162)	$212
Purchased technologies	7,162	(7,162)	—	7,162	(7,162)	—
Customer list and tradenames	2,732	(1,413)	1,319	1,172	(1,140)	32

	$16,798	$(11,650)	$5,148	$10,708	$(10,464)	$244

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives which are as follows: Developed technologies—one and one half to five years; purchased technologies—three years; tradenames—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $1.2 million, $1.2 million and $3.6 million for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003. We expect amortization expense on acquired intangible assets to be $1.2 million in fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

NOTE 6—RESTRUCTURING

Restructuring Costs

Through September 30, 2005, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. We account for each of these costs in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”

Retroactive application of SFAS 146 to periods prior to January 1, 2003 was prohibited and, accordingly, the accrual relating to facilities continues to be accounted for in accordance with the preexisting guidance. The accrual for facilities does not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

For each of the periods presented herein, restructuring charges consist solely of:

•	Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned space under lease, net of estimated sublease income and planned company occupancy.

As of September 30, 2005, the total restructuring accrual of $3.0 million consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and Termination	$469	$—	$469
Excess Facilities	766	1,731	2,497

Total	$1,235	$1,731	$2,966

The Company estimates that the $0.5 million severance and termination accrual will be substantially paid by December 31, 2005. As of September 30, 2005 and 2004, $1.2 million and $3.4 million related to the restructuring reserve are included in the accrued expenses line item on the balance sheet. The allocation between current portion and long term portion is based on current lease agreements expiring in 2011. Attempts to exit the facilities earlier than 2011 have not proven to be economically feasible; therefore, as of September 30, 2005, those net lease payments due in more than one year, previously classified as current liabilities, have been reclassified to long term liabilities.

Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York City. The amount of the note payable is $0.2 million and it is payable through quarterly installments through June 2011. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Fiscal Years Ended September 30,	Total future minimum payments
2006	$470
2007	470
2008	470
2009	470
2010	470
2011	147

Total minimum facility payments	$2,497

Year Ended September 30, 2005 Restructuring

In May 2005, the Company announced that it had appointed a task force to improve profitability and control expenses (the “Profitability Task Force”). The goal of the Profitability Task Force is to create better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well as the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. As a result of the work of the Profitability Task Force, management undertook an approximate 10% reduction in the Company’s workforce, and in July 2005 affected employees were notified. In connection with this action, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the September 30, 2005 restructuring plan (in thousands):

	Severance and Benefits	Total
Reserve balance at September 30, 2004	$—	$—
Total charge	1,149	1,149
Cash paid	(680)	(680)

Reserve balance at September 30, 2005	$469	$469

Nine Months Ended September 30, 2004 and Prior Restructurings

During the nine months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America. As part of this restructuring plan, we recorded a workforce reduction expense of $0.2 million relating to severance and benefits.

During fiscal years 2003, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction, and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted and will continue to result in a more responsive management structure. As part of these restructuring programs, we recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million for year ended December 31, 2003. In addition to these costs, we accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the year ended December 31, 2003, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

The following table summarizes the activity related to the restructuring plans initiated prior to fiscal year 2005 (in thousands):

	Facilities	Severance and Benefits	Total
Reserve balance at December 31, 2003	$3,099	$1,166	$4,265
Total charge	—	205	205
Provision adjustment (1)	(33)	—	(33)
Non-cash	(1)	(48)	(49)
Cash paid	(284)	(736)	(1,020)

Reserve balance at September 30, 2004	2,781	587	3,368

Provision adjustment (1)	—	(96)	(96)
Non-cash	—	6	6
Cash paid	(284)	(497)	(781)

Reserve balance at September 30, 2005	$2,497	$—	$2,497

(1)	Provision adjustments relate to changes in estimates.

Severance costs associated with the fourth quarter of fiscal year 2003 employee reductions were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits.” Other one-time benefit arrangements are accounted for in accordance with SFAS 146.”

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ness Technologies

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. We have also guaranteed certain equipment lease obligations of Ness (See Notes 8 and 9). The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. At September 30, 2005, the estimated termination fee would be $1.0 million if exercised. The maximum termination fee was initially equal to three months of certain fees, declining to zero after 30 months. On June 16, 2004, the Company expanded its agreement with Ness whereby Ness consultants are providing staffing for certain consulting projects. This amended agreement is cancelable at the Company’s option, subject to the payment of a cancellation fee of approximately $0.1 million. On March 15, 2005, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreement can be cancelled after October 25, 2005. Remaining minimum purchase commitments under this agreement were approximately $0.1 million at September 30, 2005.

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain. Samuel T. Spadafora, one of our directors and executive officers, is also a director of Infogain. Pursuant to the service provider agreement, revenue from Infogain was less than $0.1 million for year ended September 30, 2005 and accounts receivable as of September 30, 2005 were less than $0.1 million.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was approximately $1.1 million for year ended September 30, 2005, and accounts receivable as of September 30, 2005 were approximately zero.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours, through June 2005. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $7.0 million for the year ended September 30, 2005 and accounts receivable as of September 30, 2005 were approximately $0.3 million. In July 2005 Mr. Weymouth became an associate with Deloitte & Touche LLP, a provider of tax services to the Company.

In June and August 2005, the Company granted restricted stock to Stephen P. Kelly and Robert U. Mullen, both executive officers of the Company. See Note 12.

In January 2004, Samuel T. Spadafora, one of our directors and executive officers, acquired 155,481 shares of common stock of the Company upon exercise of options. The aggregate amount paid to the Company upon exercise was $0.1 million.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—BORROWINGS

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to March 25, 2006, was amended in September 2005 and is comprised of a $5.0 million accounts receivable line and an equipment line. Our ability to use the equipment line expired on March 27, 2004. The terms of the line of credit require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a tangible net worth of at least $20.0 million plus 60% of the proceeds of any equity offerings and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. The Company was in default under its credit facility as a result of the Company’s failure to timely file its periodic report on Form 10-K for the year ended September 30, 2004 and on Form 10-Q for the quarters ended December 31, 2004 and March 31, 2005 and under certain financial covenants for the quarter ended June 30, 2005. The Company obtained a waiver from Comerica Bank for all these past defaults. As of September 30, 2005, the Company was in compliance with the respective debt covenants.

The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of September 30, 2005, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit of which $1.1 million serves as collateral for computer equipment leases for our outsourcing partner in India (see Notes 6 and 9). The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of September 30, 2005, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in September 2005, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 25, 2006. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the accounts receivable line of credit bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Except for the standby commercial letters of credit, as of September 30, 2005, there was no outstanding balance on our accounts receivable line of credit.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES

We lease our facilities and some equipment under non-cancelable operating leases that expire on various dates through 2011. Rent expense is recognized on a straight line basis over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of September 30, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal Year Ended September 30:
2006	$228	$3,422	$(306)	$3,116
2007	97	3,332	—	3,332
2008	—	3,003	—	3,003
2009	—	2,050	—	2,050
2010	—	1,069	—	1,069
2011	—	224	—	224

Total minimum payments	325	$13,100	$(306)	$12,794

Less: amount representing interest	(16)

Present value of minimum lease payments	309
Less: current portion of capital lease obligations	(213)

Capital lease obligations, non-current	$96

Operating lease payments in the table above include approximately $3.4 million, net of sublease income receivable under existing subleases, for operating lease commitments for facilities that are included in restructuring charges. See Note 6, Restructuring Charges, for a further discussion.

Rent expense for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003 totaled $2.7 million, $1.9 million and $2.8 million, respectively. Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

In conjunction with our agreement with Ness (see Notes 6 and 8), Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $1.1 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a $0.1 million liability equal to the estimated fair value of the guarantee was recorded at September 30, 2005.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2005.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2005.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 11—INCOME TAXES

The components of net loss before taxes are as follows (in thousands):

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003
United States	$(19,441)	$(13,448)	$(13,725)
Foreign	350	13,447	(2,128)

	$(19,091)	$(1)	$(15,853)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our provision for income taxes was $0.4 million, $0.4 million and $0.6 million for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. The decrease in the provision for the year ended September 30, 2005 when compared to the nine months ended September 30, 2004 is primarily due to a decrease in state tax expense resulting from a greater portion of state earnings being taxed in jurisdictions with lower tax rates. The decrease in the provision for the nine months ended September 30, 2004 when compared to fiscal year 2003 is also due to a decrease in state tax expense resulting from a greater portion of state earnings being taxed in jurisdictions with lower tax rates.

Deferred tax assets consist of the following (in thousands):

	September 30,
	2005	2004
Net operating loss carryforwards	$64,998	$52,666
Accrued expenses and provisions	2,419	2,982
Tax credit carryforwards	5,422	6,665
Deferred revenue	6,857	3,056
Depreciation and amortization	178	(2,723)

Gross deferred tax assets	79,874	62,646
Deferred tax valuation allowance	(79,874)	(62,646)

Net deferred tax assets	$—	$—

The valuation allowance increased by $17.2 million for the year ended September 30, 2005 and decreased $5.2 million for the nine months ended September 30, 2004.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At September 30, 2005, we had approximately $153.6 million and $12.5 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $34.2 million in the United Kingdom. Approximately $33.0 million of the net operating loss carryforwards, representing net operating loss carryforwards acquired through our acquisition of Prime Response, are subject to change in control limitations, and, if utilized beyond such limitations will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $4.3 million of the net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and begin to expire in 2010 and 2005, respectively. At September 30, 2005, there are approximately $3.1 million of federal credits that begin to expire in 2010. At September 30, 2005, there were also California state credits of approximately $3.5 million that do not expire.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003

Book loss	$(19,091)	$(1)	$(15,853)

Federal	$(6,682)	$—	$(4,804)
State	165	110	(911)
Stock-based compensation	995	(121)	2,938
In process R&D	679	—	—
Other	—	53	142
Foreign tax	283	295	211
Valuation allowance	5,009	105	2,974

Provision for income taxes	$449	$442	$550

NOTE 12—COMMON STOCK

In June 2005, we granted 125,000 shares of our restricted stock to Stephen P. Kelly, our chief executive officer, and 125,000 shares to Robert U. Mullen, our president of worldwide field operations. These shares vest on April 1, 2006 provided that Chordiant is current in filing its periodic reports under the Securities and Exchange Act of 1934, as amended, and the executive is employed by Chordiant on that date.

In addition, in August 2005, the Board of Directors approved a grant of 200,000 shares of our restricted award to Robert U. Mullen. These shares vest as follows: 66,666 shares on October 1, 2005; 66,667 shares on October 1, 2006; and 66,667 shares on October 1, 2007. Additional grants are scheduled for April 2006 and April 2007 as follows:

Grant Date:	Number of shares:	Vesting Schedule:
April 2006	200,000	April 2007 – 66,666 shares
		April 2008 – 66,667 shares
		April 2009 – 66,667 shares

April 2007	200,000	April 2008 – 66,666 shares
		April 2009 – 66,667 shares
		April 2010 – 66,667 shares

These shares vest on the specified dates, provided that Mr. Mullen is employed by Chordiant on both the grant date and the vesting date, and in the case of the April 2006 and April 2007 future grants, upon approval by the Board of Directors.

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million, which will be used for working capital and other general corporate purposes.

There were no repurchases of our common stock during the years ended September 30, 2005. Cancellations of issued but unvested restricted stock were 96,000 and 234,000 during the year ended September 30, 2005 and the nine months ended September 30, 2004, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—STOCK OPTION EXCHANGE

On August 23, 2002, we implemented a stock option exchange program (the “Program”). Under the Program, holders of outstanding options with an exercise price of $3.00 or greater per share (the “Eligible Options”) were given the choice of retaining their options or canceling the options in exchange for (i) restricted shares of common stock (“Restricted Stock”) to be issued as soon as possible after the expiration of the Program period and/or (ii) replacement options issuable six (6) months and one (1) day following the cancellation of the Program (“Replacement Options”) at the closing market price on that date. The Program, as amended, also provided our Chief Executive Officer and Chief Financial Officer of the Company, if they participated in the Program, with a Separate Restricted Stock Agreement (the “CEO and CFO Agreement”), which includes specific vesting provisions based on achieving certain financial performance goals. There were 11,668,875 options subject to the Program, which closed on October 9, 2002.

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

The Program has been accounted for under the guidance of EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and FIN 44. Because we offered to cancel existing fixed stock options in exchange for a grant of restricted stock, the Eligible Options became subject to variable accounting treatment at the commencement date of the Program and for those options that are retained by employees because the offer was declined, variable accounting will continue until the awards are exercised, forfeited or expire. A total of 2,886,287 Eligible Options that were not tendered will remain subject to variable accounting. For the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, $(0.5) million, $(0.4) million and $8.4 million was recorded as stock-based compensation (benefit) expense, respectively. The remaining unearned stock-based compensation expense amounted to less than $0.1 million at September 30, 2005. The compensation expense on variable options will be re-measured at the end of each operating period until the options are exercised, forfeited or have expired. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges or benefits in future periods.

As part of the Program implemented in 2002, we issued 499,068 replacement options at the current market value of $0.88 per share on April 11, 2003 to employees.

NOTE 14—STOCK OPTION PLANS

2005 Equity Incentive Plan

Our stockholders approved the 2005 Equity Incentive Plan (“2005 Plan”) at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan (the “1999 Plan”) and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, restricted stock awards, and other forms of equity compensation (collectively, the “stock awards”). The 2005 Plan is administered by the Board of Directors, or a committee of the Board of Directors to which it has delegated this power, and provides generally

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 2005 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Any shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan will be added to the share reserve of the 2005 Plan and be available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increases the number of shares available for issuance by 5,500,000 shares of common stock from an aggregate total of approximately 1,242,000 shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 6,742,000 shares available for future grant and issuance under the 2005 Plan. As of September 30, 2005, there were approximately 493,000 shares (from the 1999 Plan) that were subject to purchase by us at the initial exercise price under the 2005 Plan.

1999 Equity Incentive Plan

Our 1999 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 20,000,000 shares of Common Stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors, or a committee of the Board of Directors to which it has delegated this power, and provides generally that the option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. As of September 27, 2005, any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. No additional stock options will be granted from the 1999 Plan subsequent to September 27, 2005.

1999 Non-Employee Directors’ Option Plan

In November 1999, the 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of Common Stock to each new non-employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares on the day after each of our annual meetings of the stockholders. A total of approximately 952,000 shares of Common Stock have been reserved for issuance under the director plan. The amount reserved under the 1999 Non-Employee Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the director plan during the prior twelve month period. However, the automatic increase is subject to reduction by the

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board of Directors. Under the terms of the plan option prices shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date.

2000 Nonstatutory Equity Incentive Plan

In March of 2000 the Board adopted our 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan is not required and has not been obtained by us. The 2000 Plan was in effect as of December 31, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 900,000 shares to 2,400,000 shares and then to 4,400,000 shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock) and consultants who meet certain eligibility requirements. As of September 30, 2005, under the 2000 Plan there were 4,400,000 shares authorized for issuance, approximately 2,136,000 shares of which were subject to outstanding stock option grants, approximately 63,000 shares of unvested restricted stock, and approximately 426,000 shares available for future grant and issuance (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

	Shares Available for Grant	Options Outstanding
		Shares	Weighted Average Exercise Price
Balance at December 31, 2003	4,340	9,458	$2.01
Options granted	(2,108)	2,108	4.19
Restricted stock granted	(3)	—	—
Options exercised	—	(1,150)	1.80
Cancellation of unvested restricted stock	235	—	—
Options cancelled	905	(905)	2.78
Options cancelled from expired plans	—	(5)	—

Balance at September 30, 2004	3,369	9,506	2.45
Options and restricted stock authorized	5,660	—	—
Options granted	(2,084)	2,084	2.08
Restricted stock granted	(450)	—	—
Options exercised	—	(1,246)	1.21
Cancellation of unvested restricted stock	95	—	—
Options cancelled	1,855	(1,855)	3.60
Options cancelled from expired plans	(326)	(28)	—

Balance at September 30, 2005	8,119	8,461	$2.28

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005 (in thousands, except per share data):

	Options Outstanding and Exercisable			Options Vested
Range of exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.14–$ 0.14	45	4.4	$0.14	45	$0.14
$ 0.30–$ 0.30	8	1.9	$0.30	8	$0.30
$ 0.64–$ 0.90	1,170	4.1	$0.68	1,106	$0.68
$ 0.97–$ 1.38	1,526	6.9	$1.06	1,173	$1.06
$ 1.50–$ 2.25	2,583	8.0	$1.88	1,271	$1.83
$ 2.27–$ 3.39	1,400	6.2	$2.73	911	$2.80
$ 3.50–$ 5.02	1,366	7.4	$4.22	730	$4.25
$ 5.28–$ 7.00	349	5.7	$6.13	297	$6.25
$12.69–$18.00	14	4.5	$16.36	15	$16.36

$ 0.14–$18.00	8,461	6.7	$2.28	5,556	$2.17

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

In September 2001, we issued a warrant to Accenture plc to purchase up to 0.6 million shares of common stock. The warrant will vest based on achieving designated sales targets. As of September 30, 2005, no warrants had vested. The exercise price is set at $7.05 per warrant. The warrants expire on September 4, 2006.

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

NOTE 16—EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the “Plan”) for our full-time United States employees. Under the Plan, each participant may elect to contribute up to 15% of their pre-tax compensation. The Plan allows Chordiant to match up to 50% the employee contributions. Chordiant has matched up to 25% of the employee contributions, except for the period from April 2003 to April 2004 when Chordiant suspended its match. Employee contributions are fully vested, whereas vesting in Chordiant’s matching contributions occurs at a rate of 33.3% per year of employment. Our contributions to the 401(k) Plan totaled approximately $0.4 million,

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.1 million and $0.2 million for the year ended September 30, 2005, nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

Defined Contribution Plan

We also sponsor a defined contribution pension plan for the employees of our United Kingdom sales office. Under the pension plan, employees of the United Kingdom sales office may elect to contribute up to 15% of their pre-tax compensation. Our contributions to the pension plan are based on matching of employee contributions up to 5% and totaled approximately $0.7 million, $0.6 million and $0.6 million for the year ended September 30, 2005, nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the 1999 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of our Common Stock on every February 15th and August 15th, for a total 24-month term. A new ESPP scheme commences on each 6-month anniversary. An employee may participate in one ESPP scheme at any one time. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The number of shares that may be offered pursuant to this plan is approximately 6,014,000 shares. For the nine months ended September 30, 2004 and the year ended December 31, 2003, approximately 2,000,000 and 2,000,000 shares were purchased under the ESPP at weighted average prices of $0.70 and $0.64, respectively. The amount reserved under the plan will automatically increase each year by the greater of (1) 0.5% outstanding shares on such date and (2) the number of shares subject to stock awards made under the ESPP during the prior twelve-month period. However, the automatic increase is subject to reduction by the Board of Directors. In February 2005, the Company suspended the sale of stock under the ESPP in conjunction with the failure to file timely reports with the SEC. Funds withheld from employee payroll, normally resulting in proceeds to the Company for newly issued shares, were refunded to employees for the last offering period ended February 15, 2005. There were no purchases of common stock under the ESPP for the year ended September 30, 2005. The Company is now filing timely reports with the SEC; however, the ESPP has not been reinstated.

NOTE 17—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003

License revenue
Enterprise solutions	$24,587	$19,807	$20,563
Marketing solutions	2,450	3,854	5,951
Decision management solutions	4,641	—	—

Total	$31,678	$23,661	$26,514

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes services revenues consisting of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Year ended September 30, 2005	Nine months ended September 30, 2004	Year ended December 31, 2003

Service revenue
Enterprise solutions	$40,441	$29,322	$30,836
Marketing solutions	9,680	8,040	10,916
Decision management solutions	1,926	—	—

Total	$52,047	$37,362	$41,752

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003

North America	$41,697	$29,016	$15,825
Europe	41,939	31,927	52,210
Rest of World	89	80	231

	$83,725	$61,023	$68,266

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	September 30,
	2005	2004
North America	$1,579	$2,034
Europe	900	1,203

	$2,479	$3,237

NOTE 18—TRANSITION PERIOD COMPARATIVE DATA

The following table represents certain financial information for the nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2004	2003
		(Unaudited)
Total revenues	$61,023	$48,666
Net loss before income taxes	(1)	(12,373)
Provision for income taxes	442	93
Net loss	(443)	(12,466)
Net loss per share—basic and diluted	$(0.01)	$(0.22)
Weighted average shares used in computing net loss per share—basic and diluted	67,761	57,327

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—RESTATEMENT OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

On December 6, 2005, we filed a Form 8-K announcing that the Company was restating its quarterly financial statements. In the course of preparing the 2005 financial results for the fiscal year ended September 30, 2005, certain errors were identified in the financial statements for the previously reported quarters and year-to-date periods ended December 31, 2004, March 31, 2005 and June 30, 2005. The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99. Management concluded that the Company should restate the Company’s financial statements for these periods due to the relative percentage change in the net loss represented by those errors in the quarters to be restated. Senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion to restate the Company’s financials for these quarters.

The errors were related to the following three items:

1)	In December 2004 when the Company acquired KiQ Limited, a privately held United Kingdom software company (“KiQ”), it issued restricted stock to its two principals totaling 1,964,279 shares (See Note 4). The Company valued the restricted stock at $4.3 million using a 5 day average stock price. Because these shares were associated with stock-based compensation, the restricted stock should have been valued using the closing price of the day prior to the closing of the acquisition which occurred on December 21, 2004, which is the method the Company used for other stock-based awards. This error resulted in overstating the value of the Deferred Stock-based Compensation associated with this issuance of restricted stock. Except for the subsequent calculations of amortization expense, this adjustment had no impact on the Condensed Consolidated Statements of Operations or Cash Flows.

2)	At the time the Company became a public company, the Company adopted the provisions of FASB Interpretation No. 28 (FIN 28), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, choosing to amortize stock awards, both fixed and variable, using the accelerated amortization method as opposed to the straight-line method. In December 2004, as part of the purchase price related to the acquisition of KiQ, the Company issued restricted stock totaling 1,964,279 shares to two principals of KiQ who became employees of the Company. During the previously reported quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, the Company amortized the $4.3 million value of these restricted stock awards using the straight-line method as opposed to its previously chosen accelerated method. This error resulted in an overstatement of Deferred Stock-based Compensation and understatements of Stock-based Compensation Expense and Net Loss during those periods. These adjustments had no impact on the Net Cash Used in Operating Activities.

3)	The Company determined that cash expenditures for capitalized costs associated with the development of a banking product (See Note 2) were incorrectly reported in the Condensed Consolidated Statements of Cash Flows as “Net Cash Used in Operating Activities” rather than in “Net Cash Used for Investing Activities” for the previously reported year to date periods ended December 31, 2004, March 31, 2005 and June 30, 2005. These errors, however, had no effect on the total “Net Increase (Decrease) in Cash and Cash Equivalents”. These adjustments also had no impact on the Condensed Consolidated Balance Sheets or Statements of Operations.

We have not amended, and we do not expect to amend, our Quarterly Reports on Form 10-Q for the interim quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, which are affected by the restatement.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of adjustments identified on the previously issued Condensed Consolidated Statements of Operations (in thousands, except per share amounts).

	Quarter Ended			Six Months Ended March 31, 2005	Nine Months Ended June 30, 2005
	December 31, 2004	March 31, 2005	June 30, 2005
Net loss, as originally reported	$(4,062)	$(5,629)	$(3,124)	$(9,691)	$(12,815)

Stock-based compensation adjustments:
(2) Increase to cost of revenues	(45)	(205)	(81)	(250)	(331)
(2) Increase to operating expenses	(85)	(596)	(261)	(681)	(942)

	(130)	(801)	(342)	(931)	(1,273)

Net loss, as restated	$(4,192)	$(6,430)	$(3,466)	$(10,622)	$(14,088)

Net loss per share—basic and diluted, as originally reported	$(0.06)	$(0.08)	$(0.04)	$(0.13)	$(0.17)

Net loss per share—basic and diluted, as restated	$(0.06)	$(0.09)	$(0.05)	$(0.14)	$(0.19)

The following table summarizes the impact of adjustments identified on the previously issued Condensed Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended December 31, 2004	Six Months Ended March 31, 2005	Nine Months Ended June 30, 2005
Net cash used in operating activities, as originally reported	$(1,803)	$(10,914)	$(12,516)
(3) Adjustment to reclassify capitalized product development costs	857	1,570	2,089

Net cash used in operating activities, as restated	$(946)	$(9,344)	$(10,427)

Net cash used in investing activities, as originally reported	$(8,068)	$(10,162)	$(10,521)
(3) Adjustment to reclassify capitalized product development costs	(857)	(1,570)	(2,089)

Net cash used in investing activities, as restated	$(8,925)	$(11,732)	$(12,610)

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands, except per share data):

Year ended September 30, 2005:

	Quarter Ended
	September 30, 2005	June 30, 2005 (restated)	March 31, 2005 (restated)	December 31, 2004 (restated)
Total revenues	$21,256	$21,621	$19,171	$21,677
Gross profit	12,899	13,679	11,041	13,888
Net loss	(5,452)	(3,466)	(6,430)	(4,192)
Net loss per share—basic and diluted	$(0.07)	$(0.05)	$(0.09)	$(0.06)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2004 and year ended December 31, 2003:

	Quarter Ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Total revenues	$23,950	$16,824	$20,249	$19,600	$17,766	$17,085	$13,815
Gross profit	14,742	9,814	12,727	11,320	9,957	9,635	6,372
Net income (loss)	1,453	(1,542)	(354)	(3,937)	(2,129)	(3,391)	(6,946)
Net income (loss) per share—basic and diluted	$0.02	$(0.02)	$(0.01)	$(0.06)	$(0.04)	$(0.06)	$(0.12)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with our registered certifying accountants on auditing and financial disclosures. The Company did change registered certifying accountants during the year. Please see the Company’s Current Report on Form 8-K filed on May 24, 2005, the Current Report on Form 8-K filed on July 1, 2005 and an amendment to the Current Report on Form 8-K/A filed on July 27, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of September 30, 2005, the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance organization. The goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2005, the end of the period covered by this Form 10-K, our Disclosure Controls were not effective due to the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has excluded from its assessment the internal control over financial reporting of KiQ Limited, which was acquired on December 21, 2004, and whose financial statements reflect total assets and total revenues constituting 7% and 6%, respectively, of related consolidated financial statement amounts as of and for the year ended September 30, 2005, as the Company did not have sufficient time to make an assessment of KiQ Limited’s internal control over financial reporting using the COSO framework. In excluding KiQ Limited from its assessment, management has considered the guidance provided by the Office of the Chief Accountant of the Division of Corporate Finance in the “Frequently Asked Questions” dated June 24, 2004 with respect to acquisitions consummated during the year of assessment.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company has identified the following material weaknesses that existed as of September 30, 2005:

•	Stock-based Compensation—The Company did not maintain effective control over its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect.

•	Statement of Cash Flows—The Company did not maintain effective control over the preparation of its Statement of Cash Flows, in particular, with regard to the classification of cash expenditures for certain capitalized costs.

•	Staffing Levels in The Finance Department—As originally reported in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, management determined that a material weakness existed with respect to the Company’s internal control over financial reporting relating to the staffing of the Company’s finance department to the effect that inadequate staffing and supervision led to the untimely identification and resolution of certain accounting matters. Since October 2004, the Company has taken the following steps to remediate this material weakness (i) the hiring of a permanent chief financial officer; and (ii) the hiring of three individuals to replace the members of the finance team that resigned and added eight new members to the finance team, including three additional senior accountants. Four members of the finance team hold MBAs. The Company’s staff now includes five certified public accountants and three chartered accountants in financial operations. Notwithstanding the progress made to remediate the staffing issues of September 30, 2004, certain accounting matters have been identified by the Company in the 2005 audit of the Company’s financial statements, which, taken in combination, have led management to conclude that as of September 30, 2005, a material weakness in the levels of staffing in the financial department continued to exist.

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2005 due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of Chordiant’s Board of Directors.

BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. BDO Seidman, LLP has issued an attestation report on management’s assessment, which is included in Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Chordiant Software, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Chordiant Software, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effects of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of KiQ Limited, which was acquired on December 21, 2004, and whose financial statements reflect total assets and total revenues constituting 7% and 6%, respectively, of related consolidated financial statement amounts as of and for the year ended September 30, 2005. Accordingly, our engagement did not include the internal control over financial reporting at KiQ Limited. Chordiant Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Stock-based Compensation—The Company did not maintain effective control over its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect.

•	Statement of Cash Flows—The Company did not maintain effective control over the preparation of its Statement of Cash Flows, in particular, with regard to the classification of cash expenditures for certain capitalized costs.

•	Staffing Levels in the Finance Department—As originally reported in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, management determined that a material weakness existed with respect to the Company’s internal control over financial reporting relating to the staffing of the Company’s finance department to the effect that inadequate staffing and supervision led to the untimely identification and resolution of certain accounting matters. Since October 2004, the Company has taken steps to remediate this material weakness; however, certain accounting matters have been identified by the Company in the 2005 audit of the Company’s financial statements, which, taken in combination, have led management to conclude that as of September 30, 2005, a material weakness in the levels of staffing in the financial department continued to exist.

The aforementioned material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual and interim financial statements. Further, these material weaknesses could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of Chordiant Software, Inc.’s consolidated financial statements as of and for the year ended September 30, 2005, and this report does not affect our report dated December 8, 2005 on those financial statements.

In our opinion, management’s assessment that Chordiant Software, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Chordiant Software, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Chordiant Software, Inc. as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended September 30, 2005, and our report dated December 8, 2005 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

San Jose, California

December 8, 2005

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers and the positions held by them are as follows:

Name	Age	Position
Samuel T. Spadafora	63	Chairman of the Board, Chief Strategy Officer, and Director

Stephen P. Kelly	43	Chief Executive Officer and Director

George A. de Urioste	50	Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Robert U. Mullen	41	President, Worldwide Field Operations

Derek P. Witte	48	Vice President, General Counsel, Secretary and Chief Compliance Officer

Charles E. Hoffman	56	Director

William J. Raduchel	59	Director

David R. Springett	70	Director

Steven R. Springsteel	48	Director

David A. Weymouth	50	Director

Samuel T. Spadafora, age 63, has been chairman of our board of directors since November 1999 and has been our chief strategy officer since November 2003. Mr. Spadafora is the chairman of our strategic planning committee which was formed in January 2004. Mr. Spadafora served as our chief executive officer and a director from June 1998 to January 2002. From June 1998 until October 2000, he was also our president. From April 1994 to June 1998, Mr. Spadafora served as vice president of worldwide field operations for the microelectronic business of Sun Microsystems, Inc., a public computer systems and networking company. Mr. Spadafora serves on the board of directors of Embarcadero Technologies, Inc. a public information technology company. Mr. Spadafora holds a B.A. in marketing from Eastern Michigan University.

Stephen P. Kelly, age 43, has been a director of ours since March 2001 and our chief executive officer since January 2002. From October 2000 through January 2002, he served as our president and chief operating officer, and from October 1998 through October 2000 he served as our senior vice president of Europe, Middle East and Africa operations. From October 1997 to September 1998, Mr. Kelly served as our vice president of Europe, Middle East and Africa operations. From 1987 to 1997, Mr. Kelly worked in various sales, alliances and marketing roles at the European operations of Oracle Corporation, an enterprise software company, where he most recently served as director of Europe, Middle East and Africa alliances and industry groups. Mr. Kelly received his B.Sc. with honors in business administration from the University of Bath, England.

George A. de Urioste, age 50, has served as our chief operating officer since November 2004 and as our chief financial officer and principal accounting officer since January 2005. From July 2003 to November 2003, Mr. de Urioste served as executive vice president and chief financial officer of Savi Technology, Inc. a developer of radio frequency identification products. From 2000 to 2003, Mr. de Urioste was chief executive officer and co-founder of Aeroprise, Inc. an enterprise software company with products for mobile workflow management. Mr. de Urioste served as chairman of their board of directors from 2000 until 2005. Between 1998 and 2000, Mr. de Urioste was involved in various community service and personal projects. From 1993 through 1998, Mr. de Urioste was vice president of finance and operations and chief financial officer of Remedy Corporation, a publicly traded enterprise software company with products for information technology service management. Mr. de Urioste is a Certified Public Accountant in California, received his M.B.A. from the University of California at Berkeley, and his B.S. in Accounting from the University of Southern California.

Robert U. Mullen, age 41, has served as our president of worldwide field operations since March 2005. From March 2003 to March 2005, he served as our senior vice president of North American field operations. From January 2001 to March 2003, he served as our senior vice president of sales. From 1999 to January 2001, he served as our general manager of European sales. Prior to joining Chordiant, Mr. Mullen worked at IBM, a publicly traded information technology and business services company, in the financial services sector as sales manager of the solutions group from 1992 to 1999. Mr. Mullen holds a B.S. with honors in computer science from Kingston University, London.

Derek P. Witte, age 48, has served as our Vice President, General Counsel, Secretary and Chief Compliance Officer since November 3, 2005. Prior to that, Mr. Witte served as the General Counsel and Secretary for the Silicon Valley Bank and its holding Company, SVB Financial Group, from 2003 to 2005. From 2001 until 2002, Mr. Witte served as Vice President and General Counsel for Tellme Networks, a privately-held voice recognition software company. From 1990 until 2001, Mr. Witte was with Symantec Corporation, first as their General Counsel and later as their Senior Vice President of Worldwide Operations. Prior to his corporate technology experience, Witte practiced law with Heller Ehrman White & McAuliffe in Palo Alto, California and Brobeck, Phleger & Harrison, in San Francisco. Witte earned a bachelor’s degree with honors in economics from the University of California, Berkeley and a law degree from the University’s School of Law (Boalt Hall).

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

William J. Raduchel, Ph.D. age 59, has been a director of ours since February 2003, and previously served as a director of Chordiant between August 1998 and May 2001. Since February 2005, he has served as a director of Blackboard Inc., a public company that provides enterprise software and services to the education industry. Since March 2004, he has served as the chairman and, since May 2004, chief executive officer of Ruckus Network, a digital entertainment network for students at colleges and universities over the university network. Since 2003, Dr. Raduchel has served as a director of In2Books, a non-profit educational organization. Since April 2003, Dr. Raduchel has served as a strategic advisor to Silicon Image, Inc., a semiconductor company. From time to time, he has advised Myriad International Holdings, a cable television and internet services company, Hyperspace Communications, a communications software company, and WildTangent, Inc., an online game publisher. From September 1999 through January 2001, he was chief technology officer of AOL becoming chief technology officer of AOL Time Warner (now known as Time Warner Inc.) at that time, a position he held through 2002. Time Warner Inc. is a publicly traded media company. After leaving AOL Time Warner, he served as a part-time strategic advisor to America Online, Inc. (a subsidiary of Time Warner Inc.) from March 2003 through February 2004. Infoworld magazine named Dr. Raduchel chief technology officer of the year in 2001. Dr. Raduchel joined AOL from Sun Microsystems, Inc., a public computer systems and networking company, where he was chief strategy officer and a member of its executive committee. In his eleven years at Sun, he also served as chief information officer, chief financial officer, acting vice president of human resources and vice president of corporate planning and development and oversaw relationships with major Japanese partners. He has been recognized as chief information officer of the year by CIO Magazine and, in 1991, was recognized as best chief financial officer in the computer industry by Wall Street Transcript. In addition, he has held senior executive roles at Xerox Corporation and McGraw-Hill, Inc. He has been a member of the National Advisory Board for the Salvation Army (and chairman of its Committee on Business Administration) since 1999, the Conference of Business Economists, the National Academy Committee on Internet Navigation and Domain Name Services (now ended) and the Board on Science, Technology and Economic Policy of the National Academy of Sciences since 2000. He has several issued and pending patents. After attending Michigan Technological University, which gave him an honorary doctorate in 2002, Dr. Raduchel received his undergraduate degree in economics from Michigan State University, and earned his A.M. and Ph.D. degrees in economics at Harvard University. In both the fall and spring of 2003 he was the Castle Lecturer on Computer Science at the U.S. Military Academy at West Point.

David R. Springett, Ph.D., age 70, has been a director of ours since January 2000. Dr. Springett has served as president of the Community College Foundation, an educational foundation, since February 1994. Dr. Springett also held various positions during his 26-year career with Xerox Corporation, retiring in 1992 as Vice President of Strategic Marketing. He is a board member of the California Vehicle Foundation and the California State Commission on Welfare Reform and Training. Dr. Springett holds degrees from the Royal Military College of Canada, the University of Toronto, Queen’s University and Harvard University.

Steven R. Springsteel, age 48, has been a director of ours since January 2004. Since September 2005, he has served as president and chief financial officer of Verity, Inc., a publicly traded provider of intellectual capital management software. From January 2003 to September 2005, he has served as senior vice president of finance and administration and chief financial officer of Verity, Inc. From November 2001 to January 2003, Mr. Springsteel served as the chief operating officer and chief financial officer of Sagent Technology, Inc., a publicly traded business intelligence software company, whose assets were acquired by Group 1 Software, Inc. in 2003. From October 2000 to November 2001, Mr. Springsteel served as the chief operating officer and chief financial officer of NOCpulse, a software company (subsequently sold to Red Hat). From November 1996 to October 2000, Mr. Springsteel served as the executive vice president and chief financial officer of Chordiant. Mr. Springsteel holds a BA in Business Administration from Cleveland State University.

David A. Weymouth, age 50, has been a director of ours since January 2005. Since July 2005, Mr. Weymouth has been an associate with Deloitte & Touche LLP, a firm providing audit, tax, consulting and corporate finance services in the U.K. From January 2005 to June 2005, Mr. Weymouth served as corporate responsibility director for Barclay’s Group, a U.K.-based financial services company. From February 2000 until December 2004, Mr. Weymouth served as the group chief information officer for Barclay’s Group. Prior to February 2000, Mr. Weymouth held a number of senior positions with Barclay’s Group, including managing director of service provision for retail and corporate banking and chief operating officer of Corporate Banking. Mr. Weymouth holds a Bachelor degree in French and an M.B.A. from University of London.

The Audit Committee

Chordiant has a separately-designated standing audit committee (the “Audit Committee”). Three independent directors comprise the Audit Committee: David R. Springett, David A. Weymouth and Steven R. Springsteel. The Board of Directors (the “Board”) has determined that Mr. Springsteel qualifies as an “audit committee financial expert,” and qualifies as independent, as defined in applicable SEC and NASDAQ rules. The Board made a qualitative assessment of Mr. Springsteel’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows: one option grant each to Charles E. Hoffman and David A. Weymouth was reported late on Form 4. One grant of restricted shares to Robert U. Mullen was reported late on Form 5.

Code of Business Conduct and Ethics

The Company has adopted the Chordiant Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees. The Code is available on our website at www.chordiant.com/company/ir/ corpgov.html. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any director or executive officer, the Company will promptly disclose the nature of the amendment or waiver on its website at the address provided above.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows for the twelve months ended September 30, 2005, September 30, 2004 and December 31, 2003* compensation awarded or paid to, or earned by, our chief executive officer and our other most highly compensated executive officers at September 30, 2005 (the “Named Executive Officers”):

	Annual Compensation			Long Term Compensation Awards				All Other Compensation ($)
Name and Principal Position	Year*	Salary ($)		Bonus ($)	Restricted Stock Awards (#)		Securities Underlying Options (#)
Samuel T. Spadafora	2005	250,000		25,000	—		—	8,429	(1)
Chairman of the Board	2004	232,787		12,500	—		40,000	5,470
	2003	232,787		30,000	—		150,000	6,397

Stephen P. Kelly	2005	385,590		19,580	125,000	(2)	—	31,306	(3)
Chief Executive Officer	2004	351,791		79,702	—		75,000	29,825
	2003	275,624		215,199	—		200,000	26,236

George A. de Urioste	2005	250,192		43,653	—		750,000	3,343	(4)
Chief Operating Officer, Chief Financial Officer,	2004	—		—	—		—	—
and Chief Accounting Officer	2003	—		—	—		—	—

Robert U. Mullen	2005	740,241	(5)	239,563	325,000	(6)	—	4,040	(7)
President, Worldwide Field Operations	2004	878,804		45,000	—		50,000	527
	2003	642,090		—	—		300,000	6,486

Donald J. Morrison**	2005	195,000		15,000	—		—	9,033	(8)
President	2004	252,708		46,850	—		200,000	810
	2003	221,420		55,750	—		100,000	806

*	On December 29, 2004, we changed our fiscal year end from December 31 to September 30. This chart reports compensation for the year 2003 based on the December 31 year end (as if the fiscal year had not been changed) and in addition reports compensation for the twelve months ended September 30, 2005 and 2004. Due to the change in fiscal year end, there is a three-month overlap in the compensation reported. Specifically, the three months beginning October 1, 2003 and ending December 31, 2003 are reflected both in the fiscal year 2003 and in the fiscal year 2004 compensation figures.
**	Mr. Morrison resigned from the Company effective May 2, 2005.
(1)	Includes $1,000 paid by us for tax preparation fees, $3,564 for group-term life insurance and $3,865 in 401(k) matching contributions.
(2)	Total number of shares awarded in June 2005 was 125,000. These shares vest on April 1, 2006, provided Chordiant is current in filing its periodic reports under the Securities and Exchange Act of 1934, as amended, and Mr. Kelly is employed by Chordiant on that date.
(3)	Consists of $31,306 pension plan matching contributions paid by us to Mr. Kelly’s individual pension plan.
(4)	Includes $999 for group-term life insurance and $2,344 in 401(k) matching contributions.
(5)	Includes commissions of $355,067 and $41,923 for pay-out of accrued paid time off. When Mr. Mullen became an executive of Chordiant, according to our policy he stopped accruing paid time off. Accordingly, his accrued paid time off balance was paid to him during fiscal 2005.
(6)	Shares awarded in June 2005 was 125,000 and 200,000 in August 2005. The shares awarded in June 2005 vest on April 1, 2006, provided Chordiant is current in filing its periodic reports ‘under the Securities and Exchange Act of 1934, as amended, and Mr. Mullen is employed by Chordiant on that date. The shares awarded in August 2005 vest one-third each year on October 1, 2005, 2006 and 2007, provided Mr. Mullen is employed by Chordiant on those dates.
(7)	Includes $540 for group-term life insurance and $3,500 in 401(k) matching contributions.
(8)	Includes $2,000 paid by us for tax preparation fees, $608 for group-term life insurance and $6,425 in 401(k) matching contributions.

Stock Option Grants and Exercises

We grant options to our executive officers under the 2005 Equity Incentive Plan (the “Incentive Plan”). As of September 30, 2005, options to purchase a total of 5,965,972 shares were outstanding under the Incentive Plan and options to purchase 6,741,508 shares remained available for grant under the Incentive Plan.

The following tables show for the fiscal year ended September 30, 2005, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in the Twelve Months Ended September 30, 2005

	Individual Grants		Exercise Price (4) ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted (2) (#)	% of Total Options Granted to Employees in Twelve Months Ended September 30, 2005 (3) (%)
Name					5% ($)	10% ($)
George de Urioste	750,000	36.0%	$2.17	November 16, 2014	$1,023,526	$2,593,816

(1)	The potential realizable value information is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed as prescribed by the rules promulgated by the SEC and does not represent our prediction of our future stock price performance.
(2)	The stock option listed for Mr. de Urioste vests in a series of equal monthly installments over thirty months following the date of grant. Our stock option grant agreements allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by us at the original exercise price upon the option holder’s cessation of service to us before the vesting of such holder’s shares. Each of the options has a ten-year term, subject to earlier termination if the option holder’s service with us ceases.
(3)	Percentages shown are based on an aggregate of options granted to our employees under our stock option plans during the period from October 1, 2004 through September 30, 2005.
(4)	The exercise price of each option is equal to the fair market value of our common stock as valued by the Board on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the date of exercise, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

Aggregated Option Exercises in the Twelve Months Ended September 30, 2005

and September 30, 2005 Option Values

Name	Shares Acquired on Exercise (#)	Value Realized (1) ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at September 30, 2005 (2) ($)
			Vested	Unvested	Vested	Unvested
Samuel T. Spadafora	—	—	1,020,085	60,834	1,840,048	43,125
Stephen P. Kelly	—	—	257,293	93,752	181,999	57,501
George A. de Urioste	—	—	250,000	500,000	170,000	340,000
Robert U. Mullen	—	—	502,833	29,167	594,900	—
Donald J. Morrison	281,504	478,068	—	—	—	—

(1)	Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.
(2)	Based on the fair market value of our common stock as of September 30, 2005, minus the exercise price, multiplied by the number of shares underlying the unexercised options.

Compensation of Directors

Non-employee directors receive cash compensation from us for their services as members of the Board or for attendance at committee meetings as follows: Directors receive a quarterly retainer of $7,500 for service as a member of the Board (subject to attendance at meetings) and $1,500 per meeting not to exceed $6,000 per quarter for service on the audit committee and $1,500 per meeting not to exceed $3,000 per quarter for service on the compensation committee, corporate governance and nominating and strategy committees (each subject to attendance at committee meetings). The Lead Independent Director receives $2,000 per quarter. Each committee chair receives $2,000 per quarter, except the audit committee chair who receives $3,000 per quarter. Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with our policy.

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

As an additional incentive to retain Mr. Mullen, the Board of Directors may make the additional grants of restricted stock to him described below. Such additional grants would occur in April 2006 and April 2007 as follows:

Grant Date:	Number of shares:	Vesting Schedule:
April 2006	200,000	April 2007—66,666 shares April 2008—66,667 shares April 2009—66,667 shares
April 2007	200,000	April 2008—66,666 shares April 2009—66,667 shares April 2010—66,667 shares

If the grants are approved by the Board of Directors, these shares would vest on the specified dates, provided that Mr. Mullen is employed by Chordiant on both the grant date and the vesting date.

On November 16, 2004, we entered into an employment agreement with Mr. de Urioste. Under the terms of that agreement, Mr. de Urioste is entitled to receive an annual base salary of $300,000 and is eligible to receive an annual bonus of up to 60% of his salary. Pursuant to the terms of his employment agreement, Mr. de Urioste also received options to purchase 750,000 shares of our common stock and is covered under the Company’s change in control program for executive officers. The agreement also provides that either Mr. de Urioste or we may terminate Mr. de Urioste’s employment at any time.

Change of Control Agreements

We have entered into Change of Control Agreements with Stephen P. Kelly, Samuel T. Spadafora, Robert U. Mullen and George A. de Urioste, (each an “Executive”). We may in the future enter into these agreements with other executives of ours. These agreements provide generally that if an Executive is terminated either without “cause,” as defined in the agreements, or voluntarily leaves employment for “good reason,” as defined in the agreements, within 90 days prior to a “change of control,” as defined in the agreements, or 12 months following a change of control, then the Executive will receive, among other benefits, the following: (1) payment of the Executive’s salary for a period of 12 months, (2) payment of the Executive’s annual bonus, (3) continuation of our health and life insurance policies for one year, (4) so long as not prohibited by law, automatic extension of 60 months to repay any promissory note, loan or other indebtedness to us, and (5) with respect to options and restricted stock, accelerated vesting of a number of shares equal to the greater of (a) 50% of the then-unvested shares, or (b) 12 months’ worth of vesting. These agreements also obligate the Company to make additional payments to the executive in the event the benefits result in the recipient having to pay certain excise taxes.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION(1)(2)(3)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights ($/sh)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	6,255,972	2.38	7,693,696
Equity compensation plans not approved by security holders	2,136,453	1.88	425,902

Total	8,392,425	2.28	8,119,598

(1)	All information set forth in this table is as of September 30, 2005.
(2)	Upon our acquisition of Prime Response, Inc. and White Spider Software, Inc. in 2001 and 2000, respectively, we assumed outstanding options of Prime Response and White Spider such that these options became exercisable for an aggregate of 768,560 shares of our common stock at a weighted-average exercise price of $9.21 per share. As of September 30, 2005, options of Prime Response, Inc. and White Spider Software, Inc are still outstanding with a weighted-average exercise price of $1.09. The option plans governing these options terminated other than with respect to the outstanding options, and no options will be granted in the future pursuant to these plans. These plans were not approved by our stockholders, as no approval was required and the plans were not assumed by us. The shares referenced in this note are not included in any of the numbers set forth in the table.

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

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of October 31, 2005 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all of our executive officers and directors as a group. In addition, the table sets forth certain information regarding the ownership of our common stock by all those known by us to be beneficial owners of more than five percent of our common stock as of the dates noted below.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Five Percent Stockholders:

Palo Alto Investors, LLC
(as of 5/16/05)	7,705,965	9.8%
470 University Avenue
Palo Alto, CA 94301

Micro Cap Partners, L.P.
(as of 5/16/05)	4,840,600	6.2%
470 University Avenue
Palo Alto, CA 94301

Institutional Venture Management X, LLC
(as of 11/10/04)	4,500,000	5.7%
3000 Sand Hill Road, Building 2, Suite 290
Menlo Park, CA 94025

Directors, Nominees and Executive Officers:
Samuel T. Spadafora(2)	1,513,896	2.0%
Stephen P. Kelly(3)	1,202,232	1.5%
Robert U. Mullen(4)	1,199,592	1.5%
George A. de Urioste(5)	750,000	*
William J. Raduchel(6)	132,656	*
David R. Springett(7)	112,500	*
Steven R. Springsteel(8)	70,000	*
Charles E. Hoffman(9)	42,500	*
David A. Weymouth(10)	37,500	*
Donald J. Morrison**(11)	437,769	*
All executive officers and directors as a group (10 persons)	5,498,645	7.0%

*	Less than one percent.
**	Mr. Morrison resigned from Chordiant effective May 2, 2005.
(1)	This table is based upon information supplied by our executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table, and subject to community property laws were applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 78,593,498 shares outstanding on October 31, 2005, adjusted as required by rules promulgated by the SEC.
(2)	Consists of (a) 432,977 shares held by the Samuel T. and Cheryl M. Spadafora 1992 Family Trust and (b) 1,080,919 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(3)	Consists of (a) 12,043 shares acquired pursuant to our ESPP, (b) 237,823 shares held by Mr. Kelly’s spouse, (c) 35,415 shares acquired through the exercise of options, (d) 351,045 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005, and (e) 565,906 shares acquired as a restricted stock award.

(4)	Consists of (a) 4,455 shares acquired pursuant to the ESPP, (b) 187,304 shares acquired pursuant to the purchase of stock, (c) 532,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005, and (d) 475,833 shares acquired as a restricted stock award.
(5)	Consists of 750,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(6)	Consists of (a) 60,156 shares issued upon the exercise of options, and (b) 72,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(7)	Consists of 112,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(8)	Consists of (a) 10,000 shares acquired on the open market, (b) 10,000 shares held by two of Mr. Springsteel’s children and (c) 50,000 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(9)	Consists of 42,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(10)	Consists of 37,500 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of October 31, 2005.
(11)	Consists of (a) 1,935 shares acquired pursuant to the ESPP, (b) 5,000 shares held by the Julia Elise Morrison 1999 Trust, (c) 5,000 shares held by the Whitney Ann Ellis 1999 Trust, (d) 5,000 shares held by the Tyler Rhoads Ellis 1999 Trust, (e) 295,349 shares acquired pursuant to the exercise of certain options, and (h) 125,485 shares acquired as a restricted stock award. Mr. Morrison is trustee of the aforementioned trusts, which benefit Mr. Morrison’s children. The number of shares described above is based on information as of September 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the president and chief executive officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to a software license and services agreement dated March 15, 2004, Covad made payments to us of $1.0 million and $2.8 million during the years ended September 30, 2005 and September 30, 2004, respectively.

In January 2005, David A. Weymouth became a director of Chordiant. Mr. Weymouth was the corporate responsibility director of Barclay’s Group, a customer of ours, until June 2005. Pursuant to a software license agreement, software maintenance agreement, and professional services agreement, each dated December 19, 2002, as amended, Barclay’s Group made payments to us of $10.1 million during the twelve month period ended September 30, 2004. During the year ended September 30, 2005, Barclay’s Group made payments to us of $8.2 million.

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

PricewaterhouseCoopers LLP.    The following table represents aggregate fees for professional services billed to Chordiant for services rendered for the year ended September 30, 2005 and the nine months ended September 30, 2004, by PricewaterhouseCoopers LLP, Chordiant’s principal accountant until May 2005.

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Audit Fees
Aggregate fees for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, consents, income tax provision procedures, and assistance with review of documents filed with the SEC:	$310,000	$1,566,158

Audit-Related Fees
Aggregate fees for assurance and related services including benefit plan audits and consultation on acquisitions:	—	74,475

Tax Fees
Aggregate fees for tax services rendered for tax return preparation, tax-payment planning services, tax audits and appeals, tax services for employee benefit plans and requests for rulings or technical advice:	10,681	10,921

All Other Fees	1,125	—

Total	$321,806	$1,651,554

BDO Seidman, LLP.    The following table represents aggregate fees for professional services billed to Chordiant for services rendered for the year ended September 30, 2005 by BDO Seidman, LLP, Chordiant’s principal accountants since June 2005. BDO Seidman, LLP did not render any services to Chordiant prior to that date.

Year Ended September 30, 2005
Audit Fees
Aggregate fees for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of the interim financial statements of the Company, statutory and subsidiary audits, consents, internal control over financial reporting, and assistance with review of documents filed with the SEC:	$1,137,205

Audit-Related Fees
Aggregate fees for assurance and related services including benefit plan audits and consultation on acquisitions:	—

Tax Fees
Aggregate fees for tax services rendered for tax return preparation, tax-payment planning services, tax audits and appeals, tax services for employee benefit plans and requests for rulings or technical advice:	—

All Other Fees	—

Total	$1,137,205

Pre-Approval of Services

Before the independent accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent accountant, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. The Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. As such, the engagement of BDO Seidman, LLP and PricewaterhouseCoopers LLP to render 100% of the services described in the categories above was approved by the Audit Committee in advance of the rendering of those services.

The Audit Committee has determined the rendering of the tax and other non-audit services by BDO Seidman, LLP are compatible with maintaining the accountant’s independence and certain tax services have been pre-approved. We have also retained Deloitte & Touche LLP to provide us with tax services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Index to Financial Statements

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 50 of this report. The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 55 of this report are included in Item 8 above.

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003 are as follows (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
2005	$111	$103	$—	$214
2004	$133	$—	$(22)	$111
2003	$181	$21	$(69)	$133
Deferred tax asset valuation allowance
2005	$62,646	$17,228	$—	$79,874
2004	$67,829	$(5,183)	$—	$62,646
2003	$65,121	$2,708	$—	$67,829

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

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

Exhibit Number		Description of Document

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

3.2		Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Quarterly Report on Form 10-Q filed on August 16, 2004 and incorporated herein by reference).

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

4.9		Warrant, dated September 4, 2001, issued to Accenture plc (filed as Exhibit 4.9 to Chordiant’s Annual Report on Form 10-K/T on March 29, 2005 and incorporated herein by reference).

10.1	*

1999 Equity Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 10.2 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.2	*	1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3	*	1999 Non-Employee Directors’ Plan as amended and restated (filed as Exhibit 10.3 to Chordiant’s Quarterly Report on Form 10-Q, filed on May 10, 2004 and incorporated herein by reference).

10.4	*

Form of Stock Option Agreement of 1999 Non-Employee Directors’ Plan (filed as Exhibit 10.4 with Amendment No. 1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on January 19, 2000 and incorporated herein by reference).

10.5	*	2000 Nonstatutory Equity Incentive Plan (filed as Exhibit 99.2 with Chordiant’s S-8 Registration Statement (No. 333-42844) filed on August 2, 2000 and incorporated herein by reference).

Exhibit Number		Description of Document

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

Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen P. Kelly (filed as Exhibit 10.16 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

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

10.13	*

Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc. (filed as Exhibit 10.20 to Chordiant’s Quarterly Report on Form 10-Q filed on May 15, 2002 and incorporated herein by reference).

10.14	*

Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen P. Kelly (filed as Exhibit 10.24 to Chordiant’s Quarterly Report on Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.15	*

Amendment to Change of Control Agreement dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen P. Kelly (filed as Exhibit 10.26 to Chordiant’s Annual Report on Form 10-K filed on March 28, 2003 and incorporated herein by reference).

10.16	*

Amendment to Change of Control Agreement dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora (filed as Exhibit 10.19 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.17

Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003 (filed as Exhibit 10.30 to Chordiant’s Quarterly Report on Form 10-Q filed on August 14, 2003 and incorporated herein by reference).

10.18

First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee (filed as Exhibit 10.22 to Chordiant’s Annual Report on Form 10-K filed on March 8, 2004 and incorporated herein by reference).

10.19

Purchase Agreement by and between Chordiant and Acqua Wellington Opportunity I Limited, dated January 22, 2004 (filed as Exhibit 99.1 to Amendment No. 1 to Chordiant’s Registration Statement on Form S-3/A filed on March 30, 2004 and incorporated herein by reference).

Exhibit Number		Description of Document

10.20	*	Offer letter dated November 16, 2004 to George A. de Urioste (filed as Exhibit 99.1 to Chordiant’s Current Report on Form 8-K filed on February 2, 2005 and incorporated herein by reference).

10.21	*	Change of Control Agreement dated January 31, 2005 by and between Chordiant Software, Inc. and George A. de Urioste.

10.22	*	Terms of employment for Robert U. Mullen as of March 31, 2004.

10.23	*	Change of Control Agreement dated April 24, 2003 by and between Chordiant Software, Inc. and Robert U. Mullen.

10.24	*	Separation Agreement, dated August 16, 2004, by and between Chordiant Software, Inc. and Michael J. Shannahan.

10.25	*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.

10.26	*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.

10.27

Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003 (the “Ness Agreement”), as amended (filed as Exhibit 10.33 to Chordiant’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.28

A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers (incorporated by reference from Item 1.01 of the Form 8-K of Chordiant Software, Inc. filed with the SEC on June 8, 2005).

10.29	*	Offer Letter dated October 17, 2005 for Derek P. Witte (filed as Exhibit 99.1 to Chordiant’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

10.30	*

Change of Control Agreement dated October 20, 2005 by and between Chordiant Software, Inc. and Derek P. Witte (filed as Exhibit 99.2 to Chordiant’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

10.31	*	2005 Equity Incentive Plan (filed as Appendix A to Chordiant’s Definitive Proxy Statement on Schedule 14A filed on August 24, 2005 and incorporated herein by reference).

18.1		Preferability letter from BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

21.1		Subsidiaries of Chordiant Software, Inc. (filed as Exhibit 10.21 to Chordiant’s Quarterly Report on Form 10-Q filed on May 16, 2005 and incorporated herein by reference).

24.1		Power of Attorney (included on the signature pages hereto).

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.3		Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.

(1)	Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. A brief description of the omitted schedules is contained in Exhibit 2.4. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on December 8, 2005.

CHORDIANT SOFTWARE, INC.

By:	/s/ STEPHEN P. KELLY
Stephen P. Kelly Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints STEPHEN P. KELLY and GEORGE A. DE URIOSTE, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN P. KELLY Stephen P. Kelly	Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2005

/s/ GEORGE A. DE URIOSTE George A. de Urioste	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2005

/s/ SAMUEL T. SPADAFORA Samuel T. Spadafora	Chairman of the Board, Chief Strategy Officer and Director	December 8, 2005

/s/ DAVID R. SPRINGETT David R. Springett	Director	December 8, 2005

/s/ WILLIAM J. RADUCHEL William J. Raduchel	Director	December 8, 2005

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Director	December 8, 2005

/s/ DAVID A. WEYMOUTH David A. Weymouth	Director	December 8, 2005

/s/ CHARLES E. HOFFMAN Charles E. Hoffman	Director	December 8, 2005