Form 10-Q
period 2005-12-31
CHORDIANT SOFTWARE INC
filed 2006-02-09
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2006, there were 78,692,554 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$41,466	$38,546
Restricted cash	486	1,982
Accounts receivable, net, including $144 and $263 due from related parties at December 31, 2005 and September 30, 2005, respectively	19,184	18,979
Prepaid expenses and other current assets	5,290	4,345

Total current assets	66,426	63,852
Restricted cash	365	365
Property and equipment, net	2,312	2,479
Goodwill	31,907	31,907
Intangible assets, net	4,845	5,148
Other assets	3,306	3,499

Total assets	$109,161	$107,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,555	$4,554
Accrued expenses	11,500	8,902
Deferred revenue, including related party balances of $48 and $370 at December 31, 2005 and September 30, 2005, respectively.	27,017	26,050
Current portion of capital lease obligations	217	213

Total current liabilities	42,289	39,719
Deferred revenue—long-term	445	147
Restructuring costs, net of current portion	1,539	1,731
Long term portion of capital lease obligations	40	96

Total liabilities	44,313	41,693

Commitments and contingencies (Notes 5, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at December 31, 2005 and September 30, 2005	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 78,628 and 78,488 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	79	78
Additional paid-in capital and deferred compensation	273,165	271,884
Accumulated deficit	(210,587)	(208,889)
Accumulated other comprehensive income	2,191	2,484

Total stockholders’ equity	64,848	65,557

Total liabilities and stockholders’ equity	$109,161	$107,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004
		(restated)
Revenues:
License	$9,126	$8,842
Service, including related party items aggregating $68 for the three months ended December 31, 2005	13,432	12,835

Total revenues	22,558	21,677

Cost of revenues:
License	443	166
Service	6,384	7,492
Amortization of intangible assets	303	131

Total cost of revenues	7,130	7,789

Gross profit	15,428	13,888

Operating expenses:
Sales and marketing	8,104	7,209
Research and development	4,514	4,863
General and administrative	4,704	3,900
Amortization of intangible assets	—	24
Restructuring expense	—	(123)
Purchased in-process research and development	—	1,940

Total operating expenses	17,322	17,813

Loss from operations	(1,894)	(3,925)
Interest income, net	199	210
Other income (expense), net	118	(397)

Loss before income taxes	(1,577)	(4,112)
Provision for income taxes	121	80

Net loss	$(1,698)	$(4,192)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(293)	638

Comprehensive loss	$(1,991)	$(3,554)

Net loss per share—basic and diluted	$(0.02)	$(0.06)

Weighted average shares used in computing basic and diluted net loss per share	76,824	72,223

See Notes 2 and 10 to the condensed consolidated financial statements. Net loss for the three months ended December 31, 2005 included stock-based compensation expense under SFAS 123(R) of $1.1 million, which consisted of stock-based compensation expense of $0.4 million related to employee stock options and $0.7 million related to restricted stock awards. Net loss for the three months ended December 31, 2004 included a stock-based compensation net benefit of less than $0.1 million related to variable stock options and restricted stock awards. There was no stock-based compensation expense related to fixed employee stock options or employee stock purchases related to the Employee Stock Purchase Plan under SFAS 123 included in the net loss for the three months ended December 31, 2004, because the company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense (restated) as previously disclosed in the notes to the condensed consolidated financial statements for the three months ended December 31, 2004 was $5.5 million or ($0.08) per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004
		(restated)
Cash flows from operating activities:
Net loss	$(1,698)	$(4,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	281	372
Purchased in-process research and development	—	1,940
Amortization of intangibles and capitalized software	528	155
Non-cash stock-based compensation expense (benefit)	1,056	(31)
Provision (credit) for doubtful accounts	(25)	79
Warrants issued to customers	—	(15)
Other non-cash charges	—	105
Changes in assets and liabilities:
Accounts receivable	(376)	2,983
Prepaid expenses and other current assets	(1,255)	(637)
Other assets	(57)	121
Accounts payable	(963)	(2,094)
Accrued expenses	2,483	1,755
Deferred revenue	1,532	(1,487)

Net cash provided by (used in) operating activities	1,506	(946)

Cash flows from investing activities:
Property and equipment purchases	(134)	(196)
Capitalized product development costs	—	(857)
Cash used for acquisitions, net	—	(7,869)
Proceeds from release of restricted cash	1,485	(3)

Net cash provided by (used for) investing activities	1,351	(8,925)

Cash flows from financing activities:
Proceeds from exercise of stock options	528	135
Payment on capital leases	(52)	(50)

Net cash provided by financing activities	476	85

Effect of exchange rate changes	(413)	1,325

Net increase (decrease) in cash and cash equivalents	2,920	(8,461)
Cash and cash equivalents at beginning of period	38,546	55,748

Cash and cash equivalents at end of period	$41,466	$47,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—THE COMPANY

We (Chordiant Software, Inc.) are an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in retail, financial services, communications and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2005 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the Securities and Exchange Commission (“SEC”) on December 9, 2005 (“2005 Form 10-K”).

All adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Restatement of quarterly results of operations

The financial information as of, and for the three months ended December 31, 2004 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-Q filed with the SEC on April 29, 2005. The restatement is further discussed in Note 19 of the consolidated financial statements in our 2005 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, certain variables associated with the valuation of stock-based compensation, restructuring costs, contingencies, vendor specific evidence of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period and could result in additional operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

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

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

We recognize revenue for post-contract customer support ratably over the support periods which have historically ranged from one to three years.

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

Restricted cash

At December 31, 2005 and September 30, 2005, interest bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain lease obligations and post-contract customer support obligations. During the quarter ended December 31, 2005, $1.5 million of restricted cash that served as a security deposit on a post-contract customer support transaction was released as the underlying contract requirement expired.

Stock-Based Compensation Expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in the adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The condensed consolidated financial statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based

Compensation” (“SFAS 123”). Under the intrinsic value method, when the exercise price of the Company’s stock options granted to employees and directors was equal to the fair market value of the underlying stock at the date of grant, no stock-based compensation was required to be recognized under APB 25.

Stock-based compensation expense recognized during the period under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended December 31, 2005 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of expense attribution from the vested graded or straight-line method to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the vested graded method of expense attribution while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 10.

Upon adoption of SFAS 123(R), the Company has continued to utilize the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma disclosures required under SFAS 123. For additional information, see Note 10. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $1.1 million, which includes approximately $0.4 million of incremental stock-based compensation expense for the three months ended December 31, 2005 as a result of the adoption of SFAS 123(R).

The effect of the adoption of FAS 123(R) on October 1, 2005, resulted in an increase of $0.4 million in the loss from operations, loss before income taxes and net loss compared to the continued application of APB 25 as used in the comparable prior year period. Basic and diluted net loss per share would have been $(0.03) for the three months ended December 31, 2005 if we continued to use APB 25 as in the comparable year period, compared to our reported basic and net loss per share of $(0.02) for the three months ended December 31, 2005. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of our net deferred tax assets and our operating loss carryforwards. In addition, the adoption of FAS 123(R) did not affect our cash flow from operations or cash flow from financing activities. No stock-based compensation expense have been capitalized as part of the cost of an asset as of December 31, 2005.

Under APB 25, for the three months ended December 31, 2004, a benefit of ($0.1) million was recorded as stock-based compensation expense in the condensed consolidated statement of operations related to variable options and restricted stock awards. Previously, the compensation expense under APB 25 on variable options was re-measured at the end of each operating period until the options were exercised, forfeited or expired. Under SFAS 123(R), these options are now expensed based on the fair value approach for unvested shares as of September 30, 2005. The restricted stock awards continue to be expensed under FAS 123(R) using a vested graded or straight-line method of expense attribution consistent with the prior period.

There was no stock-based compensation expense related to the ESPP recognized during the three months ended December 31, 2005 and 2004. See Note 10 for additional information.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. To date, we have invested excess funds in money market accounts. We have cash and cash equivalents with various high quality institutions domestically and internationally.

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

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended
	December 31, 2005	December 31, 2004
Barclays	*	26%
Capital One	*	19%
ING	10%	*

*	Represents less than 10% of total revenues.

At December 31, 2005, Lloyds TSB and Capital One each accounted for approximately 13% of our accounts receivable. At September 30, 2005, Capital One, Wachovia and HSBC accounted for approximately 18%, 17% and 10% of our accounts receivable, respectively.

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new products is generally short and software development costs qualifying for capitalization are insignificant. During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three months ended December 31, 2005, amortization expense related to this product was $0.2 million and is included in the cost of revenues for licenses.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended
	December 31, 2005	December 31, 2004
		(restated)
Net loss available to common stockholders	$(1,698)	$(4,192)

Weighted average common stock outstanding	78,592	73,067
Common stock subject to repurchase	(1,768)	(844)

Denominator for basic and diluted calculation	76,824	72,223

Net loss per share—basic and diluted	$(0.02)	$(0.06)

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	December 31, 2005	December 31, 2004
Warrants outstanding	1,662	1,662
Employee stock options	8,240	10,146
Restricted stock	1,737	2,391

	11,639	14,199

Recent Accounting Pronouncements

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

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable, net consists of the following (in thousands):

	December 31, 2005	September 30, 2005
Accounts receivable, net:
Accounts receivable	$19,423	$19,193
Less: allowance for doubtful accounts	(239)	(214)

	$19,184	$18,979

Intangible assets

The components of intangible assets are as follows (in thousands):

	December 31, 2005			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(3,300)	$3,604	$6,904	$(3,075)	$3,829
Customer list and tradenames	2,732	(1,491)	1,241	2,732	(1,413)	1,319

	$9,636	$(4,791)	$4,845	$9,636	$(4,488)	$5,148

All of our acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows: Developed technologies—one and one half to five years; customer lists and tradenames—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.2 million for the three months ended December 31, 2005 and 2004, respectively. We expect amortization expense on acquired intangible assets to be $0.9 million in the remaining fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2005	September 30, 2005
Accrued expenses:
Accrued payroll and related expenses	$5,743	$4,094
Accrued restructuring expenses, current portion (Note 5)	991	1,235
Other accrued liabilities	4,766	3,573

	$11,500	$8,902

NOTE 4— ACQUISITIONS

The operating results of KiQ Limited (“KiQ”) have been included in the condensed consolidated financial statements since the acquisition date of December 21, 2004. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the three months ended December 31, 2004 as if the acquisition of KiQ had occurred on October 1, 2004, after giving effect to purchase accounting adjustments. The purchased in-process research and development expense of $1.9 million has not been included in the pro forma results of operations for the three months ended December 31, 2004 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

Three Months Ended December 31, 2004
(restated)
Pro forma adjusted total revenue	$22,571
Pro forma adjusted net loss	$(2,716)
Pro forma adjusted net loss per share—basic and diluted	$(0.04)
Pro forma weighted average shares—basic and diluted	76,575

NOTE 5—RESTRUCTURING

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

For each of the periods presented herein, restructuring charges consist solely of:

•	Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

•	Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned space under lease, net of estimated sublease income and planned company occupancy.

As of December 31, 2005, the total restructuring accrual of $2.5 million consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and Termination	$101	$—	$101
Excess Facilities	890	1,539	2,429

Total	$991	$1,539	$2,530

The Company expects the remaining severance and termination accrual will be substantially paid by June 30, 2006.

Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York City. The amount of the note payable is $0.2 million and it is payable through quarterly installments through June 2011. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Fiscal Year Ended September 30,	Total future minimum payments
2006 (remaining nine months)	$402
2007	470
2008	470
2009	470
2010	470
2011	147

Total minimum facility payments	$2,429

Fiscal year 2005 Restructuring

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

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Benefits
Reserve balance at September 30, 2005	$469
Non-cash	(1)
Cash paid	(367)

Reserve balance at December 31, 2005	$101

Prior to Fiscal Year 2005 Restructurings

During fiscal year 2003, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction, and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted and will continue to result in a more responsive management structure. As part of these restructuring programs, we recorded a total workforce reduction expense relating to severance and benefits of approximately $2.0 million for year ended December 31, 2003. In addition to these costs, we accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the year ended December 31, 2003, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

The following table summarizes the activity related to the restructuring for the three months ended December 31, 2005 (in thousands):

Facilities
Reserve balance at September 30, 2005	$2,497
Cash paid	(68)

Reserve balance at December 31, 2005	$2,429

Ness Technologies

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. We have also guaranteed certain equipment lease obligations of Ness (See Notes 7 and 8). The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. At December 31, 2005 the estimated termination fee would be $0.7 million if exercised. The maximum termination fee was initially equal to three months of certain fees, declining to zero after 30 months. On June 16, 2004, the Company expanded its agreement with Ness whereby Ness consultants are providing staffing for certain consulting projects. This amended agreement is cancelable at the Company’s option, subject to the payment of a cancellation fee of approximately $0.1 million. On March 15, 2005, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreement can be cancelled at the option of the Company. Remaining minimum purchase commitments under this agreement were approximately $0.1 million at December 31, 2005.

NOTE 6—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain. Samuel T. Spadafora, one of our directors and executive officers, is also a director of Infogain. Pursuant to the service provider agreement, revenue from Infogain was less than $0.1 million for three months ended December 31, 2005. Accounts receivable as of December 31, 2005 and September 30, 2005 were less than $0.1 million.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was less than $0.1 million for the three months ended December 31, 2005. Accounts receivable as of December 31, 2005 and September 30, 2005 were approximately $0.1 million and zero, respectively.

NOTE 7—BORROWINGS

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to March 25, 2006, was amended in September 2005 and is comprised of a $5.0 million accounts receivable line. The terms of the line of credit require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a tangible net worth of at least $20.0 million plus 60% of the proceeds of any equity offerings and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of December 31, 2005, the Company was in compliance with the respective debt covenants.

The accounts receivable line of credit contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of December 31, 2005 and September 30, 2005, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit of which $0.9 million serves as collateral for computer equipment leases for our outsourcing partner in India (see Notes 5 and 8). The accounts receivable line of credit also contains a provision for a sub-limit of up to $2.0 million for issuance of foreign exchange forward contracts. As of December 31, 2005, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in September 2005, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 25, 2006. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the accounts receivable line of credit bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Except for the standby commercial letters of credit, as of December 31, 2005, there was no outstanding balance on our accounts receivable line of credit.

NOTE 8—COMMITMENTS AND CONTINGENCIES

We lease our facilities and some equipment under non-cancelable operating leases that expire on various dates through 2011. Rent expense is recognized on a straight line basis over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of December 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal Year Ended September 30:
2006 (remaining nine months)	$171	$2,560	$(214)	$2,346
2007	97	3,308	—	3,308
2008		2,985	—	2,985
2009		2,034	—	2,034
2010		1,060	—	1,060
Thereafter		224	—	224

Total minimum payments	268	$12,171	$(214)	$11,957

Less: amount representing interest	(11)

Present value of minimum lease payments	257
Less: current portion of capital lease obligations	(217)

Capital lease obligations, non-current	$40

Operating lease payments in the table above include approximately $3.3 million, net of sublease income receivable under existing subleases, for operating lease commitments for facilities that are included in restructuring charges. See Note 5, Restructuring, for a further discussion.

In conjunction with our agreement with Ness (see Notes 5 and 7), Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.9 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a $0.1 million liability equal to the estimated fair value of the guarantee was recorded at December 31, 2005.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of December 31, 2005.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of December 31, 2005.

NOTE 9—LITIGATION

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 10— EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (“2005 Plan”) was approved at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan (the “1999 Plan”) and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, restricted stock awards, and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 2005 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 1,242,000 shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increases the number of shares available for issuance by 5,500,000 shares of common stock from an aggregate total of approximately 1,242,000 shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 6,742,000 shares available for future grant and issuance under the 2005 Plan. As of December 31, 2005, there were approximately 6,726,000 shares reserved for future issuance and approximately 5,935,000 shares that were outstanding under the 2005 Plan.

2000 Nonstatutory Equity Incentive Plan

In March of 2000 the Board adopted the 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan is not required and has not been obtained by us. The 2000 Plan was in effect as of December 31, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 900,000 shares to 2,400,000 shares and then to 4,400,000 shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock) and consultants who meet certain eligibility requirements.

As of December 31, 2005, there were approximately 1,947,000 shares subject to outstanding stock option grants, approximately 41,000 shares of unvested restricted stock, and approximately 568,000 shares available for future grant and issuance (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

1999 Equity Incentive Plan

The 1999 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. As of September 27, 2005, approximately 1,242,000 available shares under the 1999 Plan were added to the share reserve of the 2005 Plan. No additional stock options will be granted under the 1999 Plan subsequent to September 27, 2005. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to the exercise or settlement are added to the share reserve of the 2005 Plan and become available for issuance under the 2005 Plan.

1999 Non-Employee Directors’ Option Plan

The 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of Common Stock to each new non-employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares on the day after each of our annual meetings of the stockholders. As of December 31, 2005, approximately 1,257,000 shares of common stock have been reserved for issuance and 290,000 outstanding under the director plan. The amount reserved under the 1999 Non-Employee Directors’ Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors. Under the terms of the plan, option prices shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date.

1999 Employee Stock Purchase Plan

The 1999 ESPP was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld, to be used to purchase shares of our Common Stock at 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. There were no purchases of common stock under the ESPP for the three months ended December 31, 2005 and 2004, as the plan is currently suspended. At December 31, 2005, approximately 3,558,000 shares are available for future issuances under this plan.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2005	8,119	8,461	$2.28
Authorized	305	—	—
Options granted	(421)	421	2.64
Restricted stock granted	—	—	—
Options exercised	—	(144)	1.54
Cancellation of unvested restricted stock	4	—	—
Options cancelled	589	(498)	3.51

Balance at December 31, 2005	8,596	8,240	$2.22

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (in thousands, except exercise prices and per share data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2005 of $2.62	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2005 of $2.62
$0.14–0.88	1,184	4.2	$0.65	$2,327	1,133	$0.65	$2,232
0.89–1.00	1,185	7.3	0.99	1,930	925	0.99	1,508
1.01–1.70	1,293	7.9	1.57	1,355	750	1.53	818
1.71–2.17	1,434	7.6	2.01	873	909	1.93	625
2.18–2.93	1,335	8.3	2.59	111	513	2.64	31
2.94–4.17	1,297	7.7	3.89	—	785	3.78	—
4.18–18.00	512	6.9	5.80	—	395	6.08	—

$0.14–18.00	8,240	7.2	$2.22	$6,596	5,410	$2.09	$5,214

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.62 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 5,627,000. As of December 31, 2005, 8,240,000 outstanding options were exercisable, and the weighted average exercise price was $2.22. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $0.2 million and $0.1 million, respectively. The fair value of options vested was $1.4 million and $1.6 million for the three months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, total unrecognized compensation costs related to nonvested stock options was $2.8 million, which is expected to be recognized as expense over a weighted-average period of approximately 16 months.

We had 1.6 million restricted stock awards outstanding as of December 31, 2005, which were excluded from the preceding tables. The total fair value at grant date was $3.3 million. Aggregate intrinsic value of the restricted stock awards at December 31, 2005 was $4.3 million. As of December 31, 2005, 0.1 million shares were vested. The total nonvested restricted stock awards as of December 31, 2005 was 1.6 million shares. During the three months ended December 31, 2005, 0.1 million shares vested related to restricted stock awards. There were no grants of restricted stock awards during the three months ended December 31, 2005. The weighted average fair value at grant date of the outstanding unvested restricted stock awards was $2.05 as of December 31, 2005. As of December 31, 2005, total unrecognized compensation costs related to nonvested restricted stock awards was $1.3 million which is expected to be recognized as expense over a weighted-average period of approximately 15 months.

We settle stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for the three months ended December 31, 2005 and 2004, which was allocated as follows (in thousands):

	Three Months Ended December 31, 2005 (under SFAS 123(R))	Three Months Ended December 31, 2004 (under SFAS 123)
Stock-based compensation expense (benefit):
Cost of revenues	$25	$(11)

Sales and marketing	693	(6)
Research and development	57	(2)
General and administrative	281	(12)

Stock-based compensation expense (benefit) included in operating expense	1,031	(20)

Total stock-based compensation expense (benefit)	$1,056	$(31)

The table below reflects net loss and basic and diluted net loss per share as if the fair value recognition provision of SFAS 123 had been applied for the three months ended December 31, 2004 as follows (in thousands except per-share amounts):

Three Months Ended December 31, 2004
Net loss—as reported (restated)	$(4,192)
Add: Stock-based compensation (benefit) included in reported net loss	(31)
Less: Stock-based compensation expense determined under fair value method	1,299

Net loss—pro forma	$(5,522)

Basic and diluted net loss per share—as reported	$(0.06)

Basic and diluted net loss per share—pro forma	$(0.08)

Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $1.62 and $1.31 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Expected lives in years	3.9	2.4
Risk free interest rates	4.3%	2.9%
Volatility	87%	88%
Dividend yield	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended December 31, 2005 was based on our historical forfeiture experience. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three months ended December 31, 2004, we accounted for forfeitures as they occurred.

For options granted prior to October 1, 2005 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Accuracy of Fair Value Estimates

We use third-party analyses to assist in developing the assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. We are responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options and restricted stock awards. Although the fair value of employee stock options and restricted stock awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 11—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Three Months Ended
	December 31, 2005	December 31, 2004
License revenue
Enterprise solutions	$4,357	$8,199
Marketing solutions	3,519	643
Decision management solutions	1,250	—

Total	$9,126	$8,842

The following table summarizes services revenues consisting of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended
	December 31, 2005	December 31, 2004
Service revenue
Enterprise solutions	$9,823	$10,365
Marketing solutions	3,093	2,470
Decision management solutions	516	—

Total	$13,432	$12,835

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended
	December 31, 2005	December 31, 2004
North America	$12,849	$8,095
Europe	9,709	13,566
Rest of World	—	16

	$22,558	$21,677

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31, 2005	September 30, 2005
North America	$1,479	$1,579
Europe	833	900

	$2,312	$2,479

NOTE 12—SUBSEQUENT EVENTS

Subsequent to December 31, 2005, Steven R. Springsteel accepted an offer extended by the Board of Directors to become the President and Chief Executive Officer of the Company, effective February 1, 2006. The terms of his employment were disclosed in the Current Report on Form 8-K filed on February 1, 2006 and include an annual base salary of approximately $0.5 million, a targeted bonus equal to 80% of prorated base salary and the grant of an option to acquire 1,000,000 shares of our common stock vesting over a four year period. In the event of a change in control, the vesting of the options will accelerate and become fully vested. In the event his employment is terminated without cause, he would be entitled to receive severance payments aggregating $1.0 million.

The former Chief Executive Officer of the Company, Stephen Kelly, will remain as an employee of the Company for a period of 90 days. Following the date of the termination of his employment, the Company will make severance payments equal to $0.4 million and accelerate the vesting of 50% of his unvested option.

On February 1, 2006 the Board of Directors also approved certain bonuses and stock-based compensation grants to other officers and directors including; 1) the grant to Sam Spadafora, the Chairman of the Company of 125,000 shares of restricted stock with the following vesting; 20,000 shares on April 1, 2006, July 1, 2006, October 1, 2006, January 1, 2007, April 1, 2007 and 25,000 shares on October 1, 2007; 2) an option grant to purchase 200,000 shares of the Company’s common stock to George de Urioste, Chief Operating Officer and Chief Financial Officer and a stock option grant of 50,000 shares to James St. Jean, Vice President, Worldwide Engineering , and; 3) a $125,000 bonus payable to George de Urioste, Chief Operating Officer and Chief Financial Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2005 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the SEC on December 9, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through our fiscal year 2005 and appears to have had a favorable impact, specifically in information technology spending. For the three months ended December 31, 2005, total revenues increased 4% from the three months ended December 31, 2004. For the twelve months ended September 30, 2005, total revenues also increased approximately 4% from the twelve months ended September 30, 2004.

Stock-based Compensation Expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to employee stock options (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $1.1 million which consisted of stock-based compensation expense related to employee stock options of $0.4 million and stock-based compensation expense related to restricted stock awards of $.07 million.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividend yields. The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2005 was $1.62 per share using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended December 31, 2005
Expected lives in years	3.9
Risk-free interest rate	4.3%
Volatility	87%
Dividend yield	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions for volatility, expected term and risk-free rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimate of fair values and meet the fair value objectives of SFAS 123( R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Financial Trends

Backlog. An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. As of December 31, 2005, we had approximately $37.2 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

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

Product Development. Chordiant has entered into several product co-development arrangements with its customers. These projects relate to software products that were in various stages of development prior to the consummation of the individual arrangements. Upon the completion of the software, the Company will retain the intellectual property that was developed and intends to sell these products to other customers. License revenue relating to these arrangements will be deferred until the delivery of the final products, provided all other requirements of SOP 97-2 are met. The majority of the expenses associated with these co-development arrangements will be expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. The accounting for these transactions differs from the percentage of completion method, as expenses are recognized in the period incurred and no revenue is recognized until the final product is delivered. As of December 31, 2005, license fees aggregating approximately $4.5 million associated with these arrangements had been deferred.

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 95% and 98% for the three months ended December 31, 2005 and 2004, respectively. The decrease in gross margins is primarily related to the amortization expense associated with the capitalized banking product. We expect license gross margin on current products to range from 93% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold, with certain of the enterprise solution products having higher associated royalties payable to third parties and the marketing solution and decision management products having minimal associated royalties. The banking product that was completed during the year ended September 30, 2005 also has higher royalties than other products. Gross margins on service revenues were 52% and 42% for the three months ended December 31, 2005 and 2004, respectively. The improvement in margin was partially due to a significant change in the mix of third party consulting resources used on projects. During the three months ended December 31, 2004, higher cost consultants, primarily based in Europe, were utilized. For the three months ended December 31, 2005, the use of these resources was minimal and the staffing of projects included more resources from our service provider, Ness. Service gross margins also improved due to higher aggregate post-contract customer support revenues.

Service revenues. Service revenues as a percentage of total revenues were 60% and 59% for the three months ended December 31, 2005 and 2004, respectively. We expect that service revenues will continue to represent over 50% of our total revenues in the foreseeable future.

Revenues from international customers versus North America revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended December 31, 2005 and 2004, international revenues were $9.7 million and $13.6 million, or approximately 43% and 63% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended December 31, 2005 and 2004, North America revenues were $12.8 million and $8.1 million, or approximately 57% and 37% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. We believe North America revenues will continue to represent an increasing portion of our total revenues in future periods.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. For the three months ended December 31, 2005, general and administrative expenses include significant professional service costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. We expect these costs to continue for the year ended September 30, 2006. While these costs are expected to decline as compared to the costs incurred for the year ended September 30, 2005, the level and timing of the decline is uncertain.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, the valuation of goodwill and intangible assets, the valuation of deferred tax assets, restructuring costs, contingencies, vendor specific objective evidence (“VSOE”) of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting judgments and estimates are used in the preparation of our condensed consolidated financial statements:

•	Revenue recognition, including estimating the total estimated time required to complete sales arrangements involving significant implementation or customization essential to the functionality of our products;

•	Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and the assessment of the probability of the outcome of our current litigation;

•	Accounting for income taxes;

•	Valuation of long-lived and intangible assets and goodwill;

•	Stock-based compensation expense;

•	Restructuring costs; and

•	Determining functional currencies for the purposes of consolidating our international operations.

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

We recognize revenue for post-contract customer support ratably over the support period which has historically ranged from one to three years.

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

Allowance for doubtful accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our accounts receivable balance was $19.4 million with an allowance for doubtful accounts of $0.2 million as of December 31, 2005. Our accounts receivable balance was $19.2 million with an allowance for doubtful accounts of $0.2 million as of September 30, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Accounting for income taxes. As part of the process of preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of December 31, 2005, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. Deferred tax assets have been fully reserved for in all periods presented.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. To date, we have not identified any triggering events which would require us to perform this analysis.

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

Stock-based Compensation Expense.

Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimates of fair values and meet the fair value objectives of SFAS 123(R).

Restructuring costs.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and loses are included as part of accumulated other comprehensive income within our balance sheet for all periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Any future translation gains or losses could be significantly higher than those reported in previous periods.

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

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial condition and results of operations but does not believe that the adoption of FIN 47 will have a material impact.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated. This information has been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Three Months Ended December 31,
	2005		2004
			(restated)
Statements of Operations Data:
Revenues:
License	$9,126	40%	$8,842	41%
Service	13,432	60	12,835	59

Total revenues	22,558	100	21,677	100

Cost of revenues:
License	443	2	166	1
Service	6,384	28	7,492	34
Amortization of intangible assets	303	1	131	1

Total cost of revenues	7,130	31	7,789	36

Gross profit	15,428	69	13,888	64

Operating expenses:
Sales and marketing	8,104	36	7,209	33
Research and development	4,514	20	4,863	22
General and administrative	4,704	21	3,900	18
Amortization of intangible assets	—	—	24	—
Restructuring expense	—	—	(123)	(1)
Purchased in-process research and development	—	—	1,940	9

Total operating expenses	17,322	77	17,813	81

Loss from operations	(1,894)	(8)	(3,925)	(17)
Interest income, net	199	1	210	1
Other income (expense), net	118	—	(397)	(2)

Loss before income taxes	(1,577)	(7)	(4,112)	(18)
Provision for income taxes	121	1	80	—

Net loss	$(1,698)	(8)%	$(4,192)	(18)%

Comparison of the Three Months Ended December 31, 2005 and 2004 (Unaudited)

Revenues

License. Total license revenue increased $0.3 million, or 3%, to $9.1 million for the three months ended December 31, 2005 compared to $8.8 million for the three months ended December 31, 2004. License revenues for enterprise solutions decreased $3.8 million, or 47%, to $4.4 million for the three months ended December 31, 2005 compared to $8.2 million for the three months ended December 31, 2004. This decrease was primarily due to two significant non-recurring follow-on license transactions completed during the three months ended December 31, 2004, partially offset by the timing of revenues recognized under the percentage-of-completion method of accounting. The timing and amount of revenue recognized is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. License revenues for marketing solutions increased $2.9 million, or 447%, to $3.5 million for the three months ended December 31, 2005 compared to $0.6 million for the year ended September 30, 2004. This increase was primarily attributable to the number of sales transactions during the three months ended December 31, 2005. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $1.3 million for three months ended December 31, 2005. There were no license revenues for decision management products for the three months ended December 31, 2004 as the KiQ acquisition was not completed until December 21, 2004.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased $0.6 million, or 5%, to $13.4 million for the three months ended December 31, 2005 compared to $12.8 million for the three months ended December 31, 2004. Service revenues associated with enterprise solution products decreased $0.5 million, or 5%, to $9.8 million for the three months ended December 31, 2005 compared to $10.4 million for the three months ended December 31, 2004. This decrease was due the timing of large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues associated with marketing solution products increased $0.6 million, or 25%, to $3.1 million for the three months ended December 31, 2005 compared to $2.5 million for the three months ended December 31, 2004. This increase is primarily due to a large customer implementation that includes significant third party consultant costs being billed to the customer. Service revenues associated with decision management solution products relate to the products acquired in the December 21, 2004 KiQ acquisition and were $0.5 million for the three months ended December 31, 2005.

Cost of revenues

License. Cost of license revenues increased $0.3 million, or 166%, to $0.4 million for the three months ended December 31, 2005 compared to $0.2 million for the three months ended December 31, 2004. These costs resulted in license gross margins of approximately 95% and 98% for the three months ended December 31, 2005 and 2004, respectively. Costs vary depending upon the mix of products sold, however, the $0.2 million increase is primarily due to the amortization expense associated with a capitalized banking product. This product was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million.

Service. Cost of service revenues decreased $1.1 million, or 15%, to $6.4 million for the three months ended December 31, 2005 compared to $7.5 million for the three months ended December 31, 2004. These costs resulted in service gross margins of approximately 52% and 42% for the three months ended December 31, 2005 and 2004, respectively. The improvement in margin was partially due to a significant change in the mix of third party consulting resources used on projects. During the three months ended December 31, 2004 higher cost consultants, primarily based in Europe, were utilized. For the three months ended December 31, 2005 the use of these resources was minimal and the staffing of projects included more resources from our service provider, Ness. Margins also improved due to higher aggregate post-contract customer support revenues.

Stock-based compensation (included in cost of revenues). Stock-based compensation included in cost of revenues resulted in a charge of less than $0.1 million for the three months ended December 31, 2005 as compared to a benefit of less than $0.1 million for the three months ended December 31, 2004. For the three months ended December 31, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.1 million and primarily related to the amortization of the deferred compensation associated with the acquisition of KiQ. Also included in these costs for the three months ended December 31, 2005 were charges associated with the issuance of 450,000 shares of restricted stock to certain officers of the Company and stock-based compensation expense related to stock options accounted for under FAS123 (R). Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Amortization of intangibles (included in cost of revenues). Amortization of intangible assets was $0.3 million for the three months ended December 31, 2005 compared to $0.1 million for the three months ended December 31, 2004. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ of $0.3 million per quarter will be expensed through December 2009. The amortization expense in the three months ended December 31, 2004 primarily related to intangibles associated with the 2002 acquisition of OnDemand. These intangible assets became fully amortized in March 2005.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $0.9 million, or 12%, to $8.1 million for the three months ended December 31, 2005 compared to $7.2 million for the three months ended December 31, 2004. The $0.9 million increase in these expenses was mainly attributable to an increase of $0.7 million in stock-based compensation, an increase of $0.2 million in salaries and other personnel related costs, and an increase of $0.2 million in severance payments. These increases were offset by a reduction of $0.2 million in employment agent and recruiting fees.

Research and development. Research and development expenses decreased $0.3 million, or 7%, to $4.5 million for the three months ended December 31, 2005 compared to $4.9 million for the three months ended December 31, 2004. This $0.3 million decrease was mainly attributable to a $0.6 million decrease in salaries and other personnel related costs associated with lower headcounts in the department. The lower headcounts are primarily due to the July 2005 reduction in workforce. Allocations of facilities, rent and benefit costs to research and development also declined by $0.3 million due to the lower headcounts. Offsetting these decreases was an increase of $0.3 million in research and development consulting expenses related to our outsourcing of technical support and certain sustaining engineering functions. During the quarter ended December 31, 2004, $0.4 million of salaries and fringe benefits were capitalized in connection with the development of a banking product. The development of this product was completed in July 2005 and no costs were capitalized during the three months ended December 31, 2005.

General and administrative. General and administrative expenses increased $0.8 million, or 21%, to $4.7 million for the three months ended December 31, 2005 compared to $3.9 million for the three months ended December 31, 2004. The increase in these expenses was mainly attributable to an increase of $0.4 million in accounting and audit fees, a $0.3 million increase in stock-based compensation and an increase of $0.2 million in salaries and other personnel related expenses, offset by a $0.1 million decrease in executive search and recruiting fees.

Stock-based compensation (included in operating expenses). Stock-based compensation allocated to operating expenses was $1.0 million for the three months ended December 31, 2005 compared to a benefit of less than $0.1 million for the three months ended December 30, 2004. For the three months ended December 31, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.1 million and primarily related to the amortization of the deferred compensation associated with the acquisition of KiQ. Also included in these costs for the three months ended December 31, 2005 were charges associated with the issuance of 450,000 shares of restricted stock to certain officers of the Company and stock-based compensation expense related to stock options accounted for under FAS123 (R). Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended
	December 31, 2005	December 31, 2004
Stock-based compensation expense (benefit):
Cost of revenues	$25	$(11)

Sales and marketing	693	(6)
Research and development	57	(2)
General and administrative	281	(12)

	1,031	(20)

Total stock-based compensation expense (benefit)	$1,056	$(31)

Amortization of intangible (included in operating expenses). There was no amortization of intangible assets included in operating expenses for the three months ended December 31, 2005 compared to less than $0.1 million for the three months ended December 31, 2004. The amortization expense in the three months ended December 31, 2004 is mainly attributable to the intangible associated with the acquisition of Prime Response in March 2001 which was fully amortized as of September 30, 2005.

Purchased in-process research and development. In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. There was no purchased in-process research and development expense for the three months ended December 31, 2005. For the three months ended December 31, 2004, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ.

Restructuring expenses. During the three months ended December 31, 2004, as the earned portions of severed employee retention bonus were paid, adjustments to previously recorded estimates were recorded, resulting in a $0.1 million benefit. There were no restructuring expenses for the three months ended December 31, 2005.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash and cash equivalents offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, was $0.2 million for both the three months ended December 31, 2005 and 2004.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in net income of $0.1 million for the three months ended December 31, 2005 and a net expense of $0.4 million for the same period in the prior year. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provision for income taxes was $0.1 million for both the three months ended December 31, 2005 and 2004. These provisions are attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. Our cash, cash equivalents, restricted cash and long-term restricted cash consist principally of money market accounts and certificates of deposit and totaled $42.3 million and $40.9 million at December 31, 2005 and September 30, 2005, respectively, an increase of $1.4 million.

Operating Activities

Cash provided by operating activities was $1.5 million during the three months ended December 31, 2005, which consisted primarily of our net loss of $1.7 million adjusted for non-cash items (primarily depreciation, amortization, and non-cash stock-based compensation expense) aggregating approximately $1.8 million and the net cash inflow effect from changes in assets and liabilities of approximately $1.4 million. This net cash inflow was primarily caused by an increase in accrued expenses and deferred revenue, offset by additions to prepaid expenses and other assets.

In the same quarter of the prior year, cash used in operating activities was $0.9 million which consisted primarily of our net loss of $4.2 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the acquisition of KiQ, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $2.6 million and the net cash inflow effect from changes in assets and liabilities of approximately $0.7 million. This net cash inflow was caused primarily by the improved collection of accounts receivable during the quarter.

Investing Activities

Cash provided by investing activities during the three months ended December 31, 2005 was $1.4 million, primarily from proceeds from the release of restricted cash of $1.5 million offset by purchases of equipment and software of $0.1 million.

Cash used in investing activities during the three months ended December 31, 2004 was $8.9 million, primarily related to the acquisition of KiQ at December 21, 2004. Cash used in investing activities also includes capitalized product development costs of $0.9 million and purchases of equipment and software of $0.2 million.

Financing Activities

Cash provided by financing activities was $0.5 million and $0.1 million during the three months ended December 31, 2005 and 2004, respectively. This increase was primarily related to proceeds from stock option exercises of $0.5 million.

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to March 25, 2006, was amended in September 2005 and is comprised of a $5.0 million accounts receivable line. As of December 31, 2005, there were no outstanding borrowings on either of these lines of credit.

The terms of the credit agreement with the bank require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a tangible net worth of at least $20.0 million plus 60% of the proceeds of any equity offerings and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. The Company obtained a waiver from Comerica Bank for all past defaults that occurred. As of December 31, 2005, we were in compliance with the respective debt covenants.

Under the terms and conditions of the accounts receivable line, the total amount of credit is $5.0 million. The facility contains a provision for a sub-limit of up to $2.0 million for issuances of standby commercial letters of credit. As of December 31, 2005, we had utilized $1.4 million of the $2.0 million standby commercial letter of credit limit. The facility also contains a provision for a sub-limit of up to $2.0 million for the issuance of foreign exchange forward contracts. As of December 31, 2005, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in September 2005, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 25, 2006. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the accounts receivable line of credit will bear interest at the lending bank’s prime rate plus 0.5%. Advances are available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceed $2.0 million, then subsequent advances cannot exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. Except for the standby commercial letters of credit, as of December 31, 2005, there was no outstanding balance on our accounts receivable line of credit.

Contractual Obligations and Off Balance Sheet Arrangements

We have entered into an agreement with Ness, effective December 15, 2003, wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India Ltd. has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.9 million in guarantee of Ness Technologies India, Ltd.’s financial commitments under the lease. Management believes that the likelihood of the performance of the guarantee being called is remote.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

Future payments due under lease obligations as of December 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal Year Ended September 30:
2006 (remaining nine months)	$171	$2,560	$(214)	$2,346
2007	97	3,308	—	3,308
2008	—	2,985	—	2,985
2009	—	2,034	—	2,034
2010	—	1,060	—	1,060
2011	—	224	—	224

Total minimum payments	$268	$12,171	$(214)	$11,957

Our existing cash and cash equivalents balances may decline during fiscal year 2006. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens further, the decline in cash, cash equivalents and marketable securities balances may be greater than presently anticipated.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no liabilities recorded for these liabilities as of December 31, 2005.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our non-traded, available-for-sale marketable securities.

The following table presents the amounts of marketable securities and restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2005 (in thousands):

	December 31, 2005	Fair Value
Restricted cash in short-term investments	$602	$602
Average interest rates	2.25%

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

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 43% of total revenues for the three months ended December 31, 2005. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At December 31, 2005 approximately $19.7 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 31, 2005 were not effective.

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

Material Weaknesses Reported for the Year ended September 30, 2005

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the SEC on December 9, 2005, the following material weaknesses existed as of September 30, 2005:

•	Stock-based Compensation—The Company did not maintain effective control over its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect.

•	Statement of Cash Flows—The Company did not maintain effective control over the preparation of its Statement of Cash Flows, in particular, with regard to the classification of cash expenditures for certain capitalized costs.

•	Staffing Levels in The Finance Department— The Company did not maintain adequate staffing of the Company’s finance department to the effect that inadequate staffing and supervision led to the untimely identification and resolution of certain accounting matters.

Changes in Internal Control Over Financial Reporting

The Company implemented a new version of its accounting system software with greater password control capability. Other than this change, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our previous filings, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and management and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to stock-based compensation, the statement of cash flows, and staffing of our finance team, on an ongoing basis and will take further action, as appropriate. While none of the material weaknesses has been fully remediated, management believes significant progress has been made to do so.

PART II - OTHER INFORMATION

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

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

We incurred losses of $1.7 million and $4.2 million for the three months ended December 31, 2005 and 2004. As of December 31, 2005, we had an accumulated deficit of $210.6 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which could further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended December 31, 2005, ING accounted for 10% of our total revenues. For the three months ended December 31, 2004, Barclays and Capital One accounted for 26% and 19% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the three months ended December 31, 2005, international revenues were $9.7 million or approximately 43% of our total revenues. For the three months ended December 31, 2004, international revenues were $13.6 million or approximately 63% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with licensing products and servicing customers in foreign markets;

•	Economic downturns and political uncertainty in international economies; and

•	Expectations of European economic growth that is lower than for the US.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income.

Backlog of Business

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

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 43% of our total sales for the three months ended December 31, 2005. Our international sales comprised 63% of our total sales for the three months ended December 31, 2004. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the year ended December 31, 2005, we had a foreign currency translation gain of approximately $0.1 million. We do not engage in any currency hedging activities.

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

In addition, recent consolidation in the software industry may indicate that we will face new competitors in the future. In 2005, Oracle acquired a 43% interest in i-flex solutions, a banking software maker headquartered in Mumbai, India. In September 2005, IBM acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In September 2005, SSA Global Technologies announced that it had signed an agreement to acquire E.piphany, Inc., a maker of customer relationship management software products. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products. While we do not believe that either i-flex or DWL have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may negatively impact our quarterly revenue. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue. If our revenues or operating margins are below the expectations of the investment community, our stock price is likely to decline.

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in September 2005, IBM acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. While we do not believe that DWL has been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL may indicate that IBM will become a competitor of ours in the future.

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

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not successfully implement our plan to improve our internal control over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, in the course of preparing its 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the

Securities and Exchange Commission on December 9, 2005. As a result of this need to restate interim financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed. These material weaknesses have contributed to increased expenses and efforts required for our financial reporting. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 4. Controls and Procedures” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2005.

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with Ness Global Services, Inc., an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of December 31, 2005, we use the services of approximately 99 consultants through Ness. In addition, as a result of the 10% reduction in our workforce that took place in July 2005, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

Our stock price is subject to significant fluctuations, which may adversely affect the value of an investors investment in our common stock.

Since our initial public offering in February 2000, the price of our common stock has fluctuated widely. During the year ended December 31, 2005, the price of our common stock on the NASDAQ National Market ranged from a low of $1.40 to a high of $3.00 per share. We believe that factors such as the risks described herein or other factors could cause the price of our common stock to continue to fluctuate, perhaps substantially. In addition, recently, the stock market in general, and the market for high technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Such fluctuations could adversely affect the market price of our common stock.

We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. During the quarter ending December 31, 2005, we recorded $1.1 million of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which may result in substantial costs and divert management attention and resources.

Beginning in July 2001, Chordiant and certain of our officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, the plaintiffs allege that Chordiant, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933, as amended, based on allegations that Chordiant’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s. In June 2004, Chordiant and almost all of the other issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. If the settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

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

Sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 95% and 97% of our total revenues for the three months ended December 31, 2005 and 2004, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 60% and 59% of our total revenues for the three months ended December 31, 2005 and 2004, respectively. Gross margin on service revenues was 52% and 42% for the three months ended December 31, 2005 and 2004, respectively. License revenues comprised 40% and 41% of our total revenues for the three months ended December 31, 2005 and 2004, respectively. Gross margins on license revenues were 95% and 98% for the three months ended December 31, 2005 and 2004, respectively.

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

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Growth through mergers and acquisitions has several identifiable risks, including difficulties associated with successfully integrating distinct businesses into new organizations, the substantial management time devoted to integrating personnel, technology and entire companies, the possibility that we might not be successful in retaining the employees, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology, merged/acquired companies or content into our products (such as unanticipated expenses). Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

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

The application of percentage of completion and completed contract accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

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

We have also entered into co-development projects with our customers to jointly develop new vertical applications, often over the course of a year or longer. In such cases we may only be able to recognize revenue upon delivery of the new application. The accounting treatment for these co-development projects could result in delays in the recognition of revenue. The failure to successfully complete these projects to the satisfaction of the customer could have a material adverse effect on our business, operating results and financial condition.

We may be subject to an investigation by the SEC or litigation by private parties in connection with the restatement of our interim financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, and June 30, 2005.

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which were reported in our 2004 Transition Report on Form 10-K/T filed with the SEC on March 29, 2005. Additionally, in the course of preparing our 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on December 9, 2005. Section 408 of the Sarbanes-Oxley Act of 2002 (SOX) requires that the SEC review a public company’s filings no less frequently than once every 3 years. We have been notified that the SEC’s staff in the Division of Corporation Finance in Washington D.C. is reviewing the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The SEC may choose to comment on the annual report, it may begin an investigation or we may be subject to private litigation, which could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or civil litigation, we could be required to pay penalties or damages or have other remedies imposed upon us. In addition, we could become the target of expensive securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position or cash flows.

We may continue to encounter unexpected delays in implementing the requirements relating to internal control over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

In connection with the Company’s compliance with Section 404 under SOX for the fiscal year ended September 30, 2005, we identified certain material weaknesses. In future periods we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements, therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

Item 6. Exhibits

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
George de Urioste Chief Operating Officer and Chief Financial Officer

Dated: February 9, 2006

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 8-K dated February 1, 2006 and incorporated herein by reference)

10.1	Amendment dated August 29, 2005 to Offer Letter dated April 24, 1998 between Chordiant and Samuel Spadafora.*

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Compensation agreement