Form 10-Q
period 2006-03-31
CHORDIANT SOFTWARE INC
filed 2006-05-04
CIK 1042134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, there were 79,273,183 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,287	$38,546
Restricted cash	461	1,982
Accounts receivable, net, including $483 and $263 due from related parties at March 31, 2006 and September 30, 2005, respectively	16,464	18,979
Prepaid expenses and other current assets	4,788	4,345

Total current assets	65,000	63,852
Restricted cash	394	365
Property and equipment, net	2,446	2,479
Goodwill	31,907	31,907
Intangible assets, net	4,542	5,148
Other assets	3,039	3,499

Total assets	$107,328	$107,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,567	$4,554
Accrued expenses	10,765	8,902
Deferred revenue, including related party balances of $1,151 and $370 at March 31, 2006 and September 30, 2005, respectively	22,743	26,050
Current portion of capital lease obligations	204	213

Total current liabilities	38,279	39,719
Deferred revenue—long-term	2,985	147
Restructuring costs, net of current portion	1,428	1,731
Other long term liabilities	121	96

Total liabilities	42,813	41,693

Commitments and contingencies (Notes 5, 7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at March 31, 2006 and September 30, 2005	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 79,043 and 78,488 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	79	78
Additional paid-in capital and deferred compensation	274,754	271,884
Accumulated deficit	(212,735)	(208,889)
Accumulated other comprehensive income	2,417	2,484

Total stockholders’ equity	64,515	65,557

Total liabilities and stockholders’ equity	$107,328	$107,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues:
License, including related party items aggregating $0 for the three months ended March 31, 2006 and 2005, and $0 and $5,307 for the six months ended March 31, 2006 and 2005, respectively.	$13,206	$6,959	$22,332	$15,801
Service, including related party items aggregating $471 and $484 for the three months ended March 31, 2006 and 2005, respectively, and $1,066 and $1,331 for the six months ended March 31, 2006 and 2005, respectively.	13,067	12,212	26,499	25,047

Total revenues	26,273	19,171	48,831	40,848
Cost of revenues:
License	518	198	961	364
Service	7,864	7,601	14,248	15,093
Amortization of intangible assets	303	331	606	462

Total cost of revenues	8,685	8,130	15,815	15,919

Gross profit	17,588	11,041	33,016	24,929

Operating expenses:
Sales and marketing	8,732	7,155	16,836	14,364
Research and development	5,859	5,286	10,373	10,149
General and administrative	5,225	5,184	9,929	9,084
Amortization of intangible assets	—	93	—	117
Purchased in-process research and development	—	—	—	1,940
Restructuring expense (reversal)	—	26	—	(97)

Total operating expenses	19,816	17,744	37,138	35,557

Loss from operations	(2,228)	(6,703)	(4,122)	(10,628)
Interest income, net	281	182	480	392
Other income (expense), net	(31)	166	87	(231)

Net loss before income taxes	(1,978)	(6,355)	(3,555)	(10,467)
Provision for income taxes	170	75	291	155

Net loss	$(2,148)	$(6,430)	$(3,846)	$(10,622)

Other comprehensive income:
Foreign currency translation gain (loss)	226	(564)	(67)	74

Comprehensive loss	$(1,922)	$(6,994)	$(3,913)	$(10,548)

Net loss per share— basic and diluted	$(0.03)	$(0.09)	$(0.05)	$(0.14)

Weighted average shares used in computing basic and diluted loss per share	77,228	74,745	77,026	73,464

See Notes 2 and 10 to the condensed consolidated financial statements. Net loss for the three and six months ended March 31, 2006 included stock-based compensation expense under SFAS 123(R) of $1.1 million and $2.2 million, which consisted of stock-based compensation expense of $0.5 million and $0.9 million related to employee stock options and $0.6 million and $1.3 million related to restricted stock awards, respectively. Net loss for both the three and six months ended March 31, 2005 included a stock-based compensation expense related to variable stock options and restricted stock awards of $1.0 million. There was no stock-based compensation expense related to fixed employee stock options or employee stock purchases related to the Employee Stock Purchase Plan under SFAS 123 included in the net loss for the three and six months ended March 31, 2005, because the company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense (restated) as previously disclosed in the notes to the condensed consolidated financial statements for the three and six months ended March 31, 2005 was $6.5 million or $0.09 per share and $12.0 million or $0.16 per share, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2006	2005
		(restated)
Cash flows from operating activities:
Net loss	$(3,846)	$(10,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	569	737
Purchased in-process research and development	—	1,940
Amortization of intangibles and capitalized software	1,055	579
Non-cash stock-based compensation expense	2,156	958
Provision (credit) for doubtful accounts	79	(13)
Warrants issued to customers	—	(52)
Other non-cash charges	—	128
Changes in assets and liabilities:
Accounts receivable	2,395	4,925
Prepaid expenses and other current assets	(714)	(469)
Other assets	11	133
Accounts payable	29	(3,736)
Accrued expenses	1,700	(525)
Deferred revenue	(367)	(3,327)

Net cash provided by (used in) operating activities	3,067	(9,344)

Cash flows from investing activities:
Property and equipment purchases	(544)	(340)
Capitalized product development costs	—	(1,570)
Cash used for acquisitions, net	—	(9,817)
Proceeds from release of (increase in) restricted cash	1,483	(5)

Net cash provided by (used for) investing activities	939	(11,732)

Cash flows from financing activities:
Proceeds from exercise of stock options	982	168
Payment on capital leases	(104)	(100)

Net cash provided by financing activities	878	68

Effect of exchange rate changes	(143)	585

Net increase (decrease) in cash and cash equivalents	4,741	(20,423)
Cash and cash equivalents at beginning of period	38,546	55,748

Cash and cash equivalents at end of period	$43,287	$35,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. (“the Company”, or “we”) is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in retail, financial services, communications and other consumer direct industries.

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

Restatement of prior year quarterly results of operations and cash flows

The financial information as of, and for the three and six months ended March 31, 2005 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005. The restatement is further discussed in Note 19 of the consolidated financial statements in our 2005 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period’s presentation.

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

For product contracts that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2.

For product contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using either the percentage-of- completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

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

The completed contract method is applied when we are unable to determine reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

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

Revenue from subscription or term license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products or maintenance, is recognized upon delivery of the software if the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

Revenues generated from fees charged to customers for providing transaction processing are recognized as revenue in the same period as the related transactions occur.

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

Restricted cash

At March 31, 2006 and September 30, 2005, interest bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain lease obligations and post-contract customer support obligations. During the quarter ended December 31, 2005, $1.5 million of restricted cash that served as a security deposit on a post-contract customer support transaction was released as the underlying contract requirement expired.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The condensed consolidated financial statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, when the exercise price of the Company’s fixed stock options granted to employees and directors was equal to the fair market value of the underlying stock at the date of grant, no stock-based compensation was required to be recognized under APB 25.

Stock-based compensation expense recognized during the period under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended March 31, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of expense attribution from the vested graded to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the vested graded method of expense attribution while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the second quarter and first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 10.

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

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2006 was $1.1 million and $2.2 million, respectively.

The effect of the adoption of FAS 123(R) on October 1, 2005, resulted in an increase of $0.4 million and $0.7 million in the loss from operations, loss before income taxes and net loss for the three and six months ended March 31, 2006, respectively, compared to the continued application of APB 25 as used in the comparable prior year period. Basic and diluted net loss per share would have been $0.02 and $0.04 for the three and six months ended March 31, 2006 if we continued to use APB 25 as in the comparable year period, compared to our reported basic and net loss per share of $0.03 and $0.05 for the three and six months ended March 31, 2006, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of our net deferred tax assets and our operating loss carryforwards. In addition, the adoption of FAS 123(R) did not affect our cash flow from operations or cash flow from financing activities. No stock-based compensation expense has been capitalized as part of the cost of an asset as of March 31, 2006.

Under APB 25, for both the three months and six months ended March 31, 2005, an expense of $1.0 million was recorded as stock-based compensation expense in the condensed consolidated statement of operations related to variable options and restricted stock awards. Previously, the compensation expense under APB 25 on variable options was re-measured at the end of each operating period until the options were exercised, forfeited or expired. Under SFAS 123(R), these options are now expensed based on the fair value approach for unvested shares as of September 30, 2005. The restricted stock awards continue to be expensed under FAS 123(R) using a vested graded expense attribution consistent with the prior period.

There was no stock-based compensation expense related to the ESPP recognized during the three and six months ended March 31, 2006 and 2005. See Note 10 for additional information.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. To date, we have invested excess funds in money market accounts. We have cash and cash equivalents with various high quality institutions domestically and internationally.

Our accounts receivable are derived from sales to customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts when deemed necessary. To date, bad debts have not been material and have been within management expectations.

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Citicorp	20%	*	11%	*
Capital One	17%	32%	11%	25%
ING Canada, Inc.	11%	*	11%	*
Time Warner	*	11%	*	*
Barclays	*	*	*	14%

*	Represents less than 10% of total revenues.

At March 31, 2006, Citicorp and Capital One accounted for 29% and 10%, respectively, of our accounts receivable. At September 30, 2005, Capital One, Wachovia and HSBC accounted for 18%, 17% and 10% of our accounts receivable, respectively.

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new products is generally short and software development costs qualifying for capitalization are normally insignificant. During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and are characterized as Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is estimated to be 36 months. For the three and six months ended March 31, 2006, amortization expense related to this product was $0.2 million and $0.4 million, respectively, and is included in the cost of revenues for licenses.

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

Under U.S. tax rules, Section 382 of the Internal Revenue Code (IRC), as amended, certain limitations are imposed on the use of net operating losses following certain defined changes in ownership. During the three months ended March 31, 2006 the Company performed an analysis of it’s historical ownership changes and concluded that four such changes have occurred since inception. As a result of the IRC Section 382 study, approximately $2.1 million of the $153.6 million of net operating loss carryforwards at September 30, 2005 will expire unutilized.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income, if any.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
		(restated)		(restated)
Net loss available to common stockholders	$(2,148)	$(6,430)	$(3,846)	$(10,622)

Weighted average common stock outstanding	78,767	77,004	78,565	75,014
Common stock subject to repurchase	(1,539)	(2,259)	(1,539)	(1,550)

Denominator for basic and diluted calculation	77,228	74,745	77,026	73,464

Net loss per share – basic and diluted	$(0.03)	$(0.09)	$(0.05)	$(0.14)

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	March 31, 2006	March 31, 2005
Warrants outstanding	1,662	1,662
Employee stock options	10,263	9,688
Restricted stock	1,539	2,096

	13,464	13,446

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is has evaluated the effect that the adoption of FIN 47 and it did not have a material impact on the financial statements.

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

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2006	September 30, 2005
Accounts receivable, net:
Accounts receivable	$16,757	$19,193
Less: allowance for doubtful accounts	(293)	(214)

	$16,464	$18,979

Intangible assets

The components of intangible assets are as follows (in thousands):

	March 31, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(3,524)	$3,380	$6,904	$(3,075)	$3,829
Customer list and trade names	2,732	(1,570)	1,162	2,732	(1,413)	1,319

	$9,636	$(5,094)	$4,542	$9,636	$(4,488)	$5,148

All of our acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows: Developed technologies—one and one half to five years; Customer lists and tradenames—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, and, $0.6 million for the six months ended March 31, 2006 and 2005. We expect amortization expense on acquired intangible assets to be $0.6 million for the remainder of fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	September 30, 2005
Accrued expenses:
Accrued payroll and related expenses	$4,997	$4,094
Accrued restructuring expenses, current portion (Note 5)	943	1,235
Accrued third party consulting fees	1,693	521
Other accrued liabilities	3,132	3,052

	$10,765	$8,902

NOTE 4—ACQUISITIONS

The operating results of KiQ Limited (“KiQ”) have been included in the condensed consolidated financial statements since the acquisition date of December 21, 2004. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the six months ended March 31, 2005 as if the acquisition of KiQ had occurred on October 1, 2004, after giving effect to purchase accounting adjustments. The purchased in-process research and development expense of $1.9 million has not been included in the pro forma results of operations for the six months ended March 31, 2005 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

Six Months Ended March 31, 2005
(restated)
Pro forma adjusted total revenue	$41,742
Pro forma adjusted net loss	$(9,871)
Pro forma adjusted net loss per share—basic and diluted	$(0.13)
Pro forma weighted average shares—basic and diluted	74,681

NOTE 5—RESTRUCTURING

Restructuring Costs

Through September 30, 2005, the Company had approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. We accounted for each of these costs in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”

Retroactive application of SFAS 146 to periods prior to January 1, 2003 was prohibited and, accordingly, the accrual relating to facilities continues to be accounted for in accordance with the preexisting guidance. The accrual for facilities does not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

For each of the periods presented herein, restructuring charges consist solely of:

•	Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

•	Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned space under lease, net of estimated sublease income and planned company occupancy.

As of March 31, 2006, the total restructuring accrual of $2.4 million consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and termination	$30	$—	$30
Excess facilities	913	1,428	2,341

Total	$943	$1,428	$2,371

The Company expects the remaining severance and termination benefit accrual will be substantially paid by June 30, 2006.

Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York City. The amount of the note payable is $0.2 million and it is payable through quarterly installments through June 2011. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Payments
2006 (remaining six months)	$621
2007	466
2008	351
2009	357
2010	364
2011	182

Total minimum facility payments	$2,341

Fiscal year 2005 Restructuring

In May 2005, the Company announced that it had appointed a task force to improve profitability and control expenses (the “Profitability Task Force”). The goal of the Profitability Task Force is to create better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well as the organization model to flatten management levels, to review the Company’s product lines, and to enhance the Company’s business model for profitability and operating leverage. As a result of the work of the Profitability Task Force, management undertook an approximate 10% reduction in the Company’s workforce, and in July 2005 affected employees were notified. In connection with this action, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Benefits
Reserve balance at September 30, 2005	$469
Non-cash	(1)
Cash paid	(438)

Reserve balance at March 31, 2006	$30

Prior to Fiscal Year 2005 Restructurings

During fiscal year 2003, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction, and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted and will continue to result in a more responsive management structure. As part of these restructuring programs, we recorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million for year ended December 31, 2003. In addition to these costs, we accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the year ended December 31, 2003, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

The following table summarizes the activity related to the restructuring for the three months ended March 31, 2006 (in thousands):

Facilities
Reserve balance at September 30, 2005	$2,497
Cash paid	(156)

Reserve balance at March 31, 2006	$2,341

Ness Technologies

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement has an initial term of three years and may be extended for additional one year terms at our discretion. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. We have also guaranteed certain equipment lease obligations of Ness (See Notes 7 and 8). The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. At March 31, 2006, the estimated termination fee would be $0.7 million if exercised. The maximum termination fee was initially equal to three months of certain fees, declining to zero after 30 months. On June 16, 2004, the Company expanded its agreement with Ness whereby Ness consultants are providing staffing for certain consulting projects. This amended agreement is cancelable at the Company’s option, subject to the payment of a cancellation fee of approximately $0.1 million. On March 15, 2005, and January 30, 2006, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company. Remaining minimum purchase commitments under these agreement were approximately $0.3 million at March 31, 2006.

NOTE 6—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation. Samuel T. Spadafora, one of our directors and executive officers, is also a director of Infogain. Pursuant to the service provider agreement, revenue from Infogain was $0.1 million for three months and six months ended March 31, 2006. Accounts receivable as of March 31, 2006 and September 30, 2005 were less than $0.1 million. Payments to Infogain Corporation for the six months ended March 31, 2006 were $0.1 million, and the corresponding accounts payable at March 31, 2006 were $0.1 million.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was $0.1 million for the three and six months ended March 31, 2006. Revenue from Covad was approximately $0.1 million and $0.6 million for three and six months ended March 31, 2005. Accounts receivable as of March 31, 2006 and September 30, 2005 were approximately $0.3 million and zero, respectively.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $0.4 million and $6.0 million for the three and six months ended March 31, 2005. Accounts receivable as of March 31, 2005 were approximately $0.2 million. In July 2005, Mr. Weymouth terminated his relationship with Barclay’s Group and became an associate with Deloitte & Touche LLP, a provider of tax services to the Company during 2005.

NOTE 7—BORROWINGS

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to March 7, 2008, was amended in March 2006 and is comprised of a $5.0 million credit line. The terms of the line of credit require us to (i) maintain our principal bank accounts with Comerica Bank, (ii) maintain a minimum quick ratio of 2.00 to 1.00, (iii) maintain a liquidity ratio of at least 1.00 to 1.00, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of March 31, 2006, the Company was in compliance with the respective debt covenants.

The line of credit contains a provision for issuances of standby commercial letters of credit. As of March 31, 2006, we had utilized $1.4 million of the line of credit for standby commercial letters of credit limit of which $0.9 million serves as collateral for computer equipment leases for our outsourcing partner in India (see Notes 5 and 8). The line of credit also contains a provision for a sub-limit of up to $3.0 million for issuance of foreign exchange forward contracts. As of March 31, 2006, we did not have any outstanding foreign exchange forward contracts.

Borrowings under the line of credit bear interest at the lending bank’s prime rate. As of March 31, 2006, there were no outstanding borrowings under the line of credit.

NOTE 8—COMMITMENTS AND CONTINGENCIES

We lease our facilities and some equipment under non-cancelable operating leases that expire on various dates through 2011. Rent expense is recognized on a straight line basis over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of March 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2006 (remaining six months)	$114	$1,679	$(122)	$1,557
2007	97	3,202	—	3,202
2008	—	2,771	—	2,771
2009	—	1,980	—	1,980
2010	—	1,061	—	1,061
Thereafter	—	222	—	222

Total minimum payments	$211	$10,915	$(122)	$10,793

Less: amount representing interest	(7)

Present value of minimum lease payments	204
Less: current portion of capital lease obligations	(204)

Capital lease obligations, non-current	$—

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

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a $0.1 million liability equal to the estimated fair value of the guarantee was included in accrued expenses at March 31, 2006.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of March 31, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of March 31, 2006.

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. A decision is expected this summer 2006. If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 10—EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (“2005 Plan”) was approved at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan (the “1999 Plan”) and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, restricted stock awards, and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and that no portion may be exercised beyond ten years from that date. Under the 2005 Plan, stock options generally vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 1,242,000 shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increases the number of shares available for issuance by 5,500,000 shares of common stock from an aggregate total of approximately 1,242,000 shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 6,742,000 shares available for future grant and issuance under the 2005 Plan. As of March 31, 2006, there were approximately 4.6 million shares reserved for future issuance and approximately 7.7 million shares that were outstanding under the 2005 Plan.

2000 Nonstatutory Equity Incentive Plan

In March of 2000 the Board adopted the 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan is not required and has not been obtained by us. The 2000 Plan was in effect as of March 31, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 900,000 shares to 2,400,000 shares and then to 4,400,000 shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock) and consultants who meet certain eligibility requirements.

As of March 31, 2006, there were approximately 2.1 million shares subject to outstanding stock option grants, approximately 26,500 shares of unvested restricted stock, and approximately 0.2 million shares available for future grant and issuance (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

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

1999 Non-Employee Directors’ Option Plan

The 1999 Non-Employee Director Stock Option Plan was adopted by the Board of Directors and became effective on the date of the initial public offering. The Non-Employee Director Stock Option Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of Common Stock to each new non-employee director who becomes a director after the date of our initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares on the day after each of our annual meetings of the stockholders. As of March 31, 2006, approximately 1.2 million shares of common stock have been reserved for issuance and 0.3 million are outstanding under the director plan. The amount reserved under the 1999 Non-Employee Directors’ Stock Option Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors. Under the terms of the plan, option prices shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date.

1999 Employee Stock Purchase Plan

The 1999 ESPP was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees can have up to 15% of their earnings withheld to be used to purchase shares of our Common Stock at 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. There were no purchases of common stock under the ESPP for the three and six months ended March 31, 2006 and 2005, as the plan is currently suspended. At March 31, 2006, approximately 3,558,000 shares are available for future issuances under this plan.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2005	8,119	8,461	$2.28
Authorized	304	—	—
Options granted	(3,474)	3,474	3.06
Restricted stock granted	(125)	—	—
Options exercised	—	(449)	1.61
Cancellation of unvested restricted stock	5	—	—
Options cancelled	1,254	(1,223)	3.01

Balance at March 31, 2006	6,083	10,263	$2.48

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (in thousands, except exercise prices and per share data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 03/31/2006 of $3.49	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 03/31/2006 of $3.49
$0.14–0.97	1,460	4.52	$0.72	$4,046	1,425	$0.72	$3,949
1.00–1.64	1,688	7.48	1.28	3,738	1,079	1.20	2,469
1.67–2.60	1,811	7.39	2.04	2,622	1,354	1.95	2,087
2.65–2.99	1,824	8.58	2.86	1,141	556	2.80	381
3.00–3.31	1,666	9.54	3.15	568	153	3.13	55
3.34–6.42	1,694	8.21	4.21	50	873	4.51	3
6.45–18.00	120	5.12	7.74	—	120	7.74	—

$0.14–18.00	10,263	7.66	$2.48	$12,165	5,560	$1.95	$8,944

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.49 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was approximately 4,586,000. As of March 31, 2006, approximately 10,263,000 outstanding options were exercisable, and the weighted average exercise price was $2.48. The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was $0.5 million and $0.7 million, respectively, and $0.1 million and less than $0.1 million for the three and six months ended March 31, 2005, respectively. The fair value of options vested was $0.6 million and $2.0 million for the three and six months ended March 31, 2006, respectively, and $0.6 million and $2.2 million for the three and six months ended March 31, 2005, respectively. As of March 31, 2006, total unrecognized compensation costs related to nonvested stock options was $3.2 million, which is expected to be recognized as expense over a weighted-average period of approximately 17 months.

We had 1.5 million restricted stock awards outstanding as of March 31, 2006, which were excluded from the preceding tables. The total fair value at grant date was $3.3 million. Aggregate intrinsic value of the restricted stock awards at March 31, 2006 was $5.4 million. The total non-vested restricted stock awards as of March 31, 2006 was 1.5 million shares. During the three months ended March 31, 2006, approximately 0.2 million shares vested related to restricted stock awards. There were 125,000 shares of restricted stock awarded during the three months and six months ended March 31, 2006. The weighted average fair value at grant date of the outstanding unvested restricted stock awards was $2.15 as of March 31, 2006. As of March 31, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $0.8 million which is expected to be recognized as expense over a weighted-average period of approximately 12 months.

We settle stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for the three and six months ended March 31, 2006 and 2005, which was allocated as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006 (under SFAS 123(R))	2005 (under SFAS 123 / APB 25)	2006 (under SFAS 123(R))	2005 (under SFAS 123 / APB 25)
Stock-based compensation expense:
Cost of revenues - service	$56	$253	$81	$242
Sales and marketing	593	277	1,286	272
Research and development	67	305	124	302
General and administrative	383	154	665	142

Total stock-based compensation expense	$1,099	$989	$2,156	$958

The table below reflects net loss and basic and diluted net loss per share as if the fair value recognition provision of SFAS 123 had been applied for the three and six months ended March 31, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss—as reported (restated)	$(6,430)	$(10,622)
Add: Stock-based compensation included in reported net loss	989	958
Less: Stock-based compensation expense determined under fair value method	(1,022)	(2,320)

Net loss—pro forma	$(6,463)	$(11,984)

Basic and diluted net loss per share—as reported	$(0.09)	$(0.14)

Basic and diluted net loss per share—pro forma	$(0.09)	$(0.16)

Weighted average shares	74,745	73,464

Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $2.05 and $1.30 per share, respectively, and for the six months ended March 31, 2006 was $2.01 and $1.31, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Expected lives in years	3.9	3.0	3.9	2.5
Risk free interest rates	4.8%	3.3%	4.8%	3.0%
Volatility	89%	80%	89%	88%
Dividend yield	0%	0%	0%	0%

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

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and six months ended March 31, 2006 was based on our historical forfeiture experience. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three and six months ended March 31, 2005, we accounted for forfeitures as they occurred. For options granted prior to October 1, 2005 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

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

The following table summarizes license revenues by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
License revenue:
Enterprise solutions	$12,007	$6,148	$16,364	$14,347
Marketing solutions	1,021	587	4,540	1,230
Decision management solutions	178	224	1,428	224

	$13,206	$6,959	$22,332	$15,801

The following table summarizes services revenues consisting of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service revenue:
Enterprise solutions	$8,575	$9,445	$18,398	$19,810
Marketing solutions	3,322	2,573	6,415	5,043
Decision management solutions	1,170	194	1,686	194

	$13,067	$12,212	$26,499	$25,047

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
North America	$19,256	$10,932	$32,104	$19,063
Europe	7,017	8,239	16,727	21,785

	$26,273	$19,171	$48,831	$40,848

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	March 31, 2006	September 30, 2005
North America	$1,640	$1,579
Europe	806	900

	$2,446	$2,479

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through our fiscal year 2005 and appears to have had a favorable impact, specifically in information technology spending. For the three months and six ended March 31, 2006, total revenues increased 37% and 20%, respectively, from the three and six months ended March 31, 2005. For the twelve months ended September 30, 2005, total revenues also increased approximately 4% from the twelve months ended September 30, 2004.

Stock-based Compensation Expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to employee stock options (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.1 million which consisted of stock-based compensation expense related to employee stock options of $0.5 million and stock-based compensation expense related to restricted stock awards of $0.6 million. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended March 31, 2006 was $2.2 million which consisted of stock-based compensation expense related to employee stock options of $0.9 million and stock-based compensation expense related to restricted stock awards of $1.3 million.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rates and expected dividend yields. The weighted-average estimated value of employee stock options granted during the three and six months ended March 31, 2006 was $2.05 and $2.01 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Expected lives in years	3.9	3.0	3.9	2.5
Risk free interest rates	4.8%	3.3%	4.8%	3.0%
Volatility	89%	80%	89%	88%
Dividend yield	0%	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions for volatility, expected term and risk-free rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimate of fair values and meet the fair value objectives of SFAS 123( R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for three and six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Financial Trends

Backlog. An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. As of March 31, 2006, we had approximately $34.6 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

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

Product Development. Chordiant has entered into several product co-development arrangements with its customers. These projects relate to software products that were in various stages of development prior to the consummation of the individual arrangements. Upon the completion of the software, the Company intends to license these products to other customers. License revenue relating to these arrangements will be deferred until the delivery of the final products, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. The accounting for these transactions differs from the percentage of completion method, as expenses are recognized in the period incurred and no revenue is recognized until the final product is delivered. As of March 31, 2006, license fees aggregating approximately $7.3 million associated with these arrangements had been deferred. We expect that research and development costs will increase as the number of co-development projects increase.

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 96% and 97% for the three months ended March 31, 2006 and 2005, respectively, and 96% and 98% for the six months ended March 31, 2006 and 2005, respectively. The decrease in gross margins is primarily related to the amortization expense associated with capitalized software development costs pertaining to a banking product. We expect license gross margin on current products to range from 94% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold, with certain of the enterprise solution products having higher associated royalties payable to third parties and the marketing solution and decision management products having minimal associated royalties. The banking product that was completed during the year ended September 30, 2005 also has higher royalties than other products.

Gross margins on service revenues were 40% and 38% for the three months ended March 31, 2006 and 2005, respectively, and 46% and 40% for the six months ended March 31, 2006 and 2005, respectively. During the six months ended March 31, 2005, higher cost consultants, primarily based in Europe, were utilized for service delivery projects. For the three and six months ended March 31, 2006, the use of these resources were reduced and the staffing of projects included more resources from our service provider, Ness. Service gross margins also improved due to higher aggregate post-contract customer support revenues. We expect that gross margins on service revenues may decline in the near term as historically billable resources are deployed on non-billable co-development arrangements. Margins are also negatively impacted during, and immediately following, periods in which service department headcounts increase, as resources are not immediately billable.

Service revenues. Service revenues as a percentage of total revenues were 50% and 64% for the three months ended March 31, 2006 and 2005, respectively, and 54% and 61% for the six months ended March 31, 2006 and 2005, respectively. We expect that service revenues will continue to represent approximately 50% of our total revenues in the foreseeable future.

Revenues from international customers versus North America revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended March 31, 2006 and 2005, international revenues were $7.0 million and $8.2 million, or approximately 27% and 43% of our total revenues, respectively. For the six months ended March 31, 2006 and 2005, international revenues were $16.7 million and $21.8 million, or approximately 34% and 53% of our total revenues, respectively We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended March 31, 2006 and 2005, North America revenues were $19.3 million and $10.9 million, or approximately 73% and 57% of our total revenues, respectively. For the six months ended March 31, 2006 and 2005, North America revenues were $32.1 million and $19.1 million, or approximately 66% and 47% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. We believe North America revenues will continue to represent an increasing portion of our total revenues in future year-to-date periods.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. Significant professional services are included in general and administrative costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. For the three and six months ended March 31, 2006, these costs were $0.2 million and $0.5 million, respectively. For the three and six months ended March 31, 2005, these costs were $1.5 million and $2.4 million, respectively. We expect these costs to continue for the year ended September 30, 2006. While these costs are expected to decline as compared to the costs incurred for the year ended September 30, 2005, the level and timing of the decline is uncertain.

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

Revenue from subscription or term license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products or maintenance, is recognized upon delivery of the software if the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the commitment period.

Revenues generated from fees charged to customers for providing transaction processing are recognized as revenue in the same period as the related transactions occur.

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

Allowance for doubtful accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our net accounts receivable balance was $16.5 million with an allowance for doubtful accounts of $0.3 million as of March 31, 2006. Our net accounts receivable balance was $19.0 million with an allowance for doubtful accounts of $0.2 million as of September 30, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of March 31, 2006, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. Deferred tax assets have been fully reserved for in all periods presented.

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

In preparing our condensed consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods.

Prior to June 30, 2005 the settlement of accumulated intercompany loans and advances was not planned or anticipated. Loans and advances made subsequent to this date are anticipated as cash balances may need to be transferred between entities. Exchange gains or losses on these intercompany balances are reflected in the statement of operations.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is has evaluated the effect that the adoption of FIN 47 and it did not have a material impact on the financial statements.

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

	Three Months Ended March 31,				Six Months Ended March 31,
	2006		2005		2006		2005
			(restated)				(restated)
Statements of Operations Data:
Revenues:
License	$13,206	50%	$6,959	36%	$22,332	46%	$15,801	39%
Service	13,067	50	12,212	64	26,499	54	25,047	61

Total revenues	26,273	100	19,171	100	48,831	100	40,848	100

Cost of revenues:
License	518	2	198	1	961	2	364	1
Service	7,864	30	7,601	39	14,248	29	15,093	37
Amortization of intangible assets	303	1	331	2	606	1	462	1

Total cost of revenues	8,685	33	8,130	42	15,815	32	15,919	39

Gross profit	17,588	67	11,041	58	33,016	68	24,929	61

Operating expenses:
Sales and marketing	8,732	33	7,155	37	16,836	35	14,364	35
Research and development	5,859	22	5,286	28	10,373	21	10,149	25
General and administrative	5,225	20	5,184	27	9,929	20	9,084	22
Amortization of intangible assets	—	—	93	1	—	—	117	—
Restructuring expense (benefit)	—	—	26	—	—	—	(97)	—
Purchased in-process research and development	—	—	—	—	—	—	1,940	5

Total operating expenses	19,816	75	17,744	93	37,138	76	35,557	87

Loss from operations	(2,228)	(8)	(6,703)	(35)	(4,122)	(8)	(10,628)	(26)
Interest income, net	281	1	182	1	480	1	392	1
Other income (expense), net	(31)	—	166	1	87	—	(231)	(1)

Loss before income taxes	(1,978)	(7)	(6,355)	(33)	(3,555)	(7)	(10,467)	(26)
Provision for income taxes	170	1	75	—	291	1	155	—

Net loss	$(2,148)	(8)%	$(6,430)	(33)%	$(3,846)	(8)%	$(10,622)	(26)%

Comparison of the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Revenues

License. Total license revenue increased $6.2 million, or 90%, to $13.2 million for the three months ended March 31, 2006 compared to $7.0 million for the three months ended March 31, 2005. This increase was primarily due to a $5.0 million four month term license sold during the three months ended March 31, 2006. This term license was negotiated with the customer as a single, discrete arrangement for purposes of evaluating and testing the software. At the conclusion of the license term, there are currently no assurances that any new agreements will be consummated with this customer. The $5.0 million term license is non-cancelable, non-refundable and provided on an un supported basis (no post-contract customer support); accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements. Implementation services essential to the functionality of certain license agreements influence the timing and amount of revenue recognized in a given period often delaying the complete revenue recognition over several periods. License revenues for enterprise solutions increased $5.9 million, or 95%, to $12.0 million for the three months ended March 31, 2006 compared to $6.1 million for the three months ended March 31, 2005. License revenues for marketing solutions increased $0.4 million, or 74%, to $1.0 million for the three months ended March 31, 2006 compared to $0.6 million for three months ended March 31, 2005. License revenues for decision management solutions were $0.2 million for the three months ended March 31, 2006 and 2005.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased $0.9 million, or 7%, to $13.1 million for the three months ended March 31, 2006 compared to $12.2 million for the three months ended March 31, 2005. This increase is primarily attributed to the completion and delivery of a co-development project within the quarter which allowed the recognition of deferred service revenue that began to accumulate during the three months ended December 31, 2005. Service revenues associated with enterprise solution products decreased $0.9 million, or 9%, to $8.6 million for the three months ended March 31, 2006 compared to $9.5 million for the three months ended March 31, 2005. Service revenues associated with marketing solution products increased $0.7 million, or 29%, to $3.3 million for the three months ended March 31, 2006 compared to $2.6 million for the three months ended March 31, 2005. Service revenues associated with decision management solution products increased $1.0 million, or 503%, to $1.2 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005.

Cost of revenues

License. Cost of license revenues increased $0.3 million, or 162%, to $0.5 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. These costs resulted in license gross margins of approximately 96% and 97% for the three months ended March 31, 2006 and 2005, respectively. Costs vary depending upon the mix of products sold; however, the $0.3 million increase is primarily due to the amortization expense associated with capitalized software development costs pertaining to a banking product. This product was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million. Amortization of these costs is expected through 2008.

Service. Cost of service revenues increased $0.3 million, or 3%, to $7.9 million for the three months ended March 31, 2006 compared to $7.6 million for the three months ended March 31, 2005. These costs resulted in service gross margins of 40% and 38% for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, service margins increased 2% compared to the three months ended March 31, 2005.

Amortization of intangible assets (included in cost of revenues). Amortization of intangible assets was $0.3 million for the three months ended March 31, 2006 and 2005. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ of $0.3 million per quarter will be expensed through December 2009. The amortization expense in the three months ended March 31, 2005 primarily related to intangibles associated with the 2002 acquisition of OnDemand. These intangible assets became fully amortized in March 2005.

Operating expenses

Sales and marketing. Sales and marketing expenses increased $1.6 million, or 22%, to $8.7 million for the three months ended March 31, 2006 compared to $7.2 million for the three months ended March 31, 2005. The $1.6 million increase in these expenses was mainly attributable to increases of $0.3 million in stock-based compensation, $0.5 million in salaries and other personnel related costs, $0.4 million for the annual sales meeting, marketing, activities and $0.2 million in severance payments.

Research and development. Research and development expenses increased $0.6 million, or 11%, to $5.9 million for the three months ended March 31, 2006 compared to $5.3 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, $0.4 million of salaries and fringe benefits were capitalized in connection with the development of a banking product. Therefore, adding back the capitalized costs results in an increase in research development costs of $0.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase of $0.2 million is mainly attributed to an increase in consultant costs offset by a reduction in personnel costs. The development of the banking product was completed in July 2005 and no costs were capitalized during the three months ended March 31, 2006.

General and administrative. General and administrative expenses were $5.2 million for the three months ended March 31, 2006 and 2005. The expenses for the three months ended March 31, 2006 included $0.6 million in severance expenses for two executive officers of the company and $0.3 million of expense associated with the buyout of a building lease, offset by a $1.0 million decrease for SOX and other financial consultants.

Stock-based compensation (included in individual operating expense and cost of revenue categories). Stock-based compensation allocated to operating expenses was $1.0 million for the three months ended March 31, 2006 as compared to $0.7 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.1 million and primarily related to $0.5 million associated with employee stock options and $0.6 million associated with restricted stock awards. Also included in these costs for the three months ended March 31, 2006 were charges associated with stock-based compensation expense related to stock options accounted for under FAS123 (R).

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock-based compensation expense:
Cost of revenues - service	$56	$253

Sales and marketing	593	277
Research and development	67	305
General and administrative	383	154

	1,043	736

Total stock-based compensation expense	$1,099	$989

Amortization of intangible assets (included in operating expenses). There was no amortization of intangible assets included in operating expenses for the three months ended March 31, 2006 compared to less than $0.1 million for the three months ended March 31, 2005. The amortization expense in the three months ended March 31, 2005 is mainly attributable to the intangible associated with the acquisition of Prime Response in March 2001 which was fully amortized as of September 30, 2005.

Restructuring expenses. During the three months ended March 31, 2005, as the earned portions of severed employee retention bonuses were paid, adjustments to previously recorded estimates were recorded, resulting in less than a $0.1 million expense. There were no restructuring expenses for the three months ended March 31, 2006.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash and cash equivalents offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, was $0.3 million for the three months ended March 31, 2006 and $0.2 million for the three months ended March 31, 2005.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net expense of less than $0.1 million for the three months ended March 31, 2006 and a net income of $0.2 million for the same period in the prior year. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provision for income taxes was $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries and certain state taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Comparison of the Six Months Ended March 31, 2006 and 2005 (Unaudited)

Revenues

License. Total license revenue increased $6.5 million, or 41%, to $22.3 million for the six months ended March 31, 2006 compared to $15.8 million for the six months ended March 31, 2005. This increase was primarily due to a $5.0 million four month term license sold during the six months ended March 31, 2006. This term license was negotiated with the customer as a single, discrete arrangement for purposes of evaluating and testing the software. At the conclusion of the license term, there are currently no assurances that any new agreements will be consummated with this customer. The $5.0 million term license is non-cancelable, non-refundable and provided on an un supported basis (no post-contract customer support); accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements. Implementation services essential to the functionality of certain license agreements influence the timing and amount of revenue recognized in a given period often delaying the complete revenue recognition over several periods. License revenues for enterprise solutions increased $2.0 million, or 14%, to $16.4 million for the six months ended March 31, 2006 compared to $14.3 million for the six months ended March 31, 2005. License revenues for marketing solutions increased $3.3 million, or 269%, to $4.5 million for the six months ended March 31, 2006 compared to $1.2 million for the six months ended March 31, 2005. License revenues for decision management solutions increased $1.2 million, or 537%, to $1.4 million for the six months ended March 31, 2006 compared to $0.2 million for the six months ended March 31, 2005.

Service. Total service revenues, which include reimbursement of out-of-pocket expenses, increased $1.5 million, or 6%, to $26.5 million for the six months ended March 31, 2006 compared to $25.0 million for the six months ended March 31, 2005. This increase was due the timing of large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues associated with enterprise solution products decreased $1.4 million, or 7%, to $18.4 million for the six months ended March 31, 2006 compared to $19.8 million for the six months ended March 31, 2005. Service revenues associated with marketing solution products increased $1.4 million, or 27%, to $6.4 million for the six months ended March 31, 2006 compared to $5.0 million for the six months ended March 31, 2005. Service revenues associated with decision management solutions increased $1.5 million, or 769%, to $1.7 million for the six months ended March 31, 2006 compared to $0.2 million for the six months ended March 31, 2005.

Cost of revenues

License. Cost of license revenues increased $0.6 million, or 164%, to $1.0 million for the six months ended March 31, 2006 compared to $0.4 million for the six months ended March 31, 2005. These costs resulted in license gross margins of approximately 96% and 98% for the six months ended March 31, 2006 and 2005, respectively. Costs vary depending upon the mix of products sold, however, the $0.6 million increase is primarily due to the amortization expense associated with capitalized software development costs pertaining to a banking product. This product was completed and available for general release in August 2005. Amortization expense associated with this product for the six months ended March 31, 2006 is $0.4 million. Amortization of these costs is expected through 2008.

Service. Cost of service revenues decreased $0.8 million, or 6%, to $14.2 million for the six months ended March 31, 2006 compared to $15.1 million for the six months ended March 31, 2005. These costs resulted in service gross margins of approximately 46% and 40 % for the six months ended March 31, 2006 and 2005, respectively. The improvement in margin was partially due to a significant change in the mix of third party consulting resources used on projects. During the six months ended March 31, 2005, higher cost consultants, primarily based in Europe, were utilized. For the six months ended March 31, 2006, the use of these resources was minimal and the staffing of projects included more resources from our service provider, Ness.

Amortization of intangible assets (included in cost of revenues). Amortization of intangible assets was $0.6 million for the six months ended March 31, 2006 compared to $0.5 million for the six months ended March 31, 2005. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ of $0.3 million per quarter will be expensed through December 2009. The amortization expense in the six months ended March 31, 2005 primarily related to intangibles associated with the 2002 acquisition of OnDemand. These intangible assets became fully amortized in March 2005.

Operating expenses

Sales and marketing. Sales and marketing expenses increased $2.5 million, or 17%, to $16.8 million for the six months ended March 31, 2006 compared to $14.4 million for the six months ended March 31, 2005. The $2.5 million increase in these expenses was mainly attributable to increases of $1.0 million in stock-based compensation, $0.3 million in salaries and other personnel related costs, $0.8 million for the annual sales meeting, marketing, public relations and collateral materials and $0.4 million in severance payments.

Research and development. Research and development expenses increased $0.2 million, or 2%, to $10.4 million for the six months ended March 31, 2006 compared to $10.1 million for the six months ended March 31, 2005. During the six months ended March 31, 2005, $0.7 million of salaries and fringe benefits were capitalized in connection with the development of a banking product. Therefore, adding back the capitalized costs results in a decrease in research development costs of $0.5 million for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. This decrease of $0.5 million is mainly attributed to a reduction in personnel related costs. The development of the banking product was completed in July 2005 and no costs were capitalized during the six months ended March 31, 2006.

General and administrative. General and administrative expenses increased $0.8 million, or 9%, to $9.9 million for the six months ended March 31, 2006 compared to $9.1 million for the six months ended March 31, 2005. This increase of $0.8 million was mainly attributable to an increase in personnel costs of $0.8 million, severance costs for two executive officers of $0.6 million, increases in stock-based compensation of $0.5 million and the buyout of an office lease of $0.3 million. These increases were offset by reductions in SOX and other financial consultant costs of $1.2 million and third party legal costs of $0.2 million.

Stock-based compensation (included in individual operating expense and cost of revenue categories). Stock-based compensation allocated to operating expenses was $2.1 million for the six months ended March 31, 2006, as compared to $0.7 million for the six months ended March 31, 2005. For the six months ended March 31, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.2 million and primarily related to $0.9 million associated with employee stock options and $1.3 million associated with restricted stock awards. Also included in these costs for the six months ended March 31, 2006 were charges associated with the issuance of restricted stock to certain officers of the Company and stock-based compensation expense related to stock options accounted for under FAS123 (R).

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Six months ended March 31,
	2006	2005
Stock-based compensation expense:
Cost of revenues - service	$81	$242

Sales and marketing	1,286	272
Research and development	124	302
General and administrative	665	142

	2,075	716

Total stock-based compensation expense	$2,156	$958

Amortization of intangible assets (included in operating expenses). There was no amortization of intangible assets included in operating expenses for the six months ended March 31, 2006, compared to $0.1 million for the six months ended March 31, 2005. The amortization expense in the six months ended March 31, 2005, is mainly attributable to the intangible associated with the acquisition of Prime Response in March 2001 which was fully amortized as of September 30, 2005.

Purchased in-process research and development. In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because on the date of acquisition the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. There was no purchased in-process research and development expense for the six months ended March 31, 2006. For the six months ended March 31, 2005, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ.

Restructuring expense (reversal). During the six months ended March 31, 2005, as the earned portions of severed employee retention bonuses were paid, adjustments to previously recorded estimates were recorded, resulting in a $0.1 million benefit. There were no restructuring expenses for the six months ended March 31, 2006.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash and cash equivalents offset by interest expense incurred in connection with capital equipment leases. Interest income, net, was $0.5 million and $0.4 million the six months ended March 31, 2006 and 2005, respectively.

Foreign exchange and other expenses, net

Realized foreign currency gains and losses and other non-operating income and expenses resulted in net income of $0.1 million for the six months ended March 31, 2006 and a net expense of $0.2 million for the same period in the prior year. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes

Our provision for income taxes was $0.3 million and $0.2 million for the six months ended March 31, 2006 and 2005, respectively. These provisions are attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. Our cash, cash equivalents, restricted cash and long-term restricted cash consist principally of money market accounts and certificates of deposit and totaled $44.1 million and $40.9 million at March 31, 2006 and September 30, 2005, respectively, an increase of $3.2 million.

Operating activities

Cash provided by operating activities was $3.1 million during the six months ended March 31, 2006, which consisted primarily of our net loss of $ 3.8 million adjusted for non-cash items (primarily depreciation, amortization, and non-cash stock-based compensation expense) aggregating approximately $3.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $3.0 million. This net cash inflow was primarily related to the collection of customer accounts receivable.

During the six months ended March 31, 2005, cash used in operating activities was $9.3 million which consisted primarily of our net loss of $10.6 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the acquisition of KiQ, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $4.3 million and the net cash outflow effect from changes in assets and liabilities of approximately $3.0 million. This net cash outflow was primarily caused by decreases in deferred revenue, the payment of accounts payable and accrued expenses, offset by improved collection of accounts receivable during the six month period.

Investing activities

Cash provided by investing activities during the six months ended March 31, 2006 was $0.9 million, primarily from proceeds from the release of restricted cash of $1.5 million offset by purchases of equipment and software of $0.5 million.

Cash used in investing activities during the six months ended March 31, 2005 was $11.7 million, primarily related to the acquisition of KiQ at December 21, 2004. Cash used in investing activities also includes capitalized product development costs of $1.6 million and purchases of equipment and software of $0.3 million.

Financing activities

Cash provided by financing activities was $0.9 million and $0.1 million during the six months ended March 31, 2006 and 2005, respectively. This increase was primarily related to proceeds from stock option exercises of $1.0 million and $0.2 million for the six months ended March 31, 2006 and 2005, respectively.

Revolving line of credit

Our line of credit with Comerica Bank, effective from March 28, 2003 and extended to March 7, 2008, was amended in March 2006 and is comprised of a $5.0 million credit line. The terms of the line of credit require us to (i) maintain our principal bank accounts with Comerica Bank, (ii) maintain a minimum quick ratio of 2.00 to 1.00, (iii) maintain a liquidity ratio of at least 1.00 to 1.00, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of March 31, 2006, the Company was in compliance with the respective debt covenants.

The line of credit contains a provision for issuances of standby commercial letters of credit. As of March 31, 2006, we had utilized $1.4 million of the line of credit for standby commercial letters of credit limit of which $0.9 million serves as collateral for computer equipment leases for our outsourcing partner in India. The line of credit also contains a provision for a sub-limit of up to $3.0 million for issuance of foreign exchange forward contracts. As of March 31, 2006, we did not have any outstanding foreign exchange forward contracts.

Borrowings under the line of credit bear interest at the lending bank’s prime rate. As of March 31, 2006, there were no outstanding borrowings under the line of credit.

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

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

Future payments due under lease obligations as of March 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal Year Ended September 30:
2006 (remaining six months)	$114	$1,679	$(122)	$1,557
2007	97	3,202	—	3,202
2008	—	2,771	—	2,771
2009	—	1,980	—	1,980
2010	—	1,061	—	1,061
2011	—	222	—	222

Total minimum payments	$211	$10,915	$(122)	$10,793

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no liabilities recorded for these liabilities as of March 31, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our non-traded, available-for-sale marketable securities.

The following table presents the amounts of marketable securities and restricted cash that are subject to interest rate risk and average interest rate as of March 31, 2006 (in thousands):

	March 31, 2006	Fair Value
Restricted cash in short-term investments	$605	$605
Average interest rates	2.25%

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

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 34% of total revenues for the six months ended March 31, 2006. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At March 31, 2006, approximately $21.1 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of March 31, 2006 were not effective.

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

Definitions of Significant Deficiency and Material Weakness

In this report, unless otherwise indicated, a “significant deficiency” is defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

The Company has improved the staffing of its finance department through external hiring and the conversion of certain consultants to full time employee status. Other than these staffing improvements, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our previous filings, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and management and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to stock-based compensation, the statement of cash flows, and staffing of our finance team, on an ongoing basis and will take further action, as appropriate. Numerous staffing changes have been made in the Finance Department. These changes will need to be monitored over time to determine their effectiveness. While none of the material weaknesses has been fully remediated, management believes significant progress has been made to do so.

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. A decision is expected this summer 2006. If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

Item 1A.

RISK FACTORS

The Company has marked with an asterisk(*) those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K filed on December 9, 2005 with the Securities and Exchange Commission for the fiscal year ended September 30, 2005.

* Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $3.8 million and $10.6 million for the six months ended March 31, 2006 and 2005. As of March 31, 2006, we had an accumulated deficit of $213 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which could further adversely affect our operating results.

* Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended March 31, 2006, Citicorp, Capital One and ING Canada each accounted for 20%, 17% and 11% of our total revenues. For the six months ended March 31, 2006, Capital One, Citicorp and ING Canada each accounted for 11% of our total revenues. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the six months ended March 31, 2006, international revenues were $16.7 million or approximately 34 % of our total revenues. For the six months ended March 31, 2005, international revenues were $21.8 million or approximately 53% of our total revenues. While we expect North American revenues to increase as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

Our known backlog of business may not result in revenue.

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

* Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. Our international sales comprised 34% of our total sales for the six months ended March 31, 2006. Our international sales comprised 53% of our total sales for the six months ended March 31, 2005. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the six months ended March 31, 2006, we had a foreign currency translation loss of approximately $0.1 million.

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

* Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

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

In addition, recent consolidation in the software industry may indicate that we will face new competitors in the future. In 2005, Oracle acquired a 43% interest in i-flex solutions, a banking software maker headquartered in Mumbai, India. In September 2005, IBM acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In September 2005, SSA Global Technologies announced that it had acquired E.piphany, Inc., a maker of customer relationship management software products. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products. In April 2006, Oracle announced plans to acquire Portal Software, a provider of billing and revenue management solutions for the communications and media industry. While we do not believe that either i-flex or DWL have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

* Our operating results and cash flows fluctuate significantly and delays in implementation of our products or changes in the payment terms with customers may cause unanticipated declines in revenues or cash flow, which could disappoint investors and result in a decline in our stock price.

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may negatively impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be negatively impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, Tata and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in September 2005, IBM acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. While we do not believe that DWL has been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL may indicate that IBM will become a competitor of ours in the future.

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

* Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may lose money on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not successfully implement our plans to upgrade existing financial systems and to improve our internal control over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are currently in the process of upgrading certain financial systems to improve controls over areas that include the purchasing and project accounting functions. There is a risk that these implementations will not be successful or result in improvements to existing systems. We are currently in the process of upgrading certain financial systems to improve controls over areas that include the purchasing and project accounting functions. There is a risk that these implementations will not be successful or result in improvements to existing systems. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, in the course of preparing its 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005, and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2005. As a result of this need to restate interim financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed. These material weaknesses have contributed to increased expenses and efforts required for our financial reporting. If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 4. Controls and Procedures” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2005.

* If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with Ness Global Services, Inc., an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of March 31, 2006, we use the services of approximately 104 consultants through Ness. In addition, as a result of the 10% reduction in our workforce that took place in July 2005, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

* We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. During the three and six months ended March 31, 2006, we recorded $1.1 million and $2.2 million, respectively, of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

* If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer software and hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may lose money on that customer engagement. If this happens with a large customer, engagement then this could have a material adverse effect on our financial results.

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

* Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particular, we have recently had significant turnover in our finance organization and most key positions are held by people who are new to the Company or to their roles. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could effect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 we reduced the size of our workforce by approximately 10%, which may have a negative effect on our ability to attract and retain qualified personnel.

* We have senior managers who are new to the Company or in their roles and who have not yet proved that they will be successful in those roles.

During the second fiscal quarter of 2006, we replaced Stephen Kelly with Steve Springsteel as the CEO and replaced George de Urioste with Peter Norman as the CFO. Additionally, we have very recently hired Frank Florence as Chief Marketing Officer. If these newly hired senior managers fail to provide the necessary leadership for profitable growth, then the Company’s overall success may be impaired.

* To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 92 % and 90 % of our total revenues for the six months ended March 31, 2006 and 2005, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 54% and 61% of our total revenues for the six months ended March 31, 2006 and 2005, respectively. Gross margin on service revenues was 46% and 40% for the six months ended March 31, 2006 and 2005, respectively. License revenues comprised 46% and 39% of our total revenues for the six months ended March 31, 2006 and 2005, respectively. Gross margins on license revenues were 96 % and 98% for the six months ended March 31, 2006 and 2005, respectively.

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

* If our products do not operate with the hardware and software platforms used by our customers, our customers may license competing products and our revenues will decline.

If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors such as:

•	Our ability to integrate our products with multiple platforms and existing or legacy systems; and,

•	Our ability to anticipate and support new standards, especially Internet and enterprise Java standards

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

In particular, if we were sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such suit. If any of our products were found to infringe such patent, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were not able to remove or replace the infringing portions of software with non-infringing software, and were no longer able to license some or all of our software products, such an injunction would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be extremely costly. A patent infringement claim could have a material adverse effect on our business, operating results and financial condition.

* The application of percentage of completion and completed contract accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

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

* Changes in our revenue recognition model could result in short term declines to revenue.

Historically, a high percentage of license revenues have been accounted for on the percentage of completion method of accounting or recognized as revenue upon the delivery of product. If we were to modify future contracts with customers, or to enter into new types of transactions accounted for on a subscription or term basis, revenues might be recognized over a longer period of time. The impact of this change would make revenue recognition more predictable over the long term, but it might also result in a short term reduction of revenue as the new transactions took effect.

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

In connection with the Company’s compliance with Section 404 under SOX for the fiscal year ended September 30, 2005, we identified certain material weaknesses. In future periods, we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements, therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

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

Chordiant Software, Inc.
(Registrant)

By:	/s/ Peter S. Norman
Peter S. Norman, Chief Financial Officer and Principal Accounting Officer

Dated: May 4, 2006

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 8-K dated February 1, 2006 and incorporated herein by reference)

10.1	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor by merger to Comerica Bank-California, dated March 8, 2006.

10.2	Offer Letter dated January 31, 2006 between Steven R. Springsteel and Chordiant Software, Inc.* (filed as exhibit 10.1 to Chordiant’s Form 8-K dated February 1, 2006 and incorporated herein by reference)

10.3	Board Member Agreement between Mr. Richard G. Stevens and Chordiant Software, Inc dated March 7, 2006.* (filed as exhibit 10.1 to Chordiant’s Form 8-K dated March 7, 2006 and incorporated herein by reference)

10.4	Separation Agreement between Stephen Kelly and Chordiant Software, Inc. Dated March 18, 2006

10.5	Separation Agreement between George de Urioste and Chordiant Software, Inc. Dated March 8, 2006

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Compensation agreement