Form 10-Q
period 2006-06-30
CHORDIANT SOFTWARE INC
filed 2007-02-09
CIK 1042134

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of January 31, 2007, there were 79,842,253 shares of the registrant’s common stock outstanding.

Explanatory Note

Restatement of Consolidated Financial Statements

Restatement relating to stock-based compensation

In this Form 10-Q, Chordiant Software, Inc. (“the Company”, “Chordiant” or “we”) is restating its condensed consolidated balance sheet as of September 30, 2005, the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2005, and the related condensed consolidated statement of cash flows for the nine months ended June 30, 2005. In the Company’s Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004, and each of the quarters in fiscal year 2005 and the first two quarters of fiscal 2006.

The Company’s 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended September 30, 2005 and 2004.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

Our decision to restate our consolidated financial statements was based on facts obtained by management and the results of an independent review into our stock option accounting that was conducted by the Audit Committee of the Board of Directors.

In July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review focused on processes used to establish the option exercise prices and to obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes. The Audit Committee and its legal advisors reviewed the Company’s historical stock option grants and related accounting, including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and email communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

The Audit Committee determined that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), the correct measurement dates for a number of stock option grants made by Chordiant during the period 2000 to 2006 (“Review Period”) differ from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of the Company’s stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a exercise strike price. Under these circumstances, the Company should have recorded deferred stock compensation expense, which subsequently should have been amortized as stock compensation expense over the vesting period of the stock options.

On November 26, 2006, the Board of Directors, upon the recommendation of the Audit Committee and management, after considering the quantitative and qualitative analysis prepared by management relating to these errors, concluded that the Company should restate certain of its historical financial statements. To correct the accounting errors, our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, includes restated consolidated and condensed consolidated financial statements and selected consolidated financial data for the years ended December 31, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006.

The Company also recorded adjustments related to payroll withholding tax for certain options formerly classified as incentive stock option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date and therefore do not qualify for ISO treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional payroll withholding tax obligations on the exercise of these options.

There was no income tax benefit associated with the increase to the stock-based compensation expense as the Company has had a full valuation allowance for the deferred tax assets for the periods being restated.

To the extent stock options have been exercised, the Company has also taken certain financial remediation measures to recover the price difference between the original and revised measurement dates from certain former officers.

The Company is recording approximately $8.3 million of additional pre-tax, non-cash stock-based compensation expense and associated withholding taxes for the fiscal periods 2000 through 2006. The impact of recognizing stock-based compensation expense and associated withholding taxes resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Fiscal Period	Additional Compensation Expense
2000	$474
2001	2,082
2002	2,715
2003	1,529
Adjustment to accumulated deficit as of December 31, 2003	6,800

2004	928
2005	325
2006 and thereafter	208
Total	$8,261

For more information regarding the investigation and findings relating to stock option practices and the restatement, please refer to Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” in our Condensed Consolidated Financial Statements. For more information regarding the investigation and findings relating to stock option practices and the restatement and our remedial measures, see Item 4, “Controls and Procedures.”

Previously Disclosed Restatement of Financial Statements Reported in our 2005 Form 10-K

In the course of preparing the 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005. On December 6, 2005, management concluded that the Company should restate the Company’s interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 due to such errors. On December 6, 2005, senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in the Annual Report on Form 10-K filed with the SEC on December 9, 2005.

Previously Disclosed Change in Year End and Prior Restatement of Financial Statements Reported in our 2004 Form 10-K

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

All financial information contained in this Form 10-Q gives effect to these prior restatements.

 CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2006	September 30, 2005
		(restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$42,664	$38,546
Restricted cash	175	1,982
Accounts receivable, net, including $152 and $263 due from related parties at June 30, 2006 and September 30, 2005, respectively	22,233	18,979
Prepaid expenses and other current assets	4,864	4,345
Total current assets	69,936	63,852
Restricted cash	341	365
Property and equipment, net	2,607	2,479
Goodwill	32,044	31,907
Intangible assets, net	4,239	5,148
Other assets	2,789	3,499
Total assets	$111,956	$107,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $132 and nil due to related parties at June 30, 2006 and 2005, respectively`	$7,787	$4,554
Accrued expenses	13,781	9,302
Deferred revenue, including related party balances of $174 and $370 at June 30, 2006 and September 30, 2005, respectively	21,060	26,050
Current portion of capital lease obligations	150	213
Total current liabilities	42,778	40,119
Deferred revenue—long-term	3,976	147
Restructuring costs, net of current portion	1,331	1,731
Other long-term liabilities	75	96
Total liabilities	48,160	42,093
Commitments and contingencies (Notes 6, 8, 9, 10 and 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at June 30, 2006 and September 30, 2005	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 79,648 and 78,488 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	79	78
Additional paid-in capital and deferred compensation	284,908	279,537
Accumulated deficit	(224,579)	(216,942)
Accumulated other comprehensive income	3,388	2,484
Total stockholders’ equity	63,796	65,157
Total liabilities and stockholders’ equity	$111,956	$107,250

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements for a discussion of these adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		(restated)(1)		(restated)(1)
Revenues:
License, including related party items aggregating $305 for the three months ended June 30, 2005, and $5,612 for the nine months ended June 30, 2005, respectively.	$10,257	$9,228	$32,588	$25,029
Service, including related party items aggregating $296 and $678 for the three months ended June 30, 2006 and 2005, respectively, and $527 and $2,009 for the nine months ended June 30, 2006 and 2005, respectively	16,769	12,393	43,268	37,440
Total revenues	27,026	21,621	75,856	62,469
Cost of revenues:
License	398	337	1,360	702
Service, including related party items aggregating $468 and nil for the three months ended June 30, 2006 and 2005, respectively, and $542 and nil for the nine months ended June 30, 2006 and 2005 respectively	8,965	7,311	23,217	22,456
Amortization of intangible assets	303	303	908	765
Total cost of revenues	9,666	7,951	25,485	23,923
Gross profit	17,360	13,670	50,371	38,546
Operating expenses:
Sales and marketing	7,976	7,275	24,876	21,678
Research and development	7,780	5,421	18,159	15,600
General and administrative	4,842	4,679	14,806	13,812
Amortization of intangible assets	—	—	—	118
Purchased in-process research and development	—	—	—	1,940
Restructuring reversal	—	—	—	(96)
Total operating expenses	20,598	17,375	57,841	53,052
Loss from operations	(3,238)	(3,705)	(7,470)	(14,506)
Interest income, net	329	147	809	539
Other income (expense), net	(623)	186	(536)	(43)
Net loss before income taxes	(3,532)	(3,372)	(7,197)	(14,010)
Provision for income taxes	150	138	441	293
Net loss	$(3,682)	$(3,510)	$(7,638)	$(14,303)
Other comprehensive loss:		(
Foreign currency translation gain (loss)	971	(588)	904	(476)
Comprehensive loss	$(2,711)	$(4,098)	$(6,734)	$(14,779)

Net loss per share— basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.19)
Weighted average shares used in computing basic and diluted loss per share	78,035	75,080	77,358	73,966

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements for a discussion of these adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005
		(restated)(1)
Cash flows from operating activities:
Net loss	$(7,638)	$(14,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	892	1,063
Purchased in-process research and development	—	1,940
Amortization of intangibles and capitalized software	1,583	883
Non-cash stock-based compensation expense	3,694	1,851
Provision for doubtful accounts and sales returns	51	86
Warrants issued to customers	—	(42)
Loss (gain) on disposal of assets	39	(46)
Other non-cash charges	105	127
Changes in assets and liabilities:
Accounts receivable	(3,122)	(3,430)
Prepaid expenses and other current assets	(628)	(1,470)
Other assets	(60)	173
Accounts payable	3,171	(3,481)
Accrued expenses	4,055	1,545
Deferred revenue	(1,489)	4,677
Net cash provided by (used in) operating activities	653	(10,427)
Cash flows from investing activities:
Property and equipment purchases	(1,043)	(630)
Capitalized product development costs	—	(2,089)
Cash used for acquisitions, net	—	(9,783)
Cash proceeds from disposal of property and equipment	11	—
Purchase of marketable securities available for sale	—	(100)
Proceeds from release of (increase in) restricted cash	1,875	(8)
Net cash provided by (used for) investing activities	843	(12,610)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,682	329
Payment on capital leases	(158)	(149)
Net cash provided by financing activities	1,524	180
Effect of exchange rate changes	1,098	(152)
Net increase (decrease) in cash and cash equivalents	4,118	(23,009)
Cash and cash equivalents at beginning of period	38,546	55,748
Cash and cash equivalents at end of period	$42,664	$32,739

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements for a discussion of these adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. (“the Company”, “Chordiant” or “we”) is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in the retail, financial services, communications and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2005 condensed consolidated balance sheet was derived from restated audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission (“SEC”),(the “2006 Form 10-K”).

As disclosed in our 8-K filed on November 30, 2006, the previous financial statements should not be relied upon for the years ended December 31, 2001, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006 because additional non-cash stock-based compensation expense was not recorded correctly. See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements for a discussion of these adjustments.

All adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Restatements

Restatement relating to stock-based compensation

On November 30, 2006, we filed a Form 8-K announcing that the Company was restating its financial statements. As previously disclosed in July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review has focused on processes used to establish the option exercise price and obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes.

During the course of the review, the Audit Committee has reached the conclusion that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), the correct measurement dates for certain stock option grants made by the Company during the period 2000 to 2006 differ from the measurement dates previously used to account for such option grants. Based on that conclusion of the Audit Committee, management and the Audit Committee of the Company’s Board of Directors determined that non-cash stock-based compensation expense should have been recorded with respect to those stock option grants and recognized over the vesting period of the options, and that the amount of such additional non-cash expense and associated withholding taxes for the period 2001 through 2006 is approximately $8.3 million. The majority of the errors having significant financial statement impact relate to options that were granted from late 2000 to mid 2003 and generally vested over periods ranging from one to four years if not canceled or forfeited by the recipient. On November 26, 2006, the Board of Directors, upon the recommendation of the Audit Committee and management, after considering the quantitative and qualitative analysis prepared by management relating to these issues, concluded that the Company should restate its historical financial statements for the years ended December 31, 2001, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006 because the differences were deemed to be material.

The financial information as of, and for the three and nine months ended June 30, 2005 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005. See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements for a discussion of these adjustments. The restatement is further discussed in Note 3 of the consolidated financial statements in our 2006 Annual Report on Form 10-K filed with the SEC.

Previously Disclosed Restatement of Financial Statements Reported in 2005 Form 10-K

In the course of preparing the 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005. On December 6, 2005, management concluded that the Company should restate the Company’s interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 due to such errors. On December 6, 2005, senior management of the Company met with the Audit Committee of the Board of Directors of the Company to discuss management’s conclusion. The Audit Committee concurred with management’s conclusion. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in the Annual Report on Form 10-K filed with the SEC on December 9, 2005.

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

Revenue recognition

We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. All revenue amounts are presented net of sales taxes in the Company’s condensed consolidated statements of operations. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period and could result in additional operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

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

For product contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

The percentage-of-completion method is applied when we have the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the changes in estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date status, or if the project has not reached the go-live date status, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when we are unable to determine reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under SFAS 86 and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

Revenue from subscription or term license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products or maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the subscription period.

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

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If a transaction includes extended payment terms, we recognize revenue as the payments become due and payable

Restricted cash

At June 30, 2006 and September 30, 2005, interest bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain lease obligations and post-contract customer support obligations. During the quarter ended December 31, 2005, $1.5 million of restricted cash that served as a security deposit on a post-contract customer support transaction was released as the underlying contract requirement expired. During the quarter ended June 30, 2006, $0.3 million of restricted cash for letters of credit related to lease obligations was released in accordance with the requirements of the lease agreements.

Stock-Based Compensation Expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in the adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The condensed consolidated financial statements as of and for the three and nine months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended June 30, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of expense attribution from the vested graded to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the vested graded method of expense attribution while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the third quarter and first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 11.

Upon adoption of SFAS 123(R), the Company continued to utilize the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma disclosures required under SFAS 123. For additional information, see Note 11. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended June 30, 2006 was $1.5 million and $3.7 million, which consisted of stock-based compensation expense of $1.1 million and $2.0 million related to employee stock options and $0.4 million and $1.7 million related to restricted stock awards, respectively.

The effect of the adoption of FAS 123(R) on October 1, 2005, resulted in an increase of $0.5 million and $1.3 million in the loss from operations, loss before income taxes and net loss, an increase of $0.01 and $0.02 net loss per share, for the three and nine months ended June 30, 2006, respectively, compared to the continued application of APB 25 as used in the comparable prior year period. Our reported basic and diluted net loss per share was $0.05 and $0.19 for the three and nine months ended June 30, 2006, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of our net deferred tax assets and our operating loss carryforwards. In addition, the adoption of FAS 123(R) did not affect our cash flow from operations or cash flow from financing activities. No stock-based compensation expense has been capitalized as part of the cost of an asset as of June 30, 2006.

Under APB 25, stock-based compensation expense of $0.7 million and $1.9 million for the three and nine months ended June 30, 2005, respectively, was recorded as stock-based compensation expense in the condensed consolidated statement of operations related to variable options, options granted with exercise prices below fair market value, and restricted stock awards. Previously, the compensation expense under APB 25 on variable options was re-measured at the end of each operating period until the options were exercised, forfeited or expired. Under SFAS 123(R), these options are now expensed based on the fair value approach for unvested shares as of September 30, 2005. The restricted stock awards continue to be expensed under FAS 123(R) using a vested graded expense attribution consistent with the prior period.

There was no stock-based compensation expense related to the ESPP recognized during the three and nine months ended June 30, 2006 and 2005. See Note 11 for additional information.

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

The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30
	2006	2005	2006	2005
Citicorp Credit Services, Inc.	16%	*	13%	*
Sky Subscribers Service	13%	*	*	*
Capital One Services, Inc.	*	16%	10%	22%
ING Canada, Inc.	*	14%	*	*
Barclays Bank plc	*	*	*	10%

*  Represents less than 10% of total revenues.

At June 30, 2006, Citicorp Credit Services, Sky Subscribers Service and Cash America International accounted for 16% and 15% and 13%, respectively, of our accounts receivable, net. At September 30, 2005, Capital One Services, Wachovia and HSBC Technology & Services accounted for 18%, 17% and 10% respectively of our accounts receivable, net.

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

When technological feasibility is established through the completion of a working model, the period of time between achieving technological feasibility and the general release of the new product is generally short and software development costs qualifying for capitalization are normally insignificant. During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and are characterized as Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is estimated to be 36 months. For the three and nine months ended June 30, 2006, amortization expense related to this product was $0.2 million and $0.7 million, respectively, and is included in the cost of revenues for licenses.

Income Taxes

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, the uncertainty of future taxable income and the fact that the market in which we compete is competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At September 30, 2005, we had approximately $150.7 million and $10.6 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $34.4 million in the United Kingdom.

Under U.S. tax rules, Section 382 of the Internal Revenue Code (IRC), as amended, certain limitations are imposed on the use of net operating losses following certain defined changes in ownership. During the three months ended March 31, 2006 the Company performed an analysis of its historical ownership changes and concluded that four such changes have occurred since inception. As a result of the IRC Section 382 study, approximately $2.7 million of the $150.7 million of net operating loss carryforwards at September 30, 2005 will expire unutilized.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		(restated)(1)		(restated)(1)
Net loss available to common stockholders	$(3,682)	$(3,510)	$(7,638)	$(14,303)
Weighted average common stock outstanding	79,275	77,103	78,598	75,686
Common stock subject to repurchase	(1,240)	(2,023)	(1,240)	(1,720)
Denominator for basic and diluted calculation	78,035	75,080	77,358	73,966
Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.19)

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements for a discussion of these adjustments

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	June 30, 2006	June 30, 2005
Warrants outstanding	1,662	1,662
Employee stock options	9,801	9,748
Restricted stock	1,240	2,023
	12,703	13,433

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings; accordingly, the Company expects to adopt this standard in its fiscal year commencing October 1, 2007. The Company is currently evaluating the effects of implementing this new standard.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (EITF 06-3), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2006, the FASB issued Statement of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected the alternative transition method as described in the FSP.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results

In December 2004, the FASB issued FSP No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has evaluated the impact of the repatriation provisions and has determined that it will not have a material impact on its consolidated financial statements.

NOTE 3— RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q, the Company is restating its condensed consolidated balance sheet as of September 30, 2005, the related consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2005, and the related consolidated statement of cash flows for the nine months ended June 30, 2005. In the Company’s Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the fiscal year ended September 30, 2005 and nine month ended September 30, 2004, and each of the quarters in fiscal year 2005 and the quarters ended December 31 2005 and March 31, 2006.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

In July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review focused on processes used to establish the option exercise prices and to obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes. The Audit Committee and its legal advisors reviewed the Company’s historical stock option grants and related accounting, including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and email communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

The Audit Committee determined that, pursuant to the requirements of APB 25, the correct measurement dates for a number of stock option grants made by Chordiant during the period 2000 to 2006 differ from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of the Company’s stock on the recorded selected date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. Under these circumstances, the Company should have recorded deferred stock compensation expense, which subsequently should have been amortized as stock compensation expense over the vesting period of the stock options.

The Audit Committee found:

•	There was a lack of oversight in the issuance and administration of the Company’s stock options.
•	There was poor record keeping in connection with the authorization and issuance of stock options.
•	Stock options were granted for which the Company can not provide evidence of authorization consistent with the terms of the applicable option plan and Board of Directors resolutions.
•	In some cases, the Company issued stock options having exercise prices that were not consistent with the requirements of the applicable option plan.
•
There is evidence to suggest that in some cases the dates used to establish the exercise prices for certain options were intentionally and selectively chosen based on dates on which the closing prices of the Company’s stock were lower than on the dates on which the options may have been actually granted.

•
There is inconclusive evidence that on one occasion in 2002, a former employee changed the date on documentation relating to the exercise of a stock option by means of a promissory note to reflect an earlier exercise date. There is also inconclusive evidence that certain other option exercises in 2001 by means of promissory notes may have been memorialized with dates preceding the actual exercise dates.

•
With respect to certain individuals, there was insufficient evidence to support a definitive conclusion that they appreciated the accounting or disclosure issues associated with the Company’s stock option practices, or knowingly participated in actions intended to mislead or deceive the Company’s auditors.

On November 26, 2006, the Board of Directors, upon the recommendation of the Audit Committee and management, after considering the quantitative and qualitative analysis prepared by management relating to these errors, concluded that the Company should restate certain of its historical financial statements. To correct the accounting errors, our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, includes restated consolidated and condensed consolidated financial statements and selected consolidated financial data for the years ended December 31, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006.

The Company also recorded adjustments related to payroll withholding tax for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date and therefore do not qualify for ISO treatment. The disqualification of ISO classification and the resulting conversion to non-qualified status results in additional payroll withholding tax obligations on the exercise of these options.

To the extent stock options have been exercised, the Company has also taken certain financial remediation measures to recover the price difference between the original and revised measurement dates.

The Company is recording approximately $8.3 million of additional pre-tax, non-cash stock-based compensation expense and associated withholding taxes in the restatement for the fiscal periods 2000 through 2006.

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted at an exercise price below the fair market value of our stock on the actual grant date. These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the period in which they vest. We have yet to determine whether we will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit. As such, no expense has been recorded in the Condensed Consolidated Financial Statements in the adjustments discussed above in connection with this matter.

From the date of the Company’s initial public offering in February 2000 through September 30, 2006 stock options were granted on approximately 327 individual dates. Based upon the test work performed, errors were noted on approximately 68 of these days impacting more than 1,300 stock option issuances.

Approximately 65% of the errors noted during the review (aggregating approximately $6.2 million before considering the impact of employee terminations and forfeitures) relate to four annual stock option grants to employees recorded in the years 2000, 2001, 2003 and 2004. On these dates grants were made to the majority of the Company’s employees as a part of the annual “refresh” or “evergreen” stock option granting process. In each case, it was found that the Company had treated option grants to multiple employees as effective prior to the date upon which it had determined the exact number of options that would be granted to each individual employee. Because changes were made to the listing of employees receiving grants, the measurement date for the awards should have been delayed until the listing of awards was determined and approved with finality. To determine the corrected measurement date the Company used the date of the final internal email approval that reconciled to the actual option grants recorded, or if such emails did not reconcile, or if additional changes were made to the allocation of options to recipients, the Company used the date our third party stock option service provider entered the data into the stock option database. As such, judgment was necessary to determine the date the listing was determined with finality. It is estimated that the range between the high and low of such accounting estimates is approximately $0.5 million (unaudited) for these items.

Approximately 10% of the errors (aggregating approximately $0.9 million before considering the impact of employee terminations and forfeitures) relate to activity on 20 different dates. In these instances, the dates on the written documentation supporting the option grants was inconsistent with the measurement dates initially recorded by the Company. During fiscal periods 2000 through 2006, the Board of Directors had delegated the authority to approve certain stock option grants to non-executive officers to the CEO of the Company. The method of documenting such activity routinely resulted in documents being signed or approved via email after the indicated dates of the grants. Because the terms of these stock options either were not known or were subject to change by those empowered to approve the grants, the correct measurement date for the awards was the date the written or electronic documentation was completed. To determine the corrected measurement dates, the Company used the dates of Board meetings, the dates that unanimous written consents were returned or approved, or the date that the appropriate email approvals were obtained from the CEO. Because these dates are not subject to judgment, no significant estimates were necessary for these items.

Approximately 7% of the errors (aggregating approximately $0.6 million before considering the impact of employee terminations and forfeitures) relate to activity on 23 different dates. In these cases the underlying differences relate to the definition of fair market value as defined under the stock option plans of the Company. For example, the 1999 Equity Incentive Plan defined fair market value as the closing price of Chordiant’s stock on the day prior to the date of grant. These errors relate to the inconsistent use of the “day of” price versus the “day prior” price used to determine the exercise price of the options as stipulated by the plan documents. To determine the corrected measurement dates, the Company applied the appropriate definitions as stipulated in the underlying plan documents. As such, no accounting estimates were required for these items.

Approximately 7% of the errors (aggregating approximately $0.6 million before considering the impact of employee terminations and forfeitures) relate to three grants awarded to members of senior management. In two of these instances, the underlying compensation plans were in the process of being negotiated over periods spanning several weeks. The measurement date initially recorded by the Company was a date at, or near, the beginning of the negotiation process. Because the stock options were a part of the respective compensation package, the measurement date for the awards should have been delayed until the respective compensation agreements were determined and approved with finality. In the third instance, the grant was not ratified by the Board of Directors until a later date than the date initially recorded as the measurement date. To determine the corrected measurement dates the Company used documents that evidenced the appropriate level of review, or if not available, the date our third party stock option service provider entered the data into the stock option database. As such, judgment was necessary to determine the date these grants were approved with finality. It is estimated that the range between the high and low of such accounting estimates is less than $0.1 million (unaudited) for these items.

The remainder of the errors (aggregating approximately $1.1 million before considering the impact of employee terminations and forfeitures) included the inconsistent treatment of option dating for newly hired employees, the finalization and documentation of discretionary awards, options granted to non-employee consultants not being expensed, and new hires being placed on a leave of absence at the hire date. The types of estimates necessary to arrive at the corrected measurement dates were similar to those noted above.

As a result of the above errors and adjustments, we have restated our financial statements for the years ended December 31, 2001, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006.

The expenses arising from the investigation, the restatement and related activities are recorded in the periods incurred. The aggregate cost of external legal, accounting and auditing costs incurred through September 30, 2006 was approximately $1.2 million and at December 31, 2006 the cumulative costs were approximately $2.2 million.

The impact of the restatement on the consolidated statements of operations is $0.2 million for 2006 and thereafter. For other periods the impact is as follows (in thousands):

	Total effect at September 30, 2005	Year ended September 30, 2005	Nine months ended September 30, 2004	Total effect at December 31, 2003
Net loss, as previously reported		$(19,540)	$(443)
Additional compensation expense resulting from improper measurement dates for stock option grants	$(7,652)	(187)	(761)	(6,704)
Payroll tax related effects	(401)	(138)	(167)	(96)
Total increase to net loss	$(8,053)	(325)	(928)	$(6,800)
Net loss, as restated		$(19,865)	$(1,371)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Additional compensation expense resulting from improper measurement dates for stock option grants	$(1,433)	$(2,715)	$(2,082)	$(474)
Payroll tax related effects	(96)	—	—	—
Total increase to net loss	$(1,529)	$(2,715)	$(2,082)	$(474)

The following table presents the effect of the restatement adjustments made to the Company’s previously reported unaudited condensed consolidated balance sheet (in thousands, except per share data):

	September 30, 2005
	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$38,546	$—	$38,546
Restricted cash	1,982	—	1,982
Accounts receivable	18,979	—	18,979
Prepaid expenses and other current assets	4,345	—	4,345
Total current assets	63,852	—	63,852
Restricted cash	365	—	365
Property and equipment, net	2,479	—	2,479
Goodwill	31,907	—	31,907
Intangible assets, net	5,148	—	5,148
Other assets	3,499	—	3,499
Total assets	$107,250	$—	$107,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,554	$—	$4,554
Accrued expenses	8,902	400	9,302
Deferred revenue	26,050	—	26,050
Current portion of capital lease obligations	213	—	213
Total current liabilities	39,719	400	40,119
Deferred revenue—long-term	147	—	147
Restructuring costs, net of current portion	1,731	—	1,731
Other long-term liabilities	96	—	96
Total liabilities	41,693	400	42,093

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at September 30, 2005	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 78,488 shares issued and outstanding at September 30, 2005	78	—	78
Additional paid-in capital	273,824	7,653	281,477
Deferred stock-based compensation	(1,940)	—	(1,940)
Accumulated deficit	(208,889)	(8,053)	(216,942)
Accumulated other comprehensive income	2,484	—	2,484
Total stockholders’ equity	65,557	(400)	65,157
Total liabilities and stockholders’ equity	$107,250	$—	$107,250

The following table presents the effect of the restatement adjustments made to the Company’s previously reported unaudited condensed consolidated statement of operations and comprehensive loss (in thousands, except per share data):

	Three Months Ended June 30, 2005			Nine Months Ended June 30, 2005
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated

Revenues:
License	$9,228	—	$9,228	$25,029	—	$25,029
Service	12,393	—	12,393	37,440	—	37,440
Total revenues	21,621	—	21,621	62,469	—	62,469
Cost of revenues:
License	337	—	337	702	—	702
Service	7,300	11	7,311	22,393	63	22,456
Amortization of intangible assets	303	—	303	765	—	765
Total cost of revenues	7,940	11	7,951	23,860	63	23,923
Gross profit	13,681	(11)	13,670	38,609	(63)	38,546
Operating expenses:
Sales and marketing	7,262	13	7,275	21,624	54	21,678
Research and development	5,408	13	5,421	15,556	44	15,600
General and administrative	4,672	7	4,679	13,758	54	13,812
Amortization of intangible assets	—	—	—	118	—	118
Purchased in-process research and development	—	—	—	1,940	—	1,940
Restructuring reversal	—	—	—	(96)	—	(96)
Total operating expenses	17,342	33	17,375	52,900	152	53,052
Loss from operations	(3,661)	(44)	(3,705)	(14,291)	(215)	(14,506)
Interest income, net	147	—	147	539	—	539
Other income (expense), net	186	—	186	(43)	—	(43)
Net loss before income taxes	(3,328)	(44)	(3,372)	(13,795)	(215)	(14,010)
Provision for income taxes	138		138	293		293
Net loss	$(3,466)	$(44)	$(3,510)	$(14,088)	$(215)	$(14,303)
Other comprehensive loss:	(		(
Foreign currency translation loss	(588)	—	(588)	(476)	—	(476)
Comprehensive loss	$(4,054)	$—	$(4,098)	$(14,565)	$—	$(14,779)

Net loss per share— basic and diluted	$(0.05)	$—	$(0.05)	$(0.19)	$—	$(0.19)
Weighted average shares used in computing basic and diluted loss per share	75,080	—	75,080	73,966	—	73,966

The following table presents the effect of the restatement adjustments made to the Company’s previously reported unaudited condensed consolidated statement of cash flows (in thousands):

	Nine Months Ended June 30, 2005
	As Previously Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(14,088)	$(215)	$(14,303)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Depreciation and amortization	1,063	—	1,063
Purchased in-process research and development	1,940	—	1,940
Amortization of intangibles and capitalized software	883	—	883
Non-cash stock-based compensation expense	1,647	204	1,851
Provision for doubtful accounts	86	—	86
Warrants issued to customers	(42)	—	(42)
Loss on disposal of assets	(46)	—	(46)
Other non-cash charges	127	—	127
Changes in assets and liabilities:
Accounts receivable	(3,430)	—	(3,430)
Prepaid expenses and other current assets	(1,470)	—	(1,470)
Other assets	173	—	173
Accounts payable	(3,481)	—	(3,481)
Accrued expenses	1,534	11	1,545
Deferred revenue	4,677	—	4,677
Net cash used in operating activities	(10,427)	—	(10,427)
Cash flows from investing activities:
Property and equipment purchases	(630)	—	(630)
Capitalized product development costs	(2,089)	—	(2,089)
Cash used for acquisitions, net	(9,783)	—	(9,783)
Purchases of marketable securities available for sale	(100)	—	(100)
Increase in restricted cash	(8)	—	(8)
Net cash used for investing activities	(12,610)	—	(12,610)
Cash flows from financing activities:		—
Proceeds from exercise of stock options	329	—	329
Payment on capital leases	(149)	—	(149)
Net cash provided by financing activities	180	—	180
Effect of exchange rate changes	(152)	—	(152)
Net decrease in cash and cash equivalents	(23,009)	—	(23,009)
Cash and cash equivalents at beginning of period	55,748	—	55,748
Cash and cash equivalents at end of period	$32,739	$—	$32,739

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable, net consists of the following (in thousands):
	June 30, 2006	September 30, 2005
Accounts receivable, net:
Accounts receivable	$22,375	$19,193
Less: allowance for doubtful accounts	(142)	(214)
	$22,233	$18,979

Property and equipment, net consists of the following (in thousands):

	June 30, 2006	September 30, 2005
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$3,421	$9,216
Purchased internal-use software (useful lives of 3 years)	2,127	2,336
Furniture and equipment (useful lives of 3 to 7 years)	840	1,508
Computer equipment and software under capital leases (useful lives of 3 years)	549	549
Leasehold improvements (shorter of 7 years or the term of the lease)	2,693	2,855
	9,630	16,464
Accumulated depreciation and amortization	(7,023)	(13,985)
	$2,607	$2,479

Intangible assets

The components of intangible assets are as follows (in thousands):

	June 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(3,748)	$3,156	$6,904	$(3,075)	$3,829
Customer list and trade names	2,732	(1,649)	1,083	2,732	(1,413)	1,319
	$9,636	$(5,397)	$4,239	$9,636	$(4,488)	$5,148

All of our acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over their estimated useful lives of five years. Aggregate amortization expense for intangible assets totaled $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and, $0.9 million for the nine months ended June 30, 2006 and 2005. We expect amortization expense on acquired intangible assets to be $0.3 million for the remainder of fiscal 2006, $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009 and $0.3 million in fiscal 2010.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2006	September 30, 2005
		As Previously Reported	Adjustment	Restated(1)
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$6,716	$4,094	$400	$4,494
Accrued restructuring expenses, current portion (Note 6)	950	1,235	—	1,235
Accrued third party consulting fees	1,785	521	—	521
Accrued income, sales and other taxes	2,857	1,156	—	1,156
Other accrued liabilities	1,473	1,896	—	1,896
	$13,781	$8,902	$400	$9,302

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

NOTE 5—ACQUISITIONS

The operating results of KiQ Limited (“KiQ”) have been included in the condensed consolidated financial statements since the acquisition date of December 21, 2004. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the nine months ended June 30, 2005 as if the acquisition of KiQ had occurred on October 1, 2004, after giving effect to purchase accounting adjustments. The purchased in-process research and development expense of $1.9 million has not been included in the pro forma results of operations for the nine months ended June 30, 2005 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

Nine Months Ended June 30, 2005
(restated)
Pro forma adjusted total revenue	$63,363
Pro forma adjusted net loss	$(12,829)
Pro forma adjusted net loss per share—basic and diluted	$(0.17)
Pro forma weighted average shares—basic and diluted	75,956

NOTE 6—RESTRUCTURING

Restructuring Costs
 Through September 30, 2005, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefit termination costs related to the reductions in workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. We account for each of these costs in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” or previous guidance under EITF 94-3.

Retroactive application of SFAS 146 to periods prior to January 1, 2003 was prohibited and, accordingly, the accrual relating to facilities approved under a plan prior to the effective date of SFAS 146 continues to be accounted for in accordance with the guidance of EITF 94-3. The accrual for such facilities does not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.
 .

For each of the periods presented herein, restructuring charges consist solely of:

• Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

• Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned space under lease, net of estimated sublease income and planned company occupancy.

As of June 30, 2006, the total restructuring accrual of $2.3 million consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and termination	$31	$—	$31
Excess facilities	919	1,331	2,250
Total	$950	$1,331	$2,281

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2006.

Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York City. The amount of the note payable is $0.2 million and is payable in quarterly installments through June 2011. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Payments
2006 (remaining three months)	$114
2007	891
2008	351
2009	357
2010	364
Thereafter	173
Total	$2,250

Year Ended September 30, 2005 Restructuring

In May 2005, the Company announced that it had appointed a task force to improve profitability and control expenses (the “Profitability Task Force”). The goal of the Profitability Task Force was to create better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well as the organization model to flatten management levels, to review the Company’s product lines, and to enhance the Company’s business model for profitability and operating leverage. As a result of the work of the Profitability Task Force, management undertook an approximate 10% reduction in the Company’s workforce, and in July 2005 affected employees were notified. In connection with this action, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Benefits
Reserve balance at September 30, 2005	$469
Non-cash	(0)
Cash paid	(438)
Reserve balance at June 30, 2006	$31

Nine Months Ended September 30, 2004 and Prior Restructurings

During fiscal year 2002, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction, and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted in a more responsive management structure. As part of these restructuring programs, we recorded workforce reduction expenses relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, we accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities associated with lease terminations and non-cancelable lease costs. This expense is net of estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.9 million.

The following table summarizes the activity related to the restructuring for the nine months ended June 30, 2006 (in thousands):

Facilities
Reserve balance at September 30, 2005	$2,497
Cash paid	(247)
Reserve balance at June 30, 2006	$2,250

Ness Technologies

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years. Chordiant and Ness agreed to extend the agreement until December 14, 2007. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. The maximum termination fee was initially equal to three months of certain fees, declining to zero after 30 months. On June 16, 2004, March 15, 2005, January 30, 2006, and May 30, 2006, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without termination fee. The remaining minimum purchase commitments under these agreements, if Chordiant was to cancel the contracts, was approximately $1.0 million at June 30, 2006. In addition to service agreements, we have also guaranteed certain equipment lease obligations of Ness (See Notes 8 and 9).

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation. Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, revenue from Infogain was $0.2 million and $0.3 million for three and nine months ended June 30, 2006, respectively. Cost of goods for services provided to Infogain was $0.5 for the three and nine months ended June 30, 2006, respectively. Accounts receivable from Infogain as of June 30, 2006 and September 30, 2005 was $0.2 million and less than $0.1 million, respectively. Payments made to Infogain Corporation for the nine months ended June 30, 2006 was $0.6 million, and the corresponding accounts payable balance at June 30, 2006 was $0.1 million.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was $0.1 million and $0.2 million for the three and nine months ended June 30, 2006. Accounts receivable from Covad was zero and less than $0.1 million as of June 30, 2006 and September 30, 2005, respectively.

In January 2005, David A. Weymouth became a director of the Company. Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was $0.6 million and $6.6 million for the three and nine months ended June 30, 2005. Accounts receivable as of September 30, 2005 was approximately $0.3 million. In July 2005, Mr. Weymouth terminated his relationship with Barclay’s Group and became an associate with Deloitte & Touche LLP, a provider of tax services to the Company during 2005.

NOTE 8—BORROWINGS

Revolving line of credit

Our revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to (i) maintain at least a $5.0 million cash balance in Comerica Bank accounts, (ii) maintain a minimum quick ratio of 2.00 to 1.00, and (iii)  subordinate any debt issuances subsequent to the effective date of the agreement, and to comply with certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. The Company failed to timely file its periodic report on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006. The line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007.

The revolving line of credit contains a provision of up to $5.0 million for issuances of standby commercial letters of credit.

As of June 30, 2006, we had utilized $1.2 million of the standby commercial letter of credit limit of which $0.7 million serves as collateral for computer equipment leases for Ness (see Notes 6 and 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of June 30, 2006, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of June 30, 2006, there was no outstanding balance on our revolving line of credit.

Prior to the March 2006 amendment, advances were available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceeded $2.0 million, then subsequent advances could not exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. As of March 2006, advances are available on a non-formula basis up to $5.0 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

We lease our facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of June 30, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2006 (remaining three months)	$57	$862	$(61)	$801
2007	97	3,429	—	3,429
2008	—	2,977	—	2,977
2009	—	2,242	—	2,242
2010	—	1,678	—	1,678
Thereafter	—	2,062	—	2,062
Total minimum payments	$154	$13,250	$(61)	$13,189
Less: amount representing interest	(4)
Present value of minimum lease payments	150
Less: current portion of capital lease obligations	(150)
Capital lease obligations, non-current	$—

Operating lease payments in the table above include approximately $3.1 million, net of sublease income receivable under existing subleases, for operating lease commitments for facilities that are included in restructuring charges. See Note 6, Restructuring, for a further discussion.

In conjunction with our agreement with Ness (see Notes 6 and 8), Ness may procure equipment to be used in performance of certain services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.7 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability of less than $0.1 million equal to the estimated fair value of the guarantee was included in accrued expenses at June 30, 2006.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 13. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agree to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of June 30, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of June 30, 2006.

NOTE 10—LITIGATION

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." The Court has ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of Plaintiffs' rehearing petition to the Second Circuit. Accordingly, the Court's decision on final approval of the settlement remains pending.

If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.
In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries. The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them. The Company has not formed a view of whether the Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe such patents, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were required to settle such a claim, it could be extremely costly.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 11—STOCK OPTION AND EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (“2005 Plan”) was approved at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan (the “1999 Plan”) and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, restricted stock awards, and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. However, during the stock option review, it was discovered that some options granted had the option price less than the fair market value of the shares on the date of grant. Under the 2005 Plan, stock options generally vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 1.2 million shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increases the number of shares available for issuance by 5.5 million shares of common stock from an aggregate total of approximately 1.2 million shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 6.7 million shares available for future grant and issuance under the 2005 Plan. As of June 30, 2006, there were approximately 4.8 million shares reserved for future issuance and approximately 7.4 million options that were outstanding under the 2005 Plan. In January 2007, the Board amended the plan to increase the number of shares reserved for future issuance by 4.0 million shares. This amendment will be submitted to the stockholders for their approval at the 2007 annual meeting of stockholders.

2000 Nonstatutory Equity Incentive Plan

In March 2000 the Board adopted the 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan is not required and has not been obtained by us. The 2000 Plan was in effect as of June 30, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 0.9 million shares to 2.4 million shares and then to 4.4 million shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock) and consultants who meet certain eligibility requirements. In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan.

As of June 30, 2006, there were approximately 2.0 million shares subject to outstanding stock option grants, less than 0.1 million shares of unvested restricted stock, and approximately 0.3 million shares available for future grant and issuance (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

1999 Equity Incentive Plan

The 1999 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but are typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. As of September 27, 2005, approximately 1.2 million available shares under the 1999 Plan were added to the share reserve of the 2005 Plan. No additional stock options will be granted under the 1999 Plan subsequent to September 27, 2005. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to the exercise or settlement are added to the share reserve of the 2005 Plan and become available for issuance under the 2005 Plan.

1999 Non-Employee Director Option Plan

The 1999 Non-Employee Director Stock Option Plan (“Director Plan”) was adopted by the Board of Directors and became effective on the date of the initial public offering. The Director Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of common stock to each new non-employee director on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares, for each committee they serve on, on the day after each annual meeting of the stockholders. As of June 30, 2006, approximately 1.2 million shares of common stock have been reserved for issuance and 0.3 million are outstanding under the Director Plan. The amount reserved under the 1999 Director Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under director plan during the prior twelve month period. This automatic increase is subject to reduction by the Board of Directors. Under the terms of the Director Plan, option prices may not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. . In January 2007, the Board amended and restated the Director Plan to decrease the number of shares reserved for future issuance to 0.75 million shares and to eliminate the automatic increase provision. The adoption of the amended and restated Director plan will be submitted to the stockholders for their approval at the 2007 annual meeting of stockholders.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchas Plan (“ESPP”) was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees may have up to 15% of their earnings withheld to be used to purchase shares of our Common Stock at 85% of the lower of the fair market value of the Common Stock on the commencement date of each nine-month offering period or the specified purchase date. The amount reserved under the 1999

ESPP automatically increases on October 1st of each year by the greater of (1) 2% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors. Notwithstanding the foregoing, the aggregate number of shares that may be sold under the 1999 ESPP shall not exceed 13 million shares. There were no purchases of common stock under the ESPP for the three and nine months ended June 30, 2006 and 2005, as the plan is currently suspended. At June 30, 2006, approximately 3.6 million shares are available for future issuances under this plan. In January 2007, the Board amended the 1999 ESPP to reduce the number of shares available for future issuance to 1,000,0000.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2005	8,119	8,461	$2.28
Authorized	305	—	—
Options granted	(3,667)	3,667	$3.06
Restricted stock granted	(325)	—	—
Options exercised	—	(855)	$1.80
Cancellation of unvested restricted stock	446	—	—
Options cancelled	1,472	(1,472)	$2.93
Balance at June 30, 2006	6,350	9,801	$2.50

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Closing Price at 06/30/2006 of $3.03)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (Closing Price at 06/30/2006 of $3.03)
$0.14-0.97	1,431	4.23	$0.72	$3,305	1,420	$0.72	$3,283
1.00-1.52	1,102	6.47	1.11	2,115	944	1.13	1,797
1.64-1.80	1,361	7.06	1.71	1,792	1,011	1.74	1,317
1.83-2.97	1,495	7.55	2.59	656	779	2.66	287
2.99-3.12	1,433	9.41	3.01	42	194	3.01	5
3.13-3.35	1,493	9.42	3.22	—	163	3.22	—
3.36-18.00	1,486	7.48	4.63	—	1,046	4.88	—
$0.14-18.00	9,801	7.42	$2.50	$7,910	5,567	$2.18	$6,689

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.03 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was approximately 4.3 million. The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $0.5 million and $1.2 million, respectively, and $0.1 million and $0.3 million for the three and nine months ended June 30, 2005, respectively. The fair value of options vested was $2.5 million and $4.5 million for the three and nine months ended June 30, 2006, respectively, and $2.7 million and $4.9 million for the three and nine months ended June 30, 2005, respectively. As of June 30, 2006, total unrecognized compensation costs related to non-vested stock options was $4.7 million, which is expected to be recognized as expense over a weighted-average period of approximately 18 months.

We had 1.2 million unvested restricted stock awards as of June 30, 2006, which were excluded from the preceding tables. The total fair value of the unvested restricted stock awards at grant date was $2.9 million. Aggregate intrinsic value of the unvested restricted stock awards at June 30, 2006 was $3.8 million. During the three and nine months ended June 30, 2006, approximately 0.5 million and 0.9 million shares vested related to restricted stock awards, respectively. There were approximately 0.2 million and 0.3 million shares of restricted stock awarded during the three months and nine months ended June 30, 2006, respectively. The weighted average fair value at grant date of the unvested restricted stock awards was $2.33 as of June 30, 2006. As of June 30, 2006, total unrecognized compensation costs related to unvested restricted stock awards was $1.3 million which is expected to be recognized as expense over a weighted average period of approximately 16 months.

We settle stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for the three and nine months ended June 30, 2006 and 2005, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006 (under SFAS 123(R))	2005 (under SFAS 123 / APB 25)	2006 (under SFAS 123(R))	2005 (under SFAS 123 / APB 25)
		(restated)(1)		(restated)(1)
Stock-based compensation expense:
Cost of revenues - service	$92	$176	$176	$468
Sales and marketing	571	222	1,907	530
Research and development	124	227	252	559
General and administrative	669	114	1,359	303
Total stock-based compensation expense	$1,456	$739	$3,694	$1,860

The table below reflects net loss and basic and diluted net loss per share as if the fair value recognition provision of SFAS 123 had been applied for the three and nine months ended June 30, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
	(restated)(1)	(restated)(1)
Net loss—as reported	$(3,510)	$(14,303)
Add: Stock-based compensation included in reported net loss	739	1,860
Less: Stock-based compensation expense determined under fair value method	(947)	(3,503)
Net loss—pro forma	$(3,718)	$(15,946)
Basic and diluted net loss per share—as reported	$(0.05)	$(0.19)
Basic and diluted net loss per share—pro forma	$(0.05)	$(0.22)
Weighted average shares	75,080	73,966

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $2.17 and $0.93 per share, respectively, and for the nine months ended June 30, 2006 and 2005 was $2.02 and $1.16, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Expected lives in years	3.9	2.5	3.9	2.5
Risk free interest rates	5.1%	3.6%	4.8%	3.2%
Volatility	86%	81%	89%	85%
Dividend yield	0%	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and nine months ended June 30, 2006 was based on our historical forfeiture experience. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three and nine months ended June 30, 2005, we accounted for forfeitures as they occurred. For options granted prior to October 1, 2005 and valued in accordance with SFAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

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

NOTE 12—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
License revenue:
Enterprise solutions	$8,517	$8,613	$23,631	$22,960
Marketing solutions	1,031	489	6,196	1,719
Decision management solutions	709	126	2,761	350
Total	$10,257	$9,228	$32,588	$25,029

The following table summarizes service revenues consisting of consulting assistance and implementation, customization and integration, training, certain reimbursable out-of-pocket expenses by product emphasis and post-contract customer support (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30
	2006	2005	2006	2005
Service revenue:
Enterprise solutions	$11,846	$9,781	$30,244	$29,591
Marketing solutions	3,481	2,450	9,896	7,493
Decision management solutions	1,442	162	3,128	356
Total	$16,769	$12,393	$43,268	$37,440

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
North America	$16,070	$13,406	$48,173	$31,046
Europe	10,956	8,215	27,683	31,423
Total	$27,026	$21,621	$75,856	$62,469

Contained within the results for Europe are revenues from the United Kingdom of $8.2 million and $6.3 million for the three months ended June 30, 2006 and 2005, respectively, and $18.3 million and $24.7 million for the nine months ended June 30, 2006 and 2005, respectively.

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	June 30, 2006	September 30, 2005
North America	$1,830	$1,579
Europe	777	900
Total	$2,607	$2,479

NOTE 13—SUBSEQUENT EVENTS

Delinquent SEC Filings/Delisting

Subsequent to June 30, 2006, the Company failed to file certain required reports with the SEC on a timely basis. As a result, the NASDAQ Listing Qualifications Department notified us that we were not in compliance with the requirements of NASDAQ Marketplace Rule 431(c)(14) and began delisting proceedings. We appealed this delisting proceeding and received a written notification from the staff of the NASDAQ Stock Market stating that the NASDAQ Listing Qualifications Panel has granted the Company’s request for continued listing on the NASDAQ Stock Market, subject to the condition that the Company shall file its Form 10-Q for the quarter ended June 30, 2006, and any required restatements and its Form 10-K for the fiscal year ended September 30, 2006 and any required restatements, by February 12, 2007.

Status of SEC Review

In July 2006, the SEC commenced an investigation into our historical stock option grant practices. In November 2006, a representative of the Audit Committee and its advisors met with the enforcement staff of the SEC and provided them with a report of the Audit Committee’s investigation and findings. In January 2007, the enforcement staff of the SEC notified the Company that its investigation had been terminated and no enforcement action had been recommended to the Commission.

Derivative Lawsuit

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.).  On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.).  Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors.   On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint.  The consolidated complaint was filed on January 11, 2007.  The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options.  The Company's response to the complaint is due on February 28, 2007.

Company Reorganization

On October 25, 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of services resources worldwide, an elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain-based sales and pre-sales teams.

The restructuring plan included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe. The plan was committed to on October 24, 2006, and employees were begun to be notified on October 25, 2006.

The Company estimates that it will record pre-tax cash restructuring charges, in the first quarter of fiscal year 2007 of approximately $1.9 to $2.1 million for severance costs, between $4.0 million to $4.8 million for exiting excess facilities, and $0.1 million for other charges. The facilities are subject to operating leases expiring thru 2010. As part of consolidating excess facilities, the Company entered into a new lease in the United Kingdom for a 5 year term with expected lease payments of $1.8 million over the life of the lease. The Company anticipates that between $5.2 million to $6.2 million of the charge will result in cash expenditures of which the majority will be severance paid in cash during the first quarter of fiscal year 2007.

Departure of Chairman of the Board

On November 30, 2006, the Company’s Board of Directors accepted the resignation of Samuel Spadafora, as Chairman of the Board and his retirement as the Chief Strategy Officer of the Company. The Board of Directors appointed Steven R. Springsteel, the Company's President and Chief Executive Officer, as the Chairman of the Board.

Reverse Stock Split

On December 13, 2006, the Company announced that the Board of Directors had approved a reverse stock split of common stock such that each outstanding two and a half shares of common stock would be combined into and become one share and that it will seek stockholder approval of the reverse stock split at a special meeting of stockholders on February 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2006 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

The information below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note” immediately preceding Part I and in Note 3, “Restatement of Previously Issued Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Overview

As an enterprise software vendor, we generate substantially all of our revenues from the financial services, telecommunications, and retail industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through our fiscal year 2005 and appears to have had a favorable impact, specifically in information technology spending. For the three and nine months ended June 30, 2006, total revenues increased 25% and 21%, respectively, from the three and nine months ended June 30, 2005. For the twelve months ended September 30, 2005, total revenues also increased approximately 4% from the twelve months ended September 30, 2004.

Stock-based Compensation Expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to employee stock options (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $1.5 million which consisted of stock-based compensation expense related to employee stock options of $1.1 million and stock-based compensation expense related to restricted stock awards of $0.4 million. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended June 30, 2006 was $3.7 million which consisted of stock-based compensation expense related to employee stock options of $2.0 million and stock-based compensation expense related to restricted stock awards of $1.7 million.

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

The weighted-average estimated value of employee stock options granted during the three and nine months ended June 30, 2006 was $2.17 and $0.93 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Expected lives in years	3.9	2.5	3.9	2.5
Risk free interest rates	5.1%	3.6%	4.8%	3.2%
Volatility	86%	81%	89%	85%
Dividend yield	0%	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions for volatility, expected term and risk-free rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123( R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for three and nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Financial Trends

Backlog. An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. As of June 30, 2006, we had approximately $28.9 million in backlog, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

• software license orders which have yet to be accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes both unbilled amounts plus billed amounts classified as deferred revenue;

• deferred revenue from customer support contracts;

• consulting service orders representing the unbilled remaining balances of consulting contracts not yet completed or delivered, plus deferred consulting revenue; and

• education orders for services not yet completed or delivered.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period and except for items included in non-current deferred revenue, backlog is generally recognizable as revenue within a twelve month period. There are many factors that would impact Chordiant’s conversion of backlog as recognizable revenue, such as Chordiant’s progress in completing projects for its customers, Chordiant’s customers meeting anticipated schedules for customer-dependent deliverables and customers increasing the scope or duration of a contract causing license revenue to be deferred for a longer period of time.

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at any time in the future, or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Product Development. Chordiant has entered into several product co-development arrangements with its customers. These projects relate to software products that were in various stages of development prior to the consummation of the individual arrangements. Upon the completion of the software, the Company intends to license these products to other customers. License revenue relating to these arrangements will be deferred until the delivery of the final products, provided all other requirements of

SOP 97-2 are met. Expenses associated with these co-development arrangements are expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. The accounting for these transactions differs from the percentage of completion or the completed contract methods, as expenses are recognized in the period incurred and no revenue is recognized until the final product is delivered. As of June 30, 2006, license fees aggregating approximately $5.3 million associated with two arrangements had been deferred. We expect that the larger of these two transactions to be delivered to the customer in September 2006. We expect that research and development costs will increase as the volume of co-development activities increase.

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 96% for both the three months ended June 30, 2006 and 2005, respectively, and 96% and 97% for the nine months ended June 30, 2006 and 2005, respectively. The decrease in gross margins is primarily related to the amortization expense associated with capitalized software development costs pertaining to a banking product. We expect aggregate license gross margins on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products. The banking product that was completed during the year ended September 30, 2005 also has higher royalties than other products.

Gross margins on service revenues were 47% and 41% for the three months ended June 30, 2006 and 2005, respectively, and 46% and 40% for the nine months ended June 30, 2006 and 2005, respectively. The increase in gross margins for the three and nine month period ending June 30, 2006 is primarily due to improved service utilization rates in the U.S. In addition, margins increased as a result of the company switching to lower cost third party service providers and an increase in higher margin post-contract customer support revenues. Margins are also negatively impacted during, and immediately following, periods in which service department headcounts increase, as resources are not immediately billable.

Service revenues. Service revenues as a percentage of total revenues were 62% and 57% for the three months ended June 30, 2006 and 2005, respectively, and 57% and 60% for the nine months ended June 30, 2006 and 2005, respectively. We expect that service revenues will represent between 50% and 60% of our total revenues in the foreseeable future.

Revenues from international customers versus North America revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended June 30, 2006 and 2005, international revenues were $11.0 million and $8.2 million, or approximately 41% and 38% of our total revenues, respectively. For the nine months ended June 30, 2006 and 2005, international revenues were $27.7 million and $31.4 million, or approximately 36% and 50% of our total revenues, respectively We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended June 30, 2006 and 2005, North America revenues were $16.1 million and $13.4 million, or approximately 59% and 62% of our total revenues, respectively. For the nine months ended June 30, 2006 and 2005, North America revenues were $48.2 million and $31.0 million, or approximately 64% and 50% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. Large customers have become more willing to invest in new enterprise infrastructure projects. We believe North America revenues will continue to represent an increasing portion of our total revenues in future year-to-date periods.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. Significant professional services are included in general and administrative costs relating to efforts to comply with the Sarbanes-Oxley Act of 2002. For the three and nine months ended June 30, 2006, these costs were $0.5 million and $0.1.0 million, respectively. For the three and nine months ended June 30, 2005, these costs were $0.9 million and $3.3 million, respectively. We expect these costs to continue for the year ended September 30, 2006. While these costs are expected to decline as compared to the costs incurred for the year ended September 30, 2005, the level and timing of the decline is uncertain.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of stock based compensation, the valuation of goodwill and intangible assets, the valuation of deferred tax assets, restructuring costs, contingencies, vendor specific objective evidence (“VSOE”) of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

 • Stock-based compensation expense;

• Accounting for income taxes;

• Valuation of long-lived and intangible assets and goodwill;

• Restructuring costs; and

• Determining functional currencies for the purposes of consolidating our international operations.

Revenue recognition. We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in increased operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

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

For contracts involving products that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP No. 97-2.

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

The percentage-of-completion method is applied when we have the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the changes as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenues based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when we are unable to obtain reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under SFAS 86 and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

Revenue from subscription or term license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products or maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

In situations in which we are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription ratably over the term of the subscription period.

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

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If a transaction includes extended payment terms, we recognize revenue as the payments become due and payable.

Allowance for doubtful accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $22.4 million with an allowance for doubtful accounts of $0.1 million as of June 30, 2006. Our gross accounts receivable balance was $19.2 million with an allowance for doubtful accounts of $0.2 million as of September 30, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date bad debts have not been material and have been within management’s expectations.

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

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior options grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note: immediately preceding Item 1 and Note 3-“Restatement of Previously Issued Condensed Consolidated Financial Statements” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of June 30, 2006, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits. Deferred tax assets have been fully reserved for in all periods presented.

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

Restructuring costs. During fiscal years 2005, 2003, and the nine months ended September Ended September 30, 2004, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At June 30, 2006, approximately $23.3 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Prior to June 30, 2005, the settlement of accumulated intercompany loans and advances was not planned or anticipated. Loans and advances made subsequent to this date are anticipated as cash balances may need to be transferred between entities. Exchange gains or losses on these intercompany balances are reflected in the statement of operations.

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results..

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings; accordingly, the Company expects to adopt this standard in its fiscal year commencing October 1, 2007. The Company is currently evaluating the effects of implementing this new standard.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (EITF 06-3), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

 In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected the alternative transition method as described in the FSP.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results

In December 2004, the FASB issued FSP No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has evaluated the impact of the repatriation provisions and has determined that it will not have a material impact on its consolidated financial statements.

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited condensed consolidated statements of operations data for the periods indicated. This information has been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006		2005		2006		2005
			(restated)(1)				(restated)(1)
Statements of Operations Data:
Revenues:
License	$10,257	38%	$9,228	43%	$32,588	43%	$25,029	40%
Service	16,769	62	12,393	57	43,268	57	37,440	60
Total revenues	27,026	100	21,621	100	75,856	100	62,469	100
Cost of revenues:
License	398	2	337	2	1,360	2	702	1
Service	8,965	33	7,311	34	23,217	31	22,456	36
Amortization of intangible assets	303	1	303	1	908	1	765	1
Total cost of revenues	9,666	36	7,951	37	25,485	34	23,923	38
Gross profit	17,360	64	13,670	63	50,371	66	38,546	62
Operating expenses:
Sales and marketing	7,976	29	7,275	34	24,876	33	21,678	35
Research and development	7,780	29	5,421	25	18,159	24	15,600	25
General and administrative	4,842	18	4,679	21	14,806	19	13,812	22
Amortization of intangible assets	—	—	—	—	—	—	118	—
Purchased in-process research and development	—	—	—	—	—	—	1,940	3
Restructuring expense (benefit)	—	—	—	—	—	—	(96)	—
Total operating expenses	20,598	76	17,375	80	57,841	76	53,052	85

Loss from operations	(3,238)	(12)	(3,705)	(17)	(7,470)	(10)	(14,506)	(23)
Interest income, net	329	1	147	1	809	1	539	1
Other income (expense), net	(623)	(2)	186	1	(536)	(1)	(43)	—
Loss before income taxes	(3,532)	(13)	(3,372)	(15)	(7,197)	(10)	(14,010)	(22)
Provision for income taxes	150	1	138	1	441	—	293	1
Net loss	$(3,682)	(14)%	$(3,510)	(16)%	$(7,638)	(10)%	$(14,303)	(23)%

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Comparison of the Three and Nine Months Ended June 30, 2006 and 2005 (Unaudited)

Revenues

Total revenues increased $5.4 million, or 25%, to $27.0 million for the three months ended June 30, 2006 compared to $21.6 million for the three months ended June 30, 2005. This increase was primarily due to a $4.2 million increase in service revenue for the three months ended June 30, 2006. Total revenues increased $13.4 million, or 21%, to $75.9 million for the nine months ended June 30, 2006 compared to $62.5 million for the nine months ended June 30, 2005. This increase was primarily due to a $7.6 million increase in license revenue and a $5.8 million increase in services revenue.

The following summarizes the components of our total revenues:

License Revenue

The following table sets fourth our license revenues in terms of absolute dollars by product emphasis for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%
License:
Enterprise solutions	$8,517	$8,613	$(96)	(1)%	$23,631	$22,960	$671	3%
Marketing solutions	1,031	489	542	111	6,196	1,719	4,477	260
Decision management solutions	709	126	583	463	2,761	350	2,411	689
Total license revenue	$10,257	$9,228	$1,029	11%	$32,588	$25,029	$7,559	30%

Total license revenues increased by 11% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to timing of revenues recognized under percentage-of-completion method of accounting. The timing and amount of revenue recognized is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts.

Total license revenues increased by 30% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to two term licenses sold to the same customer during the nine months ended June 30, 2006. The first term license was sold in the period ending March 31, 2006 and after its expiration a second term license was sold in the period ending June 30, 2006. The two term licenses totaled $7.5 million and are non-cancelable, non-refundable and provided on an un-supported basis; accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements. These term licenses were negotiated with the customer as single, discrete arrangements for purposes of evaluating and testing the software. At the conclusion of the second license term, there were no assurances that any new agreements would be consummated with this customer.

Enterprise solution license revenue decreased by 1% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to the completion of a significant implementation project in the previous quarter. Marketing solution license revenue increased 111% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to a large term license being sold in the June 2006 quarter to a U.S. customer that contained marketing solution components. Decision management solution license revenue increased 463% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily related to a large term license being sold in the June 2006 quarter to a U.S. customer that contained decision management solution components.

Enterprise solution license revenue increased 3% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to two significant term license being sold to a U.S. customer during fiscal year 2006. Marketing solution license revenue increased 260% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to an increase in the average order size of marketing solution transactions being completed in the nine months ended June 30, 2006 when compared to the same period of 2005. Decision management solution license revenue increased 689% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to two significant term license transactions being sold to a U.S. customer during fiscal year 2006 that contained decision management solution components.

Service Revenue

Service revenues are primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, and certain reimbursable out-of-pocket expenses. The following table sets fourth our service revenues by product emphasis in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%
Service:
Enterprise solutions	$11,846	$9,781	$2,065	21%	$30,244	$29,591	$653	2%
Marketing solutions	3,481	2,450	1,031	42	9,896	7,493	2,403	32
Decision management solutions	1,442	162	1,280	790	3,128	356	2,772	779
Total service revenue	$16,769	$12,393	$4,376	35%	$43,268	$37,440	$5,828	16%

Total service revenues increased by 35% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to increases in consulting, post-contract support and training revenue.

Total service revenues increased by 16% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to increases in post-contract support services and training revenue.

Service revenues for enterprise solutions increased 21% from the three months ended June 30, 2005 to the three months ended June 30, 2006 due to increased implementation services at two U.S. customers in the June 2006 period. Service revenues for marketing solutions increased 42% from the three months ended June 30, 2005 to the three months ended June 30, 2006 due to an increase in marketing solution licenses sold that involved significant consulting services. Service revenues for decision management solutions increased 790% from the three months ended June 30, 2005 to the three months ended June 30, 2006 due to an increase in decision management solution licenses sold that involved significant consulting services.

Service revenues for enterprise solutions remained relatively stable and increased 2% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006. Service revenues for marketing solutions increased 32% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006 primarily due to an increase in post-contract support revenue resulting from an increase in new licenses. Service revenues for decision management solutions increased 779% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006 primarily due to an increase in consulting service revenue associated with the increase in decision management solution licenses sold during the nine months ended June 30, 2006.

Cost of revenues

Licenses

Cost of license revenues includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million. Amortization of these costs is expected through 2008. The following table sets fourth our cost of license revenues in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%

Cost of license revenues	$398	$337	$61	18%	$1,360	$702	$658	94%
Percentage of total revenues	2%	2%			2%	1%

Total cost of license revenues increased by 18% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to the 11% increase in license revenue.

Total cost of license revenues increased by 94% from the nine months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to the nine months ending June 30, 2006 including $0.7 million of amortization expense associated with capitalized software development costs pertaining to a banking product. This product was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million. Amortization of these costs is expected through 2008.

Services

Cost of service revenues consists primarily of personnel, third-party consulting, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, post-contract customer support services. The following table sets fourth our cost of service revenues in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%
		(Restated)(1)				(Restated)(1)
Cost of service revenues	$8,965	$7,311	$1,654	23%	$23,217	$22,456	$761	3%
Percentage of total revenues	33%	34%			31%	36%

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Cost of service revenues increased by 23% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to a $0.6 million increase in travel related expense associated with customer implementation projects, a $0.4 million increase in payroll related expense associated with an increase in headcount, a $0.1 million increase in consulting expense to supplement company resources on customer implementations, a $0.3 million increase in facility and equipment related costs and a $0.2 million increase in recruiting expense associated with the increase in employee headcount.

Cost of service revenues increased by 3% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to a $0.5 million increase in recruiting expense related to an increase in headcount, a $0.5 million increase in facility and equipment related costs, a $0.2 million increase in travel related expense associated with customer implementation projects, and a $0.1 million increase in payroll related expense associated with an increase in headcount, offset by a $0.5 million decrease in consulting expense.

Amortization of intangible assets

Amortization of intangible assets consists primarily of the amortization of amounts paid for developed technologies, customer lists and tradenames resulting from business acquisitions. The following table sets fourth our costs associated with amortization of intangible assets in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%

Amortization of intangible assets	$303	$303	$-	0%	$908	$765	$143	19%
Percentage of total revenues	1%	1%			1%	1%

Amortization of intangible assets increased by 19% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, primarily due to the acquisition of KiQ. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. Amortization of intangible assets attributable to the acquisition of KiQ of $0.3 million per quarter will be expensed through December 2009. The amortization expense in the nine months ended June 30, 2005 included intangibles associated with the 2002 acquisition of OnDemand. These intangible assets became fully amortized in March 2005.

Operating expenses

Sales and marketing

Sales and marketing expenses is composed primarily of costs associated with promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets fourth our sales and marketing expenses in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%
		(Restated)(1)				(Restated)(1)
Sales and marketing costs	$7,976	$7,275	$701	10%	$24,876	$21,678	$3,198	15%
Percentage of total revenues	29%	34%			33%	35%

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Sales and marketing expenses increased by 10% from the three months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to a $0.5 million increase in payroll and related costs mainly related to stock compensation expense, a $0.2 million increase in legal costs related to employee severance matters, a $0.1 million increase in travel expense related to customer sales calls, and a decrease of $0.1 million in consulting costs.

Sales and marketing expenses increased by 15% from the nine months ended June 30, 2005 to the three months ended June 30, 2006, primarily due to a $2.4 million increase in payroll and related costs mainly related to stock compensation expense, a $0.3 million increase related to the annual sales meeting and trade shows, a $0.2 million increase in legal costs related to employee severance matters, a $0.2 million increase in marketing events, a $0.2 million increase in travel expenses related to customer sales calls, and a decrease of $0.1 million in recruiting services.

Research and development

Research and development expenses is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, the cost of software and development tools and equipment and consulting costs, including costs for offshore consultants. The following table sets fourth our research and development expenses in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%
		(Restated)(1)				(Restated)(1)
Research and development costs	$7,780	$5,421	$2,359	44%	$18,159	$15,600	$2,559	16%
Percentage of total revenues	29%	25%			24%	25%

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Research and development expenses increased by 44% from the three months ended June 30, 2005 to the three months ended June 30, 2006. During the three months ended June 30, 2005, $0.3 million of salaries and fringe benefits were capitalized in connection with the development of a banking product. Therefore, adding back the capitalized costs results in an increase in research development costs of $2.1 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase of $2.1 million is primarily related to an increase in outsourced research and development expenses associated with a co-development product and to serve as replacements for a decrease in company research and development headcount.

Research and development expenses increased by 16% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006. During the nine months ended June 30, 2005, $1.0 million of salaries and fringe benefits were capitalized in connection with the development of a banking product. Therefore, adding back the capitalized costs results in an increase in research development costs of $1.6 million for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The increase of $1.6 million is primarily related to an increase in outsourced research and development expenses associated with a co-development product and to serve as replacements for a decrease in company research and development headcount. The development of the banking product was completed in July 2005 and no costs were capitalized during the three or nine months ended June 30, 2006.

General and administrative

General and administrative expenses is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal and finance personnel). These costs consist primarily of employee salaries, bonuses, stock compensation expense, benefits, facilities, consulting costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) consultants. The following table sets fourth our general and administrative expenses in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%
		(Restated)(1)				(Restated)(1)
General and administrative costs	$4,842	$4,679	$163	3%	$14,806	$13,812	$994	7%
Percentage of total revenues	18%	21%			19%	22%

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

General and administrative expenses increased by 3% from the three months ended June 30, 2005 to the three months ended June 30, 2006. This increase is due to an increase in payroll and related costs of $1.2 million, an increase in stock compensation expense of $0.6 million offset by a reduction in consulting expense of $1.2 million and a reduction in facility and related costs of $0.6 million. Consulting expense decreased and payroll increased as the result of decreased SOX and other finance consultant costs as these resources were replaced with permanent employees.

General and administrative expenses increased by 7% from the nine months ended June 30, 2005 to the nine months ended June 30, 2006.The increase is primarily due to an increase in payroll and related expenses of $2.0 million associated with replacement of financial consultants with permanent employees, a $1.1 million increase in stock compensation expense related to the hiring of a new CEO and other general and administrative employees, $0.6 million increase in severance expenses for two executive officers of the company offset by a $2.7 million decrease for SOX and other financial consultants and a decrease of $0.2 million of expense associated facilities and equipment costs.

Amortization of intangible assets (included in operating expenses)

Amortization of intangible assets included in operating expenses consists primarily of the amortization of amounts paid for developed technologies, customer lists and tradenames resulting from business acquisitions. There was no amortization of intangible assets included in operating expenses for the three months ended June 30, 2006 and 2005. There was no amortization of intangible assets included in operating expenses for the nine months ended June 30, 2006 compared to less than $0.1 million for the nine months ended June 30, 2005. The amortization expense in the nine months ended June 30, 2005 is mainly attributable to the intangible assets associated with the acquisition of Prime Response in March 2001 which were fully amortized as of September 30, 2005.

Purchased in-process research and development

In-process research and development expenses represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because on the date of acquisition the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. There was no purchased in-process research and development expenses for the three months ended June 30, 2006 and 2005. There was no purchased in-process research and development expenses for the nine months ended June 30, 2006 compared to an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ for the nine months ended June 30, 2005.

Restructuring expenses (benefit)

There were no restructuring expenses for the three months ended June 30, 2006 and 2005. There were no restructuring expenses for the nine months ended June 30, 2006 compared to a benefit of $0.1 million for the nine months ended June 30, 2005. This benefit was the result of the company incurring lower severance payments than initially estimated as part of the original restructure expense.

Stock-based compensation (included in individual operating expense and cost of revenue categories)

The following table sets forth our stock-based compensation expense in terms of absolute dollars and functional breakdown for the three and nine months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		(restated)(1)		(restated)(1)
Cost of revenues - service	$92	$176	$176	$468
Sales and marketing	571	222	1,907	530
Research and development	124	227	252	559
General and administrative	669	114	1,359	303
Total operating expense	1,364	563	3,518	1,392
Total stock-based compensation expense	$1,456	$739	$3,694	$1,860

(1) - See Note 3 - “Restatement of Previously Issued Condensed Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

For the three months ended June 30, 2006, the aggregate stock-based compensation expense included in cost of revenues and in operating expenses was $1.5 million and primarily related to $1.1 million associated with employee stock options and $0.4 million associated with restricted stock awards.

For the nine months ended June 30, 2006, the aggregate stock-based compensation expense included in cost of revenues and in operating expenses was $3.7 million and primarily related to $2.0 million associated with employee stock options and $1.7 million associated with restricted stock awards.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash and cash equivalents offset by interest expense incurred in connection with capital equipment leases. The following table sets fourth our interest income, net, in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%

Interest income, net	$329	$147	$182	124%	$809	$539	$270	50%
Percentage of total revenues	1%	1%			1%	1%

Interest income, net increased by 124% and 50% from the three and nine months ended June 30, 2005 to the three and nine months ended June 30, 2006, respectively, primarily due to an increase in interest rates and a higher average cash and cash equivalent balance in our interest bearing accounts for the quarter ended June 30, 2006 in comparison to the quarter ending June 30, 2005.

Other income (expense), net

These gains and losses are primarily associated with foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets fourth our other income (expense), net in terms of absolute dollars for the three and nine months ended June 30, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	2005	Change	%	2006	2005	Change	%

Other income (expense), net	$(623)	$186	$(809)	(435)%	$(536)	$(43)	$(493)	(1,147)%
Percentage of total revenues	(2)%	1%			(1)%	-%

Other expense increased by 435% and 1,147% from the three and nine months ended June 30, 2005 to the three and nine months ended June 30, 2006, respectively, primarily due to a higher transaction loss associated with foreign currency fluctuations related to the continued weakening of the U.S. dollar against the Euro and the U.K. Pound Sterling.

Provision for income taxes

Our provision for income taxes was $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. Our provision for income taxes was $0.4 million and $0.3 million for the nine months ended June 30, 2006 and 2005, respectively. These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries and certain state taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. Our cash, cash equivalents, restricted cash and long-term restricted cash consist principally of money market accounts and certificates of deposit and totaled $43.2 million and $40.9 million at June 30, 2006 and September 30, 2005, respectively, an increase of $2.3 million.

Operating activities

Cash provided by operating activities was $0.7 million during the nine months ended June 30, 2006, which consisted primarily of our net loss of $7.6 million adjusted for non-cash items (primarily depreciation, amortization, and non-cash stock-based compensation expense) aggregating approximately $6.4 million and the net cash inflow effect from changes in assets and liabilities of approximately $1.9 million. This net cash inflow was primarily related to the timing of payments for vendor invoices and other accrued liabilities. This inflow was offset by an increase in accounts receivable primarily related to sales transactions that closed at the end of the quarter not allowing sufficient enough time within the quarter to collect the cash.

During the nine months ended June 30, 2005, cash used in operating activities was $10.4 million which consisted primarily of our net loss of $14.3 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the acquisition of KiQ, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $5.9 million and the net cash outflow effect from changes in assets and liabilities of approximately $2.0 million. This net cash outflow was primarily caused by payment of accounts payable and accrued expenses, increases in accounts receivable, offset by increases in deferred revenue. The increase in deferred revenue and accounts receivable is primarily attributable to two significant customer license agreements signed in the three month period ended June 30, 2005.

Investing activities

Cash provided by investing activities during the nine months ended June 30, 2006 was $0.8 million, primarily from proceeds from the release of restricted cash of $1.9 million offset by purchases of equipment and software of $1.0 million.

Cash used in investing activities during the nine months ended June 30, 2005 was $12.6 million, primarily related to the acquisition of KiQ at December 21, 2004. Cash used in investing activities also includes capitalized product development costs of $2.1 million and purchases of equipment and software of $0.6 million.

Financing activities

Cash provided by financing activities was $1.5 million and $0.2 million during the nine months ended June 30, 2006 and 2005, respectively. This increase was primarily related to proceeds from stock option exercises of $1.7 million and $0.3 million for the nine months ended June 30, 2006 and 2005, respectively. This increase was offset by payments on capital leases of $0.2 million and less than $0.1 million for the nine months ended June 30, 2006 and 2005, respectively.

Revolving line of credit

Our revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to (i) maintain at least a $5.0 million cash balance in Comerica Bank accounts, (ii) maintain a minimum quick ratio of 2.00 to 1.00, and (iii)  subordinate any debt issuances subsequent to the effective date of the agreement, and to comply with certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. The Company failed to timely file its periodic report on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006. The line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007.

The revolving line of credit contains a provision of up to $5.0 million for issuances of standby commercial letters of credit. As of June 30, 2006, we had utilized $1.2 million of the standby commercial letter of credit limit of which $0.7 million serves as collateral for computer equipment leases for Ness (see Notes 6 and 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of June 30, 2006, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of June 30, 2006, there was no outstanding balance on our revolving line of credit.

Prior to the March 2006 amendment, advances were available on a non-formula basis up to $2.0 million (non-formula portion); however, if advances exceeded $2.0 million, then subsequent advances could not exceed 80% of eligible accounts receivable balances, and the bank would hold a security interest in those accounts receivable. As of March 2006, advances are available on a non-formula basis up to $5.0 million.

Contractual obligations and off balance sheet arrangements

We have entered into an agreement with Ness, effective December 15, 2003, wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement had an initial term of three years. Chordiant and Ness agreed to extend the agreement until December 14, 2007. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India Ltd. has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.7 million in guarantee of Ness Technologies India, Ltd.’s financial commitments under the lease. Management believes that the likelihood of the performance of the guarantee being called is remote.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

Future payments due under lease obligations as of June 30, 2006 are as follows (in thousands):

Capital Leases	Capital Leases	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal Year Ended September 30:
2006 (remaining three months)	$57	$862	$(61)	$801
2007	97	3,429	—	3,429
2008	—	2,977	—	2,977
2009	—	2,242	—	2,242
2010	—	1,678	—	1,678
Thereafter	—	2,062	—	2,062
Total minimum payments	$154	$13,250	$(61)	$13,189

Our existing cash and cash equivalents balances may decline in future periods. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. In early 2007 we received $20.0 million associated with a customer license arrangement.If the global economy weakens, cash balances could be unfavorably imputed.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 13. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, defend, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no liabilities recorded for these liabilities as of June 30, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no liabilities recorded for these warranties as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of marketable securities and restricted cash that are subject to interest rate risk and average interest rate as of June 30, 2006 (in thousands):

	June 30, 2006	Fair Value
Restricted cash in short-term investments	$266	$266
Average interest rates	2.96%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our money market accounts. We invest our excess cash in money market accounts and certificates-of-deposits less than one year in maturity.

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 36% of total revenues for the nine months ended June 30, 2006. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than their respective local currencies. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations, adversely impacting overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At June 30, 2006, approximately $23.3 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, BDO Seidman, LLP and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors, and the independent auditors have free access to the Audit Committee.

 Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of June 30, 2006 were not effective.

In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

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

Background Findings and Restatement

As discussed in the Explanatory Note preceding Part I and in Note 3 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, the Company is restating certain of its previously filed financial statements.

In July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review focused on processes used to establish the option exercise prices and to obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes. The Audit Committee and its advisors reviewed the Company’s historical stock option grants and related accounting, including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and email communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

Although the Audit Committee did not find sufficient evidence to definitively support a conclusion that anyone acted with the requisite intent to commit an illegal act or an act of fraud, based on review of the facts surrounding stock option grants to officers, directors and employees during the Review Period, we have determined that the measurement dates used in the accounting for certain stock options granted during the Review Period required correction. The Audit Committee found:

•	There was a lack of oversight in the issuance and administration of the Company’s stock options.
•	There was poor record keeping in connection with the authorization and issuance of stock options.

•	Stock options were granted for which the Company can not provide evidence of authorization consistent with the terms of the applicable option plan and Board of Directors resolutions.
•	In some cases, the Company issued stock options having exercise prices that were not consistent with the requirements of the applicable option plan.
•
There is evidence to suggest that in some cases the dates used to establish the exercise prices for certain options were intentionally and selectively chosen based on dates on which the closing prices of the Company’s stock were lower than on the dates on which the options may have been actually granted.

•
There is inconclusive evidence that on one occasion in 2002, a former employee changed the date on documentation relating to the exercise of a stock option by means of a promissory note to reflect an earlier exercise date. There is also inconclusive evidence that certain other option exercises in 2001 by means of promissory notes may have been memorialized with dates preceding the actual exercise dates.

•
With respect to certain individuals, there was insufficient evidence to support a definitive conclusion that they appreciated the accounting or disclosure issues associated with the Company’s stock option practices, or knowingly participated in actions intended to mislead or deceive the Company’s auditors.

Material Weaknesess Reported for the Year ended September 30, 2006

Control activities relating to stock option grants— In connection with the restatement discussed above, we recorded $8.3 million of additional pre-tax non-cash stock based compensation expense and associated withholding tax exposure related to stock option grants that occurred in the fiscal periods 2000 thru 2006. The Company did not maintain effective control over the granting of stock options and its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect. Our current management has determined that a majority of the control deficiency relates to the finalization of granting stock options. This control deficiency resulted in adjustments to the Company’s fiscal year 2006 annual and interim financial statements. Further, this control deficiency could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness

Control activities relating to the training of the sales force and the communication of issues impacting revenue recognition to the finance department — In conjunction with a license transaction consummated during the year ended September 30, 2006, management became aware of a verbal agreement relating to the provision of professional services that was communicated to a customer via a member of the sales organization. The financial statement impact of this verbal arrangement was determined to be not material to the financial statements at September 30, 2006 and was deemed to be isolated in nature; however, it indicated a need to improve the level of training that the sales staff should receive to ensure that the sales staff fully understand that verbal arrangements are strictly prohibited by Company policy and that any contract addendums should be communicated to the finance department. As a result, the Company determined that it did not maintain effective control over the training of the sales force and the communication of issues impacting revenue recognition to the finance department. This control deficiency did not result in adjustments to the Company’s fiscal year 2006 annual or interim financial statements. However, this control deficiency could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

As of the date of this filing, in response to the identification of the material weakness relating to stock options for the year ended September 30, 2006 described above, management has initiated the following corrective actions:

•
The Company has hired a dedicated Stock Plan Administrator with nine years of experience in managing stock option programs and who is a Certified Equity Professional. The Company has given first level responsibility for option administration to this Stock Plan Administrator who reports to the Vice President and Corporate Treasurer.

•
As a further safeguard against selective dating or granting of stock options, the Board, at its August 2, 2006 meeting, directed that (i) all future stock option grants to officers had to be granted only on the third trading day after the quarterly release of earnings and (ii) that all options to non-officers had to be granted effective on the first trading day of a month where the authorization for the grant took place on or before that date.

•
The Compensation Committee is provided a report on the same date that the Chief Executive Officer, pursuant to the delegated authority, grants to any employee any equity awards, which report includes the optionee’s name, size of award and exercise price.

•	Steps have been taken to ensure that grant authorizations be documented and retained.

•	Limitations have been placed on the use of unanimous written consents for option grants.

•	Procedures have been improved to ensure that option grants conform to the requirements of the applicable equity plans.

•	Training will be provided for those involved in the process on accounting issues.

•	The Company has improved the staffing of its finance department through external hiring and the conversion of certain consultants to full time employee status.

As of the date of this filing, in part in response to the identification of the material weakness for the year ended September 30, 2006 relating to the training of the sales force and the communication of issues described above, management has initiated the following corrective actions:

•	Mandatory training covering the relevant issues will be provided for the sales department staff.

•
In conjunction with the September 30, 2006 financial statements, upon the identification of the verbal agreement, updated written representations were obtained from the sales staff relating to the complete communication of details to the finance department.

•	The professional services organization no longer reports to a sales executive, but rather directly to the CEO.

•	The executive responsible for the professional services organization is now responsible for approving the terms of any professional services provided to customers.

Other than these improvements, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our previous filings, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and management and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to stock-based compensation, the statement of cash flows, and staffing of our finance team, on an ongoing basis and will take further action, as appropriate. Numerous staffing changes have been made in the Finance Department. These changes have been monitored over time to determine their effectiveness. Subsequent to June 30, 2006 the material weaknesses reported for the year ended September 30, 2005 had been remediated. While the material weaknesses reported for the year ended September 30, 2006 have not been fully remediated, management believes significant progress has been made to do so.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." The Court has ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of Plaintiffs' rehearing petition to the Second Circuit. Accordingly, the Court's decision on final approval of the settlement remains pending.

If this settlement is not finalized as proposed, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries. The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them. The Company has not formed a view of whether the Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe such patents, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were required to settle such a claim, it could be extremely costly.

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

* The matters relating to the Audit Committee of the Board’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have required us to incur substantial expenses, have resulted in litigation, and may result in additional litigation and future government enforcement actions.

On July 24, 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through June 2006. As described in the Explanatory Note immediately preceding Part I and in Note 3 “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements in the Form 10-Q, the Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in the Form 10-Q.

This review of our historical stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. Several derivative complaints have been filed pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business.

We contacted the SEC regarding the Audit Committee’s review and, in July 2006, the SEC commenced an investigation into our historical stock option grant practices. In November 2006, a representative of the Audit Committee and its advisors met with the enforcement staff of the SEC and provided them with a report of the Audit Committee’s investigation and findings. In January 2007, the enforcement staff of the SEC notified the Company that its investigation had been terminated and no enforcement action had been recommended to the Commission.

The finding of the Audit Committee’s review are more fully described in Note 3 to the Consolidated Financial Statements and in Item 9A of the Annual Report on Report on Form 10-K for the year ended September 30, 2006.

* We may be subject to further investigation by the SEC or litigation by private parties in connection with the restatement of our interim financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006 and the fiscal years ended 2001, 2002, 2003, 2005 and nine months ended September 30, 2004.

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which were reported in our 2004 Transition Report on Form 10-K/T filed with the SEC on March 29, 2005. Additionally, in the course of preparing our 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on December 9, 2005. On November 26, 2006, the Board of Directors, upon the recommendation of the Audit Committee and management concluded that Chordiant would restate its historical financial statements for the years ended December 31, 2001, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006. These errors are more fully described in Note 3 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC.

Section 408 of the Sarbanes-Oxley Act of 2002 (SOX) requires that the SEC review a public company’s filings no less frequently than once every 3 years. The SEC’s staff in the Division of Corporation Finance in Washington D.C. has reviewed the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 and has commented on the annual report to which the Company has provided written responses. The SEC may begin an investigation or we may be subject to private litigation, which could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or civil litigation, we could be required to pay penalties or damages or have other remedies imposed upon us. In addition, we could become the target of expensive securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position or cash flows.

* Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $7.6 million and $14.3 million for the nine months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had an accumulated deficit of $224.6 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which could further adversely affect our operating results.

* Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended June 30, 2006, Citicorp Credit Services and Sky Subscribers Service each accounted for 16% and 13% of our total revenues, respectively. For the nine months ended June 30, 2006, Citicorp Credit Services and Capital One each accounted for 13% and 10% of our total revenues, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the nine months ended June 30, 2006, international revenues were $27.7 million or approximately 36 % of our total revenues. For the nine months ended June 30, 2005, international revenues were $31.4 million or approximately 50% of our total revenues. While North American revenues have increased recently as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

• Difficulties in hiring qualified local personnel;

• Seasonal fluctuations in customer orders;

• Longer accounts receivable collection cycles;

• Expenses associated with licensing products and servicing customers in foreign markets;

• Economic downturns and political uncertainty in international economies; and

• Expectations of European economic growth that is lower than for the US.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income. Additionally we closed our only French office in the first fiscal quarter of 2007. The absence of a business office in France may harm our ability to attract and retain customers in that country.

Our known backlog of business may not result in revenue.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. We define backlog as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

* Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 36% of our total sales for the nine months ended June 30, 2006. Our international sales comprised 50% of our total sales for the nine months ended June 30, 2005. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the nine months ended June 30, 2006, we had an unrealized foreign currency translation gain of approximately $1.0 million.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in fiscal year 2006 or beyond if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

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

In addition, recent continuing consolidation in the software industry during 2006 may indicate that we will face new competitors in the future. Within the year Oracle completed an acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India. In 2005 Oracle had purchased a 43% stake in the company. Also in 2006, International Business Machines (IBM) acquired Webify, a provider of middleware to companies primarily in the insurance industry. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products. Siebel Systems, Inc. was a competitor of ours. While we do not believe that either i-flex Solutions or Webify have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

If our stockholders approve our proposed reverse stock split, our stock price may be adversely affected.

On February 15, 2007, our stockholders will consider at a special meeting whether to approve a reverse split of our outstanding shares of common stock by a ratio of two and one-half (2.5) to 1 (the “Reverse Split”). If approved and our Board of Directors proceed to effect the Reverse Split, our stock price may decline back to pre-Reverse Stock split levels. If the Reverse Split is effected and the per share price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Split.
* Our operating results and cash flows fluctuate significantly and delays in delivery or implementation of our products or changes in the payment terms with customers may cause unanticipated declines in revenues or cash flow, which could disappoint investors and result in a decline in our stock price.

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may negatively impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases. Other transactions link payment to the delivery or acceptance of products. In particular, we have deferred the recognition of all revenue from the license order from Citicorp Credit Services, Inc. that we received in December of

2006 pending our completion and delivery of a collections application that was one of the required elements under that license order. We currently anticipate that we will deliver the collections application in the third fiscal quarter of 2007 but any delay in our development or delivery of that application could result in a significant delay in our ability to recognize revenue from that license and may cause an unanticipated shortfall in our revenue. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be negatively impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

* If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. While we do not believe that either DWL or Webify had been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL and Webify may indicate that IBM will become a competitor of ours in the future. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a take over attempt from a competitor of such systems integrators.

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

The period between the initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may lose money on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not improve our internal control over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel, conducted a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through June 2006. The Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and concluded that a material weakness surrounding the control activities relating to stock option grants existed at June 30, 2006. To correct these accounting errors, we restated the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006. As a result of this need to restate financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed. These material weaknesses have contributed to increase expenses and efforts required for our financial reporting.

If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2005 and in this Form 10-Q.

* If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with Ness, an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of June 30, 2006, we use the services of approximately 109 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

* We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. During the three and nine months ended June 30, 2006, we recorded $1.5 million and $3.7 million, respectively, of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

* If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer software and hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may lose money on that customer engagement. If this happens with a large customer engagement then this could have a material adverse effect on our financial results.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particular, we have recently had significant turnover of our executives as well as in our in our sales, marketing and finance organizations and many key positions are held by people who are new to the Company or to their roles. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel.

* To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 90 % and 89 % of our total revenues for the nine months ended June 30, 2006 and 2005, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 57% and 60% of our total revenues for the nine months ended June 30, 2006 and 2005, respectively. Gross margin on service revenues was 46% and 40% for the nine months ended June 30, 2006 and 2005, respectively. License revenues comprised 43% and 40% of our total revenues for the nine months ended June 30, 2006 and 2005, respectively. Gross margins on license revenues were 96% and 97% for the nine months ended June 30, 2006 and 2005, respectively.

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

In July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel.

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

The effective implementation of our products depends upon the successful operation of third-party products in conjunction with our products. Any undetected defects in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. In the past, while our business has not been materially harmed, product releases have been delayed as a result of errors in third-party software and we have incurred significant expenses fixing and investigating the cause of these errors.

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

If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors such as:

• Our ability to integrate our products with multiple platforms and existing or legacy systems; and,

• Our ability to anticipate and support new standards, especially Internet and enterprise Java standards.

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

* If we become subject to intellectual property infringement claims, including patent infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

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

In particular, if we were sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such suit. We have received a letter from one such patent holding company alleging that our products may infringe their one or more of their patents. If any of our products were found to infringe such patent, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were not able to remove or replace the infringing portions of software with non-infringing software, and were no longer able to license some or all of our software products, such an injunction would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be extremely costly. A patent infringement claim could have a material adverse effect on our business, operating results and financial condition.

* The application of percentage of completion and completed contract accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

Although we attempt to use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions. At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. The application of the percentage of completion method of accounting is complex and involves judgments and estimates, which may change significantly based on customer requirements. This complexity combined with changing customer requirements could result in delays in the proper determination of our percentage of completion estimates and revenue not being recognized as we expect.

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

CHORDIANT SOFTWARE, INC

By:	/s/ PETER S. NORMAN
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: February 9, 2007

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