Form 10-K
period 2006-09-30
CHORDIANT SOFTWARE INC
filed 2007-02-09
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 2006
OR
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter: $252,691,824.

As of January 31, 2007, there were 79,842,253 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

EXPLANATORY NOTE

Restatements of Consolidated Financial Statements

Restatement relating to stock-based compensation

In this Form 10-K, Chordiant Software, Inc. (“Chordiant”, “the Company” or “we”) is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal periods ended September 30, 2005 and September 30, 2004, and each of the quarters in fiscal year 2005 and the first two quarters in fiscal year 2006. We are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) included in Note 13 to our Consolidated Financial Statements. This Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal year ended September 30, 2005, the nine month period ended September 30, 2004, and the fiscal years ended December 31, 2003 and December 31, 2002 in Item 6 of this Form 10-K.

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

In July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review focused on processes used to establish the option exercise prices and to obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes. The Audit Committee and its legal advisors reviewed the Company’s historical stock option grants and related accounting including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and email communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

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

To the extent stock options have been exercised, the Company has pursued and continues to pursue the recovery of the price difference between the original and revised measurement dates from certain former officers.

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

For more information regarding the investigation and findings relating to stock option practices and the restatement, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements,” and Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” in Item 8. For more information regarding the investigation and findings relating to stock option practices and the restatement and our remedial measures, see Item 9A, “Controls and Procedures.”

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

All financial information contained in this fiscal 2006 Annual Report on Form 10-K gives effect to these prior restatements.

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

ITEM 1. BUSINESS

Overview

Chordiant is an enterprise software company that delivers products that improve the customer front-office processes for the global banking, insurance, and telecommunications markets. Chordiant provides companies in these markets with innovative solutions that help them more effectively manage their customer interactions.

In the market we offer an enterprise system that utilizes predictive decisioning, analytical modeling, and strategy formulation in real-time for decision management and execution at the point of sale. This capability enables organizations to improve the accuracy of marketing offers for retention, up-selling, cross selling, and modeling risk scenarios such as customer churn and likelihood of default on payments.

We believe our solutions add business value and return-on-investment for our customers by reducing operational costs, and increasing employee productivity. These improvements are realized by automating key business processes and supporting organizational decision-making associated with the servicing, selling, marketing and fulfillment of customer requests across the enterprise. We offer solutions to our clients that include software applications, business processes, tools and services that will integrate their customer information and corporate systems to produce a real-time view of customers across multiple business channels. Our solutions offer businesses additional flexibility to create and set their policies and processes to control the quality of servicing, fulfillment and marketing to their customers.

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

As a result of the transaction, Chordiant added new customers primarily in financial services and telecommunications industries. A total of 20 KiQ employees, including two founders and 15 engineering and technical staff, joined us as employees in December 2004.

Product Solutions

Our products are designed for global enterprises seeking to optimize their customer experiences through effective decision analysis, marketing, selling and servicing efforts. We have designed our products to integrate customer information from different data sources and systems of record, automate business processes based on a customer’s specific profile and requests, and provide uniform service and information to customers across multiple communication channels. Our products are designed to enable companies to deliver appropriate recommendations (also known as “next best action”), services, offers and information to a targeted customer at the time of customer need while complying with relevant business policy and industry regulatory requirements.

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of customers across multiple business channels integrating multiple lines of business. The solution suite is typically licensed as an integrated set of software products that include one or more vertical market applications running on top of a common layer of foundation technology and supporting tools. Chordiant’s software is based on open systems software standards that are widely adopted by our industry and capable of deployment throughout an enterprise’s information technology infrastructure. Chordiant software is built to be highly scalable and adaptable to a customer’s specific business requirements or technology infrastructure.

Products and Solutions

Our solutions are designed to address a variety of business needs within our three target vertical markets of banking, insurance, and telecommunications:

•
Call Center and Customer Service Desktop (Call Center Advisor - Browser Edition): This product is a web browser-based guided desktop for the effective management of customer contacts, service requests, and customer case history in the call center channel. The desktop is integrated with leading computer telephony integration products, working with our own queue based work management to deliver ‘universal queues’ to the enterprise. This product is used by customer services professionals across all our target markets. It is designed to meet the high volume transaction and business processes common in enterprise contact centers. The desktop also acts as a delivery channel for our decision management and marketing products together with the other business applications that Chordiant sells.

•
Marketing Director: We provide applications for driving unified, personalized marketing campaigns and response management across multiple media types and multiple channels including email, web, phone, and mobile messaging (MMS/SMS). These products are used by marketing professionals across all our target markets to segment and target prospects and customers and deliver to them effective marketing campaigns. The Marketing Director suite of products integrates with our Decision Management products to provide an integrated campaign management system.

•
Recommendation Advisor: An application which provides flexible lead collection and routing in a common guided selling desktop, integrated with marketing campaigns and product fulfillment. Predictive and adaptive analytics guide staff toward best offers and “next best action” in the context of inbound or outbound customer interactions. This product is used by sales and service professionals across our target markets to manage leads and deliver highly effective sales messages.

•
Credit Card Disputes, Charge-backs and Fraud: These modular applications are designed to automate and optimize customer and mid-office functions associated with credit card dispute handling and fraud investigation and recovery. The products use Chordiant technology to implement the dispute and chargeback regulatory requirements of credit card associations to assist organizations in managing their compliance of these complex regulations. This application is used by customer service professionals in the credit card segment of banking to drive more cost effective, compliant handling of disputes and fraud cases.

•
Teller: A guided desktop product and supporting financial transaction components for retail bank tellers/cashiers or other cash-based desktop applications. This product is used in the banking and lending sectors by customer-facing staff in bank branches or stores to effectively process cash and related financial transactions on behalf of the customer. The solution utilizes the Chordiant Enterprise Platform (described below) in providing company-wide case management, customer history, and work management between front office and back office operations.

•
Wholesale Lending Point of Sale (POS): A product which offers loan quoting and origination for indirect lending channels. This product is used in the lending and banking sectors by third party and captive brokers to effectively sell, process, and fulfill various lending products. It utilizes the Chordiant Enterprise Platform to provide the necessary scale, and it is designed to integrate with existing banking systems.

•
Lending: Products which provide a common process-driven lending infrastructure and services across an organization to increase efficiency of loan originations, quoting, account opening and loan risk assessment and management such as required by Basel II. Our lending products are used in banking and lending by a variety of users and desktop applications.

•
Insurance: Products which provide a common process-driven insurance infrastructure and services across an organization to increase efficiency of case management, claims processing, quoting, and risk management. Our insurance products are used in the insurance sector by a variety of users and desktop applications.

•
Collections: This product is currently in development. This product is designed to deliver automation and operational efficiency to debt recovery and collections professionals. The first generally available release, consisting of core collections functions, is expected in the third fiscal quarter of 2007. The product is designed to make extensive use of the Chordiant decision management technology to deliver real time decisioning.

Technology

Chordiant applications share a common technology platform and set of development and configuration tools. Chordiant technology is built to scale to tens of thousands of users and integrate seamlessly into our customer’s IT infrastructure. Chordiant technology is generally built based on standards as defined in Java 2 Enterprise Edition (J2EE). Chordiant technology works alongside third party J2EE Application Servers, such as those from International Business Machines Corporation (IBM) and BEA Systems Inc.

Chordiant technology is based on a service oriented architecture (SOA). This architecture provides a framework for large or growing businesses to provide multi-channel interaction and process orchestration across multiple lines of business. The framework (also known as Chordiant Enterprise Platform) provides a pre-integrated environment that supports the business applications required by these large scale organizations. With predictive decisioning built-in, organizations can utilize Chordiant technology to obtain customer behavioral insight and use this to drive the most appropriate business processes, guiding staff through the best tasks to increase responsiveness, reduce errors, shorten cycle times, and present the most relevant offers to customers in each interaction.

•
Enterprise Platform: Foundation Server, Café, and Tools Platform: Consisting of a family of services with enterprise-wide process orchestration and case management at its core, the Chordiant Enterprise Platform product family provides a common, highly scalable base platform for all Chordiant solutions. The product family incorporates industry standards such as J2EE, model driven development, AJAX high performance thin client desktops, Java Server Faces (JSF), and enterprise open source technologies including Hibernate, and Apache Trinidad. The products are supported by process development and administration tools that use the Eclipse integrated development environment.

The Enterprise Platform incorporates module ‘servers’ to deliver additional functionality as needed including business rules, decision management, telephony integration, connectivity to systems of record and interaction channel management. These allow organizations to implement only those functions that are required for their particular business requirement without interfering with future project requirements.

•
Decisioning: Consisting of flexible services and tools for adaptive decisioning, predictive decisioning, and rules, our Decisioning product family allows organizations to effectively drive application behavior based on industry or organizational models and logic. This capability allows business users advanced control over business priorities, and enables the business to refine offer and service management in real-time. Decision management is a suite of products and comprises:

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

• Chordiant Strategy Director—Chordiant Strategy Director allows users to design customer interaction strategies and marketing offers based on decisions and rules that reflect customer behavior, preferences, legislation, corporate policies and desired business outcomes. The resulting decision logic is executed in our campaign management solution for outbound communication or executed in real-time in multiple channels of communication.

• Chordiant Decision Monitor—Chordiant Decision Monitor provides management with insight into business results, measures data analysis effectiveness, and allows an organization to learn from current and future data models. It is a software module in which decisions are automatically logged and stored in a monitoring database together with the relevant data as well as subsequent customer information and behavior. This module can be integrated and analyzed by third party business intelligence tools.

• Chordiant Deployment Manager—Chordiant Deployment Manager provides the administrative function to prepare available data in the operational environment and implement the decision logic into production campaigns, business processes and applications.

• Chordiant Real-Time Decisioning Services—Chordiant Real-Time Decisioning Server generates a decisioning service that can be hosted in industry-standard application servers.

• Chordiant Database Decisioning Services—The Chordiant Database Decisioning Server provides an application for datamining, analysis, and modeling to create the optimal decision logic and the appropriate decisions outcomes.

Chordiant Mesh Collaboration

Announced in fiscal year 2006, Chordiant Mesh is a collaborative development network where customers, partners, and Chordiant staff can work together on solutions to respond to customer initiatives. Chordiant Mesh is a development infrastructure layer that allows the organizations to collaborate on a wide variety of solutions, components, and tools. By applying principles from open source projects to a member-driven high-end ecosystem, Chordiant Mesh facilitates far greater collaboration, agility, speed to market, transparency, and quality than customers are accustomed to receiving from high-end enterprise software providers.

Key benefits of Chordiant Mesh are:

•	A fabric for the maintenance of infrastructure level code and reduction of customization and cost of ownership.
•	A set of tools and methodologies for building applications collaboratively with Chordiant and its partners.
•	Enables and enhances the IT systems “grid” to better support high value SOA − based applications;
•	Enhancement of the ability of IT departments to provide support, control and flexibility.
•
By leveraging open-source development models, Chordiant can take code revisions submitted by community members − customers, partners and Chordiant itself − and allow these to be incorporated into its products when appropriate.

The collaborative development approach enables Chordiant to be in closer collaboration with its enterprise customers.

Strategic Direction

The Company is focused on solving problems for our global accounts through helping them improve the quality of the customer experience they deliver in the banking, insurance, and telecommunications industries. Chordiant anticipates that it will increasingly deliver business-focused applications based on an open and adaptable core information technology (“IT”) infrastructure that provides high levels of business agility and fast return on investment for enterprises by allowing rapid changes to their IT systems. Within the markets above, Chordiant will continue to develop domain-level solutions for these markets, focusing on the most mission-critical business processes facing our customers.

Customers

We target global brand leaders in our core markets. Our customers include: ING, Canada, Inc., HSBC Technology and Services (USA), Inc., Capital One Services, Inc., O2 (UK) Limited, Time Warner Cable, Inc., Covad Communication Company, 21st Century Insurance, T-Mobile, Lloyds TSB Bank plc, Bank of Ireland Group, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank AG, Canadian Tire Financial Services, Canadian Imperial Bank of Commerce, Halifax plc, British Telecommunications plc, Connecticut General Life Insurance Company, Citibank Credit Services Inc. (USA), and Sky Subscribers Services Limited. As we deploy new applications, we anticipate that a certain percentage of these and new customers will adopt these new applications and expand their investment in Chordiant products. For the year ended September 30, 2006, Citicorp Credit Services Inc. (USA) accounted for 12% of our total revenues.

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

Chordiant’s architecture leverages J2EE and Web Services extensively to provide a services oriented architecture for use by Chordiant applications and other systems. The business services and related business components use a data persistence foundation with built-in support for Oracle and DB2 databases as well as IBM WebSphere MQ messaging. Generally, our software is easily integrated with other data sources, including those built on the Java Connector Architecture (JCA).

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

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by selling and support efforts through business alliance partners such as IBM, Tata Consulting, and Accenture, systems integrators and technology vendors. Our market focus is the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers.

The sales process generally ranges from six to twenty four months depending on the level of knowledge that prospective customers need about the use and benefits of our solutions and the involvement of systems integrators. During the sales process, we typically approach the senior management teams of the business and information technology departments of a prospective customer’s organization. We utilize sales teams consisting of sales and technical professionals who work with our systems integration partners to create company specific proposals, presentations and proof of concept demonstrations that address the needs of the business and its technology requirements.

Our corporate offices are located in Cupertino, California, and we maintain an applications development center in Bedford, New Hampshire. In Europe, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, Frankfurt, and Munich. We have sales and support personnel in various additional locations in North America and Europe.

Our Services

We offer a comprehensive set of customer services including professional consulting services and product support and training services. We believe that providing high quality customer service is critical to achieving rapid product implementation and customer success.

Professional Services

We provide implementation consulting and customer support services to licensed customers through our worldwide professional services organization. Our professional services consulting teams often assist customers and systems integrator partners in the design and implementation of our software solutions.

Our professional services organization deploys consultants as part of the project team alongside systems integration partners and members of the customer’s internal team to provide subject matter expertise, technical knowledge, business engineering, project guidance and quality assessments during the entire solution lifecycle. In the design stage, we provide a variety of professional services that help determine a customer’s business processes and the technical requirements of the solutions implementation. In the implementation stage, we use a delivery methodology to assist customers and integration partners in planning and managing the implementation. Typically, systems integrators, supported by our consultants, provide overall program management and coordinate the implementation of our products with a customer’s existing communications, applications, databases and transaction systems. In the final phases of an implementation, the systems integrators provide deployment services to enable a customer’s internal team to implement the system, train internal users and provide first-level end-user support.

Although our primary strategy is to leverage our strategic systems integration partners for implementations, our internal professional services organization is often integral in implementing our enterprise platform software solutions for our customers. We believe that our consulting services enhance the use and administration of our software solutions, facilitate the implementation of our solutions and result in sharing best business practices with client and systems integrator project teams. In addition to implementing our software, our professional services organization works closely with our internal research and development organization to enhance existing software solutions.

In addition to our internal professional services organization, in calendar 2006, we renewed for one year our agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), that we originally entered into in 2003. Ness provides our customers with technical product support, a sustaining engineering function, product testing services, and product development services through their global technical resources and operations center in Bangalore, India. Ness is an independent contracting company with global technical resources. The agreement with Ness may be extended for additional one year terms at our discretion. Our agreement with Ness enables them, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.

Educational Services

We provide educational services to train and enable our systems integrators and customers to use our products and technologies. We offer a comprehensive series of training modules to provide the knowledge and skills to successfully deploy, use and maintain our products. These training courses focus on the technical aspects of our products as well as business issues and processes. Training courses can be provided on-site for a custom session for a fee and through classroom and lab instruction. In addition, we provide certification programs for our partners and customers.

Customer Support

We provide our customers with unspecified support and maintenance services including telephone support, web-based support and updates to our products and documentation. We believe that providing a high level of technical support is critical to customer satisfaction. We also offer training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our solutions by the users within a company. Fees for our training services are typically charged separately from our software license, maintenance and consulting fees.

Our customers have a choice of support and maintenance options depending on the level of service desired. Our technical support services are available to clients by telephone, over the web, by e-mail and on-site. Additionally, we provide unspecified product enhancement releases to all customers as part of our support and maintenance contracts. We use a customer service automation system to track each customer inquiry until it is resolved. We also make use of our website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships.  To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture, IBM Global Services, Ness Technologies, Tata Consultancy Services and Business Services, and InfoGain. We plan to expand these relationships to increase our capacity to license and implement our products. We believe that expanding our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

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

Product Development

We have made substantial investments in research and development through internal development, acquisitions and technology licensing. Our product development efforts are focused on extending our enterprise software solutions, application components, industry specific processes and business process functionality, and continued integration of industry-specific transaction systems and services. Our product development organization is responsible for new software products, product architecture, core technologies, product testing, quality assurance and enabling the compatibility of our products with third-party hardware and software platforms.

Our product development resources are organized into a number of development teams including:

•	Foundational Server, Tools, Mesh, Fulfillment, and Release Management;

•	Decision Management Products;

•	Card and Banking Applications;

•	Collections Applications;

•	Marketing Applications;

•	Product Design, Architecture, and Documentation; and

•	Product Test and Quality.

Our product development teams have experience in enterprise and distributed computing, J2EE and object oriented development, data management, process and workflow engineering, transaction system interfaces, Internet and Web-Services technologies. Our research and development expenditures were $25.9 million and $20.3 million for the years ended September 30, 2006 and September 30, 2005, respectively.

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

Internal Development

Many of our customers and potential customers have in the past attempted to develop customer service, call center, customer relationship management and new front-office systems in-house or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. The cost of internal development and total cost-of-ownership has risen to become a primary concern of the business and management. We expect that internal development will continue to be a significant source of competition.

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

Application Software Competitors

As discussed, our primary competition is from internal development at our customers and potential customers. However, other competitors include providers of traditional, first-generation customer relationship management, enterprise resources planning, call center, marketing automation software and sales force automation software. These vendors include, among others, companies such as: Oracle Software, Pegasystems, Inc., Unica, SSA Global Technologies, Fidelity Systems, S1 Corporation, and Amdocs.

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

We believe that we compete favorably in the industries we serve based on the following competitive advantages: process-driven solutions for servicing and selling; real-time and transactional processes; real-time decision management and vertical processes implemented in a multi-channel architecture. The technology advantages include: Chordiant architecture providing an open services oriented architecture providing for integration with multiple legacy systems, third-party applications and communication channels and advanced browser based application environment for high volume call center, mid-office and branch operations.

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) mergers and alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. Recent continuing consolidation in the software industry during 2006 may indicate that we will face new competitors in the future. Within the year Oracle completed an acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India. In 2005 Oracle had purchased a 43% stake in the company. Also in 2006, International Business Machines (IBM) acquired Webify, a provider of middleware to companies primarily in the insurance industry. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products. While we do not believe that either i-flex Solutions, DWL, or Webify have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

We cannot assure that we will be able to compete successfully against current and future competitors or that the competitive pressure faced by us will not materially and adversely affect our business, operating results and financial condition.

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

We integrate third party software into our products. Costs associated with integrated technology provided by third parties historically accounts for approximately 2% to 5% of total license revenues. The third party software may not continue to be available on commercially reasonable terms or at all. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

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

Third parties may claim, and have claimed, that we have infringed, or currently infringe, their current or future products. We expect that software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, are time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. If an infringement claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business would be harmed.

The Company does not currently hold any patents but has certain patents pending.

Employees

As of September 30, 2006, we employed 325 full time employees. Of that total, 87 were primarily engaged in product development, engineering or systems engineering, 93 were engaged in sales and marketing, 83 were engaged in professional services and 62 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, finance, management and marketing personnel.

Financial Information About Geographic Areas

For a detailed description of our sales by geographic region, we incorporate by reference the information in Note 15 to our consolidated financial statements contained in Item 8 of this Form 10-K. Although the Company’s revenues are not considered seasonal, our international operations do experience a slow down in the summer months. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected” and “—Risk Factors—Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.”

Backlog

For a detailed discussion of backlog, we incorporate by reference the information in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading Financial Trends, Backlog.

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

On July 24, 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through June 2006. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3 “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements in the Form 10-K, the Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in the Form 10-K.

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

The finding of the Audit Committee’s review are more fully described in Note 3 to the Consolidated Financial Statements and in Item 9A of this Annual Report on Report on Form 10-K for the year ended September 30, 2006.

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

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which were reported in our 2004 Transition Report on Form 10-K/T filed with the SEC on March 29, 2005. Additionally, in the course of preparing our 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on December 9, 2005. On November 26, 2006, the Board of Directors, upon the recommendation of the Audit Committee and management concluded that Chordiant would restate its historical financial statements for the years ended December 31, 2001, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006. These errors are more fully described in Note 3 to the Consolidated Financial Statements contained in this Annual Report.

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

We incurred losses of $16.0 million and $19.9 million for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we had an accumulated deficit of $232.9 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and or viability concerns, our revenues will decline, which could further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the year ended September 30, 2006, Citicorp Credit Services accounted for 12% of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the year ended September 30, 2006, international revenues were $37.5 million or approximately 38% of our total revenues. While North American revenues have increased recently as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 38% of our total sales for the year ended September 30, 2006. Our international sales comprised 50% of our total sales for the year ended September 30, 2005. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the year ended September 30, 2006, we had an unrealized foreign currency translation gain of approximately $1.2 million.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in fiscal year 2007 or beyond if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

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

In addition, recent continuing consolidation in the software industry during 2006 may indicate that we will face new competitors in the future. Within the year Oracle completed an acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India. In 2005 Oracle had purchased a 43% stake in the company. Also in 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products. Siebel Systems, Inc. was a competitor of ours. While we do not believe that either i-flex Solutions, DWL or Webify have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel, conducted a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through September 2006. The Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and concluded that a material weakness surrounding the control activities relating to the stock option grants existed at September 30, 2006. To correct these accounting errors, we restated the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006. As a result of this need to restate financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed. These material weaknesses have contributed to increased expenses and efforts required for our financial reporting.

If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K.

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In fiscal year 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of September 30, 2006, we use the services of approximately 126 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. For the year ended September 30, 2006, we recorded $4.7 million of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

Sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 89 % and 87 % of our total revenues for the year ended September 30, 2006 and 2005, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 58% and 62% of our total revenues for the year ended September 30, 2006 and 2005, respectively. Gross margin on service revenues was 46% and 42% for the year ended September 30, 2006 and 2005, respectively. License revenues comprised 42% and 38% of our total revenues for the years ended September 30, 2006 and 2005, respectively. Gross margins on license revenues were 96% and 97% for the years ended September 30, 2006 and 2005, respectively.

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

In connection with the Company’s compliance with Section 404 under SOX for the fiscal years ended September 30, 2006 and 2005, we identified certain material weaknesses. In future periods, we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements, therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On August 8, 2006, we received a comment letter from the staff of the Division of Corporation Finance of the SEC. Additional questions were received in comment letter dated October 27, 2006 and January 25, 2007. The comments from the staff were issued with respect to its review of our Form 10-K for the year ended September 30, 2005, our Forms 10-Q for the quarterly periods ended December 31, 2005 and March 31, 2006 and Forms 8-K filed on February 9 and May 4, 2006. The staff’s letters included comments relating the application of, and disclosures relating to, the percentage of completion method of accounting; the accounting for post-contract customer support; the accounting for arrangements that include a subscription element; and the presentation of non-GAAP operating results appearing in press releases.

On August 17, 2006 and November 13, 2006, we responded to the staff’s comments and included supplemental analyses and information requested by the staff. On January 27, 2007, we received a third comment letter from the Division of Corporation Finance of the SEC. In this most recent set of comments, the staff is requesting additional clarifications of our November 13, 2006 responses. As of the date of the filing of this Form 10-K, we are in the process of responding to this latest set of comments.

ITEM 2.  PROPERTIES

Our headquarters are located in offices that are approximately 25,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2008. We also lease office space in Mahwah New Jersey and Bedford, New Hampshire. Outside of the United States, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, Frankfurt and Munich. Subsequent to September 30, 2006, we relocated our London office, closed our French office, and believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.  LEGAL PROCEEDINGS

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries. The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them. The Company has not formed a view of whether the Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe such patents, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were required to settle such a claim, it could have a material impact on our business, results of operations, financial condition or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1, 2006, our Annual Meeting of Stockholders was held in Cupertino, California. Of the 79,616,230 shares outstanding and entitled to vote as of the record date of June 15, 2006, 70,010,495 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of two Class III directors to hold office until the 2009 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified and the election to re-designate one Class III director to Class II to hold office for the remaining Class II term until the 2008 Annual Meeting of Stockholders and (ii) the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2006.

The following nominees were elected as class III directors, each to hold office until the 2009 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-Votes
Samual T. Spadafora (1)	66,311,843	3,698,652	0
William J. Raduchel	67,926,871	2,083,624	0

(1) On November 30, 2006 Mr. Spadafora resigned from the Board of Directors

The following nominee was re-designated from a class III director to a class II to hold office for the remaining class II term until the 2008 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-Votes
David A. Weymouth	67,833,889	2,176,606	0

 In addition to the directors elected above, David R. Springett, Steven R. Springsteel, Charles E. Hoffman and Richard G. Stevens continued to serve as directors after the annual meeting.

The selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ended September 30, 2006 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
69,859,087	133,075	18,333	0

The Company has changed the date of the 2007 annual meeting of stockholders which was previously scheduled to be held on or about March 1, 2007. The Company expects to hold the 2007 annual meeting of stockholders on April 24, 2007.

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

	High	Low
Year Ended September 30, 2006
First Quarter (October 1 - December 31)	$3.00	$2.49
Second Quarter (January 1 - March 31)	$3.53	$2.56
Third Quarter (April 1 - June 30)	$3.60	$2.86
Fourth Quarter (July 1 - September 30)	$3.20	$2.29
Year Ended September 30, 2005
First Quarter (October 1 - December 31)	$3.50	$1.78
Second Quarter (January 1 - March 31)	$2.35	$1.64
Third Quarter (April 1 - June 30)	$2.16	$1.38
Fourth Quarter (July 1 - September 30)	$3.00	$2.15

As of January 31, 2007, there were approximately 246 holders of record of our common stock who together held approximately 3,804,797 shares of our common stock. The remainder of our shares outstanding is held by brokers and other institutions on behalf of stockholders. We have never paid or declared any cash dividends. We currently expect to retain working capital for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors, officers and key employees have entered into trading plans for selling shares in our securities. As of September 30, 2006, the directors and executive officers who have entered into trading plans include Samuel T. Spadafora who has since retired as an executive officer and resigned as a member of the Board and James D. St. Jean. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to securities authorized for issuance under our equity compensation plans, please refer to the information under the heading, “Employee Benefit Plans” in Item 8, Footnote 13 of this Form 10-K.

Recent Sales of Unregistered Securities

On August 12, 2002, we entered into an agreement with IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock. The exercise price was set at $2.25 per share. The warrant was valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free interest rate: 3.22% and fair market value of our common stock at the grant date: $0.84. The value of the warrant was recorded as a prepaid expense and was offset against revenue during 2003 upon the completion of an IBM revenue generating transaction. On September 20, 2006, IBM exercised the warrants in a cashless transaction resulting in 48,075 of Chordiant shares being issued to IBM.

The shares were issued under the exemption from registration under the Securities Act of 1933 (the”Act”) set forth in Section 4(2) of the Act

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated balance sheet as of September 30, 2005 and the consolidated statements of operations for the fiscal year ended September 30, 2005 and the nine months ended September 30, 2004 have been restated as set forth in this 2006 Form 10-K. We derived the selected data for the nine months ended September 30, 2004 and years ended September 30, 2005 and 2006 from our audited restated consolidated financial statements and notes thereto appearing in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet date as of September 30, 2004, December 31, 2003 and 2002 have been restated to conform to the restated consolidated financial statements included in this Form 10-K and are presented herein on an unaudited basis. The data for the consolidated financial statements for the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 have been restated to reflect the impact of stock-based compensation adjustments described below, but such restated data have not been audited and are derived from the books and records of the Company. The diluted net loss per share computation excludes potentially dilutive shares of common stock (restricted stock, options and warrants to purchase common stock), since their effect would be anti-dilutive. See the notes to our Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” preceding Part 1, Item 1 and in Note 3 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements in this Form 10-K.

The Company has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Years Ended September 30,		Nine Months Ended September 30,	Years Ended December 31,
	2006	2005	2004	2003	2002
		Restated(1)	Restated(1)	Restated(1)(2)	Restated(1)(2)
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$97,536	$83,725	$61,023	$68,266	$73,851
Net loss	(16,001)	(19,865)	(1,371)	(17,932)	(35,036)
Net loss per share—basic and diluted	$(0.21)	$(0.27)	$(0.02)	$(0.30)	$(0.64)
Weighted average shares used in computing basic and diluted net loss per share	77,682	74,449	69,761	59,353	55,055

	Years Ended September 30,			Years Ended December 31,
	2006	2005	2004	2003	2002
		Restated(1)	Restated(1)	Restated(1)(2)	Restated(1)(2)
	(amounts in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,278	$38,546	$55,748	$36,218	$30,731
Working capital	22,323	23,733	46,296	19,480	20,569
Total assets	111,503	107,250	115,340	83,811	90,759
Current and long term portion of capital lease obligations	95	309	508	—	—
Short-term and long-term borrowings	—	—	—	—	1,250
Short-term and long-term deferred revenue	29,505	26,197	20,581	18,396	18,594
Stockholders’ equity	$57,225	$65,157	$75,912	$48,350	$50,811

(1) See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

	Years Ended September 30,			Nine Months Ended September 30
	2005 (1)			2004 (1)
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$83,725	$—	$83,725	$61,023	$—	$61,023
Net loss	(19,540)	(325)	(19,865)	(443)	(928)	(1,371)
Net loss per share—basic and diluted	$(0.26)	$(0.01)	$(0.27)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares used in computing basic and diluted net loss per share	74,449	—	74,449	69,761	—	69,761

	September 30,
	2005 (1)			2004 (1)
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
	(amounts in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,546	$—	$38,546	$55,748	$—	$55,748
Working capital	24,133	(400)	23,733	46,560	(264)	46,296
Total assets	107,250	—	107,250	115,340	—	115,340
Current and long term portion of capital lease obligations	309	—	309	508	—	508
Short-term and long-term borrowings	—	—	—	—	—	—
Short-term and long-term deferred revenue	26,197	—	26,197	20,581	—	20,581
Stockholders’ equity	$65,557	$(400)	$65,157	$76,176	$(264)	$75,912

(1) See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

	Years ended December 31,
	2003 (1) (2)			2002 (1) (2)
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$68,266	$—	$68,266	$73,851	$—	$73,851
Net loss	(16,403)	(1,529)	(17,932)	(32,321)	(2,715)	(35,036)
Net loss per share—basic and diluted	$(0.28)	$(0.02)	$(0.30)	$(0.59)	$(0.05)	$(0.64)
Weighted average shares used in computing basic and diluted net loss per share	59,353	—	59,353	55,055	—	55,055

	December 31,
	2003 (1) (2)			2002 (1) (2)
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
	(amounts in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,218	$—	$36,218	$30,731	$—	$30,731
Working capital	19,576	(96)	19,480	20,569	—	20,569
Total assets	83,811	—	83,811	90,759	—	90,759
Short-term and long-term borrowings	—	—	—	1,250	—	1,250
Short-term and long-term deferred revenue	18,396	—	18,396	18,594	—	18,594
Stockholders’ equity	$48,446	$(96)	$48,350	$50,811	$—	$50,811

(1)	See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

(2)
The unaudited consolidated statements of operations data for the fiscal years ended December 31, 2003 and 2002, and the unaudited consolidated balance sheet data as of September 30, 2004, December 31, 2003 and 2002 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements” and Note 3 of the Notes to the Consolidated Financial Statements. The cumulative after tax impact of all restatement adjustments related to years prior to 2002 totaled $2.6 million and these amounts are reflected in the restated stockholders’ equity at December 31, 2001. The impact on previously reported net loss of these adjustments was a decrease of $2.1 million and $0.5 million or 4.9% and 1.3% for the fiscal years 2001 and 2000, respectively. The impact on previously reported basic and diluted loss per share of these adjustments was an increase in loss per share of ($0.04) and ($0.01) for fiscal years 2001 and 2000, respectively

No dividends have been paid or declared since our inception. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill balances. Effective October 1, 2005, the Company adopted SFAS No. 123R as more fully described in Note 1 to the Consolidated Financial Statements contained in this Annual Report.

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

Restatement of Consolidated Financial Statements and Related Proceedings

The following information has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K. The impact of the restatements on the Company’s results of operations resulted in an increase in stock-based compensation expenses and associated payroll tax expense of $2.1 million, $2.7 million, $1.5 million for the twelve months ended December 31, 2001, 2002, 2003, respectively, $0.9 million for the nine months ended September 30, 2004, $0.3 million for the twelve months ended 2005, and $0.2 million for the twelve months ended 2006.

Executive Overview

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through our fiscal year 2006 and appears to have had a favorable impact, specifically in information technology spending. For the year ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, we were able to grow total revenues on a year over year basis.

Software Industry Consolidation and Possible Increased Competition

The software industry in general is continuing to undergo a period of consolidation, and there has been recent consolidation in sectors of the software industry in which we operate. During 2006, Oracle completed the acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India, acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Also, during 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry.

In September 2005, IBM acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In September 2005, SSA Global Technologies acquired Epiphany, Inc., a maker of customer relationship management software products. While we do not believe that these acquired companies are direct competitors of Chordiant, the acquisition activity of these large corporations of software providers to the industries we target may indicate that we will face increased competition from significantly larger and more established entities in the future.

Stock-based Compensation Expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to employee stock options (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2006 was $4.7 million which consisted of stock-based compensation expense related to employee stock options of $2.7 million and stock-based compensation expense related to restricted stock awards of $2.0 million.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rates, expected lives and expected dividend yields. The weighted-average estimated value of employee stock options granted during the twelve months ended September 30, 2006 was $1.99 per share using the Black-Scholes model with the following weighted-average assumptions:

	For the twelve months ended September 30,		For the nine months ended September 30,
	2006	2005	2004
Expected lives in years	3.9	2.6	2.6
Risk free interest rates	4.8%	3.3%	2.8%
Volatility	88%	98%	85%
Dividend yield	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions for volatility, expected term and risk-free rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123( R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility rate is based on the historical volatility of our stock price.

As stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2006 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 7%, 4% or 1% change in the estimated value of the option being valued using the Black-Scholes model.

Financial Trends

Backlog. An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. As of September 30, 2006 and 2005, we had approximately $36 million and $33 million, respectively, in backlog, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

• software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes both unbilled amounts plus billed amounts classified as deferred revenue;

• deferred revenue from customer support contracts;

• consulting service orders representing the unbilled remaining balances of consulting contracts not yet completed or delivered, plus deferred consulting revenue; and

• education orders for services not yet completed or delivered.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period and except for items included in non-current deferred revenue, backlog is generally recognizable as revenue within a twelve-month period. There are many factors that would impact Chordiant’s conversion of backlog as recognizable revenue, such as Chordiant’s progress in completing projects for its customers, Chordiant’s customers meeting anticipated schedules for customer-dependent deliverables and customers increasing the scope or duration of a contract causing license revenue to be deferred for a longer period of time.

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at all or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Product Development. Chordiant has entered into several product co-development arrangements with its customers. These projects relate to software products that were in various stages of development prior to the consummation of the individual arrangements. Upon the completion of the software, the Company intends to license these products to other customers. License revenue relating to these arrangements will be deferred until the delivery of the final products, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. The accounting for these transactions differs from the percentage of completion method or completed contract method, as expenses are recognized in the period incurred and no revenue is recognized until the final product is delivered. As of September 30, 2006, license fees aggregating approximately $2.6 million associated with these arrangements had been deferred. We expect that research and development costs will increase as the volume of co-development activities increase.

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 96%, 97%, and 94% for twelve months ended September 30, 2006, 2005, and 2004, respectively. The changes in gross margins are primarily related to the amortization expense associated with capitalized software development costs pertaining to a banking product. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products. The banking product that was completed during the year ended September 30, 2005 also has higher royalties than other products.

Gross margins on service revenues were 46%, 42%, and 40% for the twelve months ended September 30, 2006, 2005, and 2004, respectively. The increase in gross margins from 2005 and 2004 is primarily due to improved service utilization rates in the U.S. In addition, margins increased as a result of the company switching to lower cost third party service providers and an increase in higher margin post-contract customer support revenues.

Service revenues. Service revenues as a percentage of total revenues were 58%, 62%, and 59% for the twelve months ended September 30, 2006, 2005, and 2004, respectively. We expect that service revenues will represent between 50% and 60% of our total revenues in the foreseeable future.

Revenues from international customers versus North America revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the twelve months ended September 30, 2006, 2005, and 2004, international revenues were $37.5 million, $42.0 million, and $45.3 million or approximately 38%, 50%, and 56% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. International revenues were negatively impacted for the fiscal year ended September 30, 2006, as compared to fiscal year ended September 30, 2005, as both the British Pound and the Euro decreased in average value by less than 1% and approximately 3%, respectively, as compared to the U.S. Dollar.

For the twelve months ended September 30, 2006, 2005, and 2004, North America revenues were $60.0 million, $41.7 million, and $30.2 million or approximately 62%, 50%, and 44%% of our total revenues, respectively. As the U.S. economy has strengthened, we have seen an increase in North America revenues. Large customers have become more willing to invest in new enterprise infrastructure projects. We believe North America revenues will continue to represent an increasing portion of our total revenues in the future.

Acquisition of KiQ Limited. On December 21, 2004, we acquired KiQ Limited, a privately-held United Kingdom software company with branch offices in the Netherlands (“KiQ”), specializing in the development and sales of decision management systems. The year ended September 30, 2005 includes the revenue and expense of KiQ from the acquisition date, December 21, 2004, through the end of the fiscal year, September 20, 2005. The year ended September 30, 2006 includes the revenues and expenses of KiQ for the entire fiscal year. The acquisition resulted in an increase to our headcount of approximately 20 employees as of the acquisition date. The majority of these individuals are in the Cost of Service and Research and Development areas, accordingly personnel costs are now higher in these categories for the years ended September 30, 2005 and 2006. KiQ operations have been integrated into the financial operations and the decision management products are actively being marketed to customers across all regions.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. Significant professional services are included in general and administrative costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. For the year ended September 30, 2006 and 2005, these costs were $1.8 million, and $4.5 million, respectively. We expect these costs to continue for the year ended September 30, 2007. While these costs are expected to decline as compared to the costs incurred for the year ended September 30, 2006, the level and timing of the decline is uncertain.

Costs related to stock option investigation. Significant professional services are included in general and administrative costs associated with the Company’s stock option investigation which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K. For the year ended September 30, 2006, these costs were $1.2 million. We expect these costs to continue through the first half of fiscal year 2007. In the first quarter of fiscal 2007, we incurred aggregate costs of $1.0 million.

Reduction in workforce. In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of services resources worldwide, an elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain-based sales and pre-sales teams.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of stock-based compensation, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies, vendor specific objective evidence (“VSOE”) of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition. We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in increased operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgments.

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

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash. If a transaction includes extended payment terms, we recognized revenue as the payments become due and payable.

Allowance for doubtful accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $19.1 million with an allowance for doubtful accounts of $0.1 million as of September 30, 2006. Our gross accounts receivable balance was $19.2 million with an allowance for doubtful accounts of $0.2 million as of September 30, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date bad debts have not been material and have been within management’s expectations.

Stock-based Compensation Expense. Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock.

With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimates of fair values and meet the fair value objectives of SFAS 123(R).

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior options grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in Note 3-“Restatement of Previously Issued Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of September 30, 2006, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and research and development tax credits. Deferred tax assets have been fully reserved for in all periods presented.

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period including September 30, 2006 and 2005 and performed Step 1 of the goodwill impairment analysis required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2006 and 2005 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring costs. During fiscal years 2005, 2003, and the nine months ended September 30, 2004, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. In October 2006, we implemented a restructuring plan intended to align our resources and cost structure. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining functional currencies for the purpose of consolidation. We have several foreign subsidiaries that together account for a significant portion of our revenues, expenses, assets and liabilities.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At September 30, 2006, approximately $14.6 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s under funded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected the alternative transition method as described in the FSP.

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

In December 2004, the FASB issued FSP No. FSP 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has evaluated the impact of the repatriation provisions and has determined that it will not have a material impact on its consolidated financial statements.

Results of Operations

On December 29, 2004, Chordiant’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The nine-month results reported by the Company relate to the transitional period ended September 30, 2004. The financial information for the twelve months ended September 30, 2004 is unaudited and is presented for comparative purposes.

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, consolidated statements of operations data for the periods indicated. This information, except for the year ended September 30, 2004, has been derived from the consolidated financial statements included elsewhere in this Annual Report.

	Years Ended September 30,						Nine Months Ended September 30, 2004
	2006		2005		2004
			(Restated) (1)		(Restated) (1)		(Restated) (1)
					(Unaudited)
Statements of Operations Data:
Revenues:
License	$40,514	42%	$31,678	38%	$32,909	41%	$23,661	39%
Service	57,022	58	52,047	62	47,714	59	37,362	61
Total revenues	97,536	100	83,725	100	80,623	100	61,023	100
Cost of revenues:
License	1,690	2	1,079	1	1,836	2	1,262	2
Service	30,566	31	30,155	36	28,617	36	21,630	35
Amortization of intangible assets	1,211	1	1,068	2	1,838	2	1,044	2
Total cost of revenues	33,467	34	32,302	39	32,291	40	23,936	39
Gross profit	64,069	66	51,423	61	48,332	60	37,087	61
Operating expenses:
Sales and marketing	33,616	34	29,561	36	24,395	30	17,825	29
Research and development	25,858	27	20,272	24	18,569	23	13,160	22
General and administrative	20,445	21	18,549	22	9,293	12	7,099	12
Amortization of intangible assets	—	—	117	—	222	—	126	—
Restructuring expense	—	—	1,052	1	1,200	2	172	—
Purchased in-process research and development	—	—	1,940	2	—	—	—	—
Total operating expenses	79,919	82	71,491	85	53,679	67	38,382	63
Loss from operations	(15,850)	(16)	(20,068)	(24)	(5,347)	(7)	(1,295)	(2)
Interest income, net	1,120	1	755	1	515	1	498	1
Other expense, net	(627)	—	(103)	—	9	—	(132)	—
Loss before income taxes	(15,357)	(15)	(19,416)	(23)	(4,823)	(6)	(929)	(1)
Provision for income taxes	644	1	449	1	899	1	442	1
Net loss	$(16,001)	(16)%	$(19,865)	(24)%	$(5,722)	(7)%	$(1,371)	(2)%

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

Comparison of the Year Ended September 30, 2006 to the Year Ended September 30, 2005

Revenues

License Revenue. Total license revenue increased $8.8 million, or 28%, to $40.5 million for the year ended September 30, 2006 compared to $31.7 million for the year ended September 30, 2005. License revenues for enterprise solutions increased $5.8 million, or 23%, to $30.4 million for the year ended September 30, 2006 compared to $24.6 million for the year ended September 30, 2005. This increase was primarily due to an increase in value of the average customer transaction. License revenues for marketing solutions increased $3.9 million, or 161%, to $6.4 million for the year ended September 30, 2006 compared to $2.5 million for the year ended September 30, 2005. License revenues for decision management solutions relate to the products acquired in the KiQ transaction. License revenues for decision manager decreased $0.8 million, or 19% to 3.8 million for the year ended September 30, 2006 compared to $4.6 million for year ended September 30, 2005.

Service Revenue. Total service revenue, which include reimbursement of out-of-pocket expenses, increased $5.0 million, or 10%, to $57.0 million for the year ended September 30, 2006 compared to $52.0 million for the year ended September 30, 2005. This increase is primarily related to a $2.3 million increase in support and maintenance revenue, a $2.1 million increase in training revenue and a $0.5 million increase in consulting revenue. Service revenue associated with enterprise solution products decreased less than $0.5 million, or 1%, to $39.9 million for the year ended September 30, 2006 compared to $40.4 million for the year ended September 30, 2005. Service revenues associated with marketing solution products increased $3.3 million, or 34%, to $13.0 million for the year ended September 30, 2006 compared to $9.7 million for the year ended September 30, 2005. Service revenues associated with decision management solution products relate to the products acquired in the KiQ transaction. Service revenues associated with decision management increased $2.2 million or 114% to $4.1 million for the year ended September 30, 2006 compared to $1.9 million for the year ended September 30, 2005.

Reimbursement of out-of-pocket expenses (which are included in total service revenues) decreased $0.2 million, or 4%, to $3.3 million for the year ended September 30, 2006 compared to $3.5 million for the year ended September 30, 2005.

Cost of revenues

License. Cost of license revenues includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Annual amortization expense associated with this product is $0.9 million. Amortization of these costs is expected through 2008.

Cost of license revenues increased $0.6 million, or 57%, to $1.7 million for the year ended September 30, 2006 compared to $1.1 million for the year ended September 30, 2005. This increase is primarily related to the fiscal year 2006 including a full year of amortization related to the banking product versus the prior year which included only 1.5 months of amortization. These costs resulted in license gross margins of approximately 96% and 97% for the years ended September 30, 2006 and 2005, respectively.

Service. Cost of service revenues consists primarily of personnel, third-party consulting, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, post-contract customer support services. Cost of service revenues increased $0.4 million, or 1%, to $30.6 million for the year ended September 30, 2006 compared to $30.2 million for the year ended September 30, 2005. This increase in costs is primarily due to increases in personnel related costs of $0.7 million related to an increase in headcount, facility and information technology costs of $0.6 million, third party support and maintenance costs of $0.3 million offset by a decrease in third party consulting costs of $1.5 million. These costs resulted in service gross margins of approximately 46% and 42% for the years ended September 30, 2006 and 2005, respectively.

Amortization of intangible assets (included in cost of revenues). Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions.  Amortization of intangible assets was $1.2 million for the year ended September 30, 2006 compared to $1.1 million for the year ended September 30, 2005. The amortization expense in the year ended September 30, 2006 is solely related to $6.1 million of intangible assets associated with the acquisition of KiQ in December 2004. We expect to continue to amortize these assets through December 2009.

Operating Expenses

Sales and marketing. Sales and marketing expenses is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. Sales and marketing expenses increased $4.0 million, or 14%, to $33.6 million for the year ended September 30, 2006 compared to $29.6 million for the year ended September 30, 2005. The $4.0 million increase in these expenses was mainly attributable to an increase of $2.7 million in personnel related expenses, $1.0 million in sales events, and $0.3 million increase in legal contract and personnel costs.

Research and development. Research and development expenses is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, the cost of software and development tools and equipment and consulting costs, including costs for offshore consultants. Research and development expenses increased $5.6 million, or 27%, to $25.9 million for the year ended September 30, 2006 compared to $20.3 million for the year ended September 30, 2005. This increase was driven by two large co-development projects; one in North America and one in the United Kingdom. The United Kingdom project was completed in September 2006 and the North America project is expected to be completed in the second half of 2007. This $5.6 million increase in costs was primarily composed of $6.6 million in consulting expenses related to our outsourcing of technical support and certain sustaining engineering functions and $0.4 million in travel costs which were offset by decreases of $1.1 million in personnel costs and $0.3 million in information technology costs.

General and administrative. General and administrative expenses is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal and finance personnel). These costs consist primarily of employee salaries, bonuses, stock compensation expense, benefits, facilities, consulting costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) consultants and stock option investigation professional services.

General and administrative expenses increased $1.9 million, or 10%, to $20.4 million for the year ended September 30, 2006 compared to $18.5 million for the year ended September 30, 2005. The increase in costs is primarily due to increases of $3.4 million for personnel costs, $0.7 million for severance costs associated with two senior executives, offset by a reduction of $2.3 million in professional services as consultants. The increase in personnel costs and decrease in professional services was driven by the replacement of accounting consultants with permanent employees. The decrease in professional services was also due to a decrease in SOX consulting fees of $2.7 million which was offset by stock option investigation professional fees of $1.2 million during the year. We do not expect to experience the same level of decrease in SOX costs in 2007 that we did in 2006. We expect the costs associated with the stock option investigation to continue in the first half of 2007.

Amortization of intangible assets (included in operating expenses). There was no amortization of intangible assets included in operating costs for 2006. All intangible assets attributable to operating expenses were fully amortized in 2005. Amortization of intangible assets included in operating expenses was $0.1 million for the year ended September 30, 2005. These intangible assets are the result of the Prime Response acquisition in March 2001.

Purchased in-process research and development. In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. There was no purchased in-process research and development expense for the year ended September 30, 2006. For the year ended September 30, 2005, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ.

Restructuring expenses. In July 2005, we announced a reduction in workforce and incurred a one-time cash charge of approximately $1.1 million in the year ended September 30, 2005. During the year ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America, and an associated restructuring expense was recorded. Please refer to Note 7 to the Consolidated Financial Statements, “Restructuring.”

Stock-based compensation (included in individual operating expense and cost of revenue categories). The following table sets forth our stock-based compensation expense in terms of absolute dollars and functional breakdown for the years ended September 30, 2006 and 2005 (in thousands):

	Years Ended September 30,
	2006	2005
		(Restated) (1)
Stock-based compensation expense:
Cost of revenues	$248	$690
Sales and marketing	2,327	986
Research and development	332	843
General and administrative	1,788	512
Total stock-based compensation expense	$4,695	$3,031

(1)	- See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

For the year ended September 30, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.7 million which is a combination of $2.7 million related to stock options and $2.0 million associated with restricted stock awards. Included in the restricted stock award compensation expense of $2.0 million is $1.2 million associated with the amortization of restricted stock awards attributable to the KiQ acquisition in December 2004. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

For the year ended September 30, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.0 million which was a combination of a $0.4 million benefit related to stock options and $3.4 million expense associated with restricted stock awards. Included in the restricted stock award compensation expense of $3.4 million is $2.7 million associated with the amortization of restricted stock awards attributable to the KIQ acquisition.

Interest income, net. Interest income, net, consists primarily of interest income generated from our cash and cash equivalents, offset by interest expense incurred in connection with our capital leases and letters of credit. Interest income, net, increased to approximately $1.1 million for the year ended September 30, 2006 from $0.8 million for the year ended September 30, 2005. This increase is primarily due to improved interest rates related to interest-bearing cash and cash equivalents accounts and a higher average cash balance during 2006 versus 2005.

Other expense, net. These gains and losses are primarily associated with foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. Other expense resulted in a net loss of $0.6 million for the year ended September 30, 2006 as compared to a net loss of $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains and losses recognized during the years ended September 30, 2006 and 2005. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes. Our provisions for income taxes were $0.6 million and $0.4 million for the years ended September 30, 2006 and 2005, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

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

Comparison of the Year Ended September 30, 2005 to the Year Ended September 30, 2004

Revenues

License Revenue. Total license revenue decreased $1.2 million, or 4%, to $31.7 million for the year ended September 30, 2005 compared to $32.9 million for the year ended September 30, 2004. License revenues for enterprise solutions decreased $2.2 million, or 8%, to $24.6 million for the year ended September 30, 2005 compared to $26.8 million for the year ended September 30, 2004. This decrease was primarily due to the timing of revenues recognized under the percentage-of-completion method of accounting. The timing and amount of revenue recognized is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. License revenues for marketing solutions decreased $3.6 million, or 60%, to $2.5 million for the year ended September 30, 2005 compared to $6.1 million for the year ended September 30, 2004. License revenues for decision management solutions relate to the products acquired in the KiQ transaction and were $4.6 million for year ended September 30, 2005.

Service Revenue. Total service revenues, which include reimbursement of out-of-pocket expenses, increased $4.3 million, or 9%, to $52.0 million for the year ended September 30, 2005 compared to $47.7 million for the year ended September 30, 2004. Service revenues associated with enterprise solution products increased $4.0 million, or 12%, to $40.2 million for the year ended September 30, 2005 compared to $36.2 million for the year ended September 30, 2004. This increase was due to a continuation in large customer implementations as well as maintenance, support and consulting revenues associated with license agreements entered into in current and prior periods. Service revenues associated with marketing solution products decreased $1.9 million, or 16%, to $9.7 million for the year ended September 30, 2005 compared to $11.6 million for the year ended September 30, 2004. Service revenues associated with decision management solution products relate to the products acquired in the KiQ transaction and were $1.9 million for the year ended September 30, 2005.

Reimbursement of out-of-pocket expenses (which are included in total service revenues) increased $0.6 million, or 22%, to $3.5 million for the year ended September 30, 2005 compared to $2.8 million for the year ended September 30, 2004. This increase is primarily due to the higher number of third party consultants and employees working on projects.

Cost of revenues

License. Cost of license revenues decreased $0.7 million, or 41%, to $1.1 million for the year ended September 30, 2005 compared to $1.8 million for the year ended September 30, 2004. These costs resulted in license gross margins of approximately 97% and 94% for the year ended September 30, 2005 and 2004, respectively. The license gross margin for the year ended September 30, 2005 is higher than in the recent past due to lower royalties payable associated with the mix of products sold. The number of product components subject to the payment of royalties in the past declined during the year ended September 30, 2005.

Revenues derived from the sale of KiQ products are also not subject to significant royalties.

Service. Cost of service revenues increased $1.4 million, or 5%, to $30.2 million for the year ended September 30, 2005 compared to $28.6 million for the year ended September 30, 2004. These costs resulted in service gross margins of approximately 42% and 40% for the years ended September 30, 2005 and 2004, respectively.

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

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $5.2 million, or 21%, to $29.6 million for the year ended September 30, 2005 compared to $24.4 million for the year ended September 30, 2004. The $5.2 million increase in these expenses was mainly attributable to an increase of $3.9 million in personnel related expenses and an $0.8 million increase in travel costs due to a higher number of sales representatives. Recruiting fees also increased $0.3 million over the prior period.

Research and development. Research and development expenses increased $1.7 million, or 9%, to $20.3 million for the year ended September 30, 2005 compared to $18.6 million for the year ended September 30, 2004. This $1.7 million increase was mainly attributable to an increase of approximately $1.9 million in research and development consulting expenses related to our outsourcing of technical support and certain sustaining engineering functions. Personnel costs also increased $0.6 million, in part due to the addition of KiQ employees. Offsetting these increases was an increase to the capitalization of internal salary and fringe benefit costs of approximately $0.8 million associated with the development of a banking product. The development of this product was completed in July 2005 and no additional costs are expected to be capitalized.

General and administrative. General and administrative expenses increased $9.2 million, or 100%, to $18.5 million for the year ended September 30, 2005 compared to $9.3 million for the year ended September 30, 2004. The increase in these expenses was mainly attributable to an increase of $5.1 million in consulting related expenses associated with efforts to comply with SOX and fill vacant accounting positions. Professional service fees also increased $1.9 million primarily due to the accounting and legal fees associated with SOX, additional procedures required in conjunction with the material weaknesses identified at June 30, 2004 and September 30, 2004 and additional fees related to the restatement of our prior year results. Higher costs associated with efforts to comply with SOX continued for the first quarter of fiscal year 2006. In conjunction with new hires in the accounting and finance areas, personnel related costs and recruiting fees increased $1.0 million and $0.5 million, respectively. Due to the higher general and administrative headcounts, the allocation of common costs and facilities costs to the department also increased by $0.6 million.

Amortization of intangible assets (included in operating expenses). Amortization of intangible assets included in operating expenses was $0.1 million for the year ended September 30, 2005 compared to $0.2 million for the year ended September 30, 2004. Amortization expense classified in operating expenses for these periods is mainly attributable to the acquisition of Prime Response in March 2001. These intangibles were fully amortized as of September 30, 2005.

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

Restructuring expenses. In July 2005, we announced a reduction in workforce and incurred a one-time cash charge of approximately $1.1 million in the year ended September 30, 2005. During the year ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations to better support our growth in North America, and an associated restructuring expense was recorded. Please refer to Note 7 to the Consolidated Financial Statements, “Restructuring.”

Stock-based compensation (included in individual operating expense and cost of revenue categories). The following table sets fourth our stock-based compensation expense in terms of absolute dollars and functional breakdown for the twelve months ended September 30, 2005 and 2004 (in thousands):

The related functional breakdown of total stock-based compensation is outlined below (in thousands):

	Year Ended September 30, 2005	Year Ended September 30, 2004
	(Restated) (1)	(Restated) (1)
Stock-based compensation expense:
Cost of revenues	$690	$825
Sales and marketing	986	887
Research and development	843	1,175
General and administrative	512	1,218
Total stock-based compensation expense	$3,031	$4,105

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

For the year ended September 30, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.0 million which was a combination of a $0.4 million benefit related to stock options and $3.4 million expense associated with restricted stock awards. Included in the restricted stock award compensation expense of $3.4 million is $2.7 million associated with the amortization of restricted stock awards attributable to the KiQ acquisition which occurred in December 2004. The $0.4 million benefit is partially due to the decrease in our stock price during the period which affects the variable accounting calculation to which some restricted stock and outstanding stock options are subject. Also included in these costs for the year ended September 30, 2005 were charges associated with the issuance of 450,000 shares of restricted stock to certain officers of the Company. Amortization of deferred stock-based compensation attributable to the acquisition of KiQ will be expensed through June 2007.

Interest income, net. Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and short-term investments, offset by interest expense incurred in connection with outstanding borrowings and letters of credit. Interest income, net, increased to approximately $0.8 million for the year ended September 30, 2005 from $0.5 million for the year ended September 30, 2004. This increase is primarily due to improved interest rates related to interest-bearing cash, cash equivalents and short-term investment accounts.

Other expense, net. Realized foreign currency gains and losses and other non-operating income and expenses resulted in a net loss of $0.1 million for the year ended September 30, 2005 as compared to net income of less than $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains and losses recognized during the years ended September 30, 2005 and 2004. These gains and losses are primarily associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes. Our provisions for income taxes were $0.4 million and $0.9 million for the years ended September 30, 2005 and 2004, respectively. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Quarterly Financial Information

The following table presents the Company’s condensed consolidated balance sheets (unaudited, in thousands):

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,278	$42,664
Restricted cash	185	175
Accounts receivable	19,025	22,233
Prepaid expenses and other current assets	5,210	4,864
Total current assets	69,698	69,936
Restricted cash	334	341
Property and equipment, net	2,630	2,607
Goodwill	32,044	32,044
Intangible assets, net	3,937	4,239
Other assets	2,860	2,789
Total assets	$111,503	$111,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,665	$7,787
Accrued expenses	15,706	13,781
Deferred revenue	23,909	21,060
Current portion of capital lease obligations	95	150
Total current liabilities	47,375	42,778
Deferred revenue—long-term	5,596	3,976
Restructuring costs, net of current portion	1,239	1,331
Other long-term liabilities	68	75
Total liabilities	54,278	48,160

Stockholders’ equity:
Preferred stock	—	—
Common stock	80	79
Additional paid-in capital and deferred compensation	286,392	284,908
Accumulated deficit	(232,943)	(224,579)
Accumulated other comprehensive income	3,696	3,388
Total stockholders’ equity	57,225	63,796)
Total liabilities and stockholders’ equity	$111,503	$111,956

The following tables presents the effects of the stock-based compensation adjustments made to the Company’s previously reported condensed consolidated balance sheets (unaudited, in thousands):

	March 31, 2006			December 31, 2005
	As Previously Reported	Adjustments (1)	Restated	As Previously Reported	Adjustments (1)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$43,287	$—	$43,287	$41,466	$—	$41,466
Restricted cash	461	—	461	486	—	486
Accounts receivable	16,464	—	16,464	19,184	—	19,184
Prepaid expenses and other current assets	4,788	—	4,788	5,290	—	5,290
Total current assets	65,000	—	65,000	66,426	—	66,426
Restricted cash	394	—	394	365	—	365
Property and equipment, net	2,446	—	2,446	2,312	—	2,312
Goodwill	31,907	—	31,907	31,907	—	31,907
Intangible assets, net	4,542	—	4,542	4,845	—	4,845
Other assets	3,039	—	3,039	3,306	—	3,306
Total assets	$107,328	$—	$107,328	$109,161	$—	$109,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,567	$—	$4,567	$3,555	$—	$3,555
Accrued expenses	10,765	428	11,193	11,500	411	11,911
Deferred revenue	22,743	—	22,743	27,017	—	27,017
Current portion of capital lease obligations	204	—	204	217	—	217
Total current liabilities	38,279	428	38,707	42,289	411	42,700
Deferred revenue—long-term	2,985	—	2,985	445	—	445
Restructuring costs, net of current portion	1,428	—	1,428	1,539	—	1,539
Other long-term liabilities	121	—	121	40	—	40
Total liabilities	42,813	428	43,241	44,313	411	44,724

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	79	—	79	79	—	79
Additional paid-in capital and deferred compensation	274,754	7,734	282,488	273,165	7,697	280,862
Accumulated deficit	(212,735)	(8,162)	(220,897)	(210,587)	(8,108)	(218,695)
Accumulated other comprehensive income	2,417	—	2,417	2,191	—	2,191
Total stockholders’ equity	64,515	(428)	64,087	64,848	(411)	64,437
Total liabilities and stockholders’ equity	$107,328	$—	$107,328	$109,161	$—	$109,161

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

	September 30, 2005			June 30, 2005
	As Previously Reported	Adjustments (1)	Restated	As Previously Reported	Adjustments (1)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$38,546	$—	$38,546	$32,739	$—	$32,739
Marketable securities	—	—	—	4,100		4,100
Restricted cash	1,982	—	1,982	1,785	—	1,785
Accounts receivable	18,979	—	18,979	23,719	—	23,719
Prepaid expenses and other current assets	4,345	—	4,345	4,463	—	4,463
Total current assets	63,852	—	63,852	66,806	—	66,806
Restricted cash	365	—	365	559	—	559
Property and equipment, net	2,479	—	2,479	2,790	—	2,790
Goodwill	31,907	—	31,907	31,978	—	31,978
Intangible assets, net	5,148	—	5,148	5,451	—	5,451
Other assets	3,499	—	3,499	3,525	—	3,525
Total assets	$107,250	$—	$107,250	$111,109	$—	$111,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,554	$—	$4,554	$5,000	$—	$5,000
Accrued expenses	8,902	400	9,302	9,277	273	9,550
Deferred revenue	26,050	—	26,050	25,166	—	25,166
Current portion of capital lease obligations	213	—	213	209	—	209
Total current liabilities	39,719	400	40,119	39,652	273	39,925
Deferred revenue—long-term	147	—	147	301	—	301
Restructuring costs, net of current portion	1,731	—	1,731	2,316	—	2,316
Other long-term liabilities	96	—	96	150	—	150
Total liabilities	41,693	400	42,093	42,419	273	42,692

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	78	—	78	77	—	77
Additional paid-in capital and deferred compensation	273,824	7,653	281,477	269,475	7,669	277,144
Deferred stock-based compensation	(1,940)	—	(1,940)	—	—	—
Accumulated deficit	(208,889)	(8,053)	(216,942)	(203,437)	(7,942)	(211,379)
Accumulated other comprehensive income	2,484		2,484	2,575	—	2,575
Total stockholders’ equity	65,557	(400)	65,157	68,690	(273)	68,417
Total liabilities and stockholders’ equity	$107,250	$—	$107,250	$111,109	$—	$111,109
(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

	March 31, 2005			December 31, 2004
	As Previously Reported	Adjustments (1)	Restated	As Previously Reported	Adjustments (1)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$35,325	$—	$35,325	$47,287	$—	$47,287
Marketable securities	4,000		4,000	4,000		4,000
Restricted cash	1,782	—	1,782	1,780	—	1,780
Accounts receivable	15,849	—	15,849	17,928	—	17,928
Prepaid expenses and other current assets	3,578	—	3,578	3,841	—	3,841
Total current assets	60,534	—	60,534	74,836	—	74,836
Restricted cash	558	—	558	558	—	558
Property and equipment, net	2,867	—	2,867	3,172	—	3,172
Goodwill	32,028	—	32,028	32,028	—	32,028
Intangible assets, net	5,754	—	5,754	6,178	—	6,178
Other assets	3,093	—	3,093	2,419	—	2,419
Total assets	$104,834	$—	$104,834	$119,191	$—	$119,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,899	$—	$4,899	$6,656	$—	$6,656
Accrued expenses	9,656	269	9,925	13,981	265	14,246
Deferred revenue	17,040	—	17,040	18,582	—	18,582
Current portion of capital lease obligations	205	—	205	201	—	201
Total current liabilities	31,800	269	32,069	39,420	265	39,685
Deferred revenue—long-term	947	—	947	1,622	—	1,622
Other long-term liabilities	204	—	204	257	—	257
Total liabilities	32,951	269	33,220	41,299	265	41,564

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	77	—	77	77	—	77
Additional paid-in capital and deferred compensation	268,614	7,629	276,243	267,629	7,549	275,178
Accumulated deficit	(199,971)	(7,898)	(207,869)	(193,541)	(7,814)	(201,355)
Accumulated other comprehensive income	3,163	—	3,163	3,727	—	3,727
Total stockholders’ equity	71,883	(269)	71,614	77,892	(265)	77,627
Total liabilities and stockholders’ equity	$104,834	$—	$104,834	$119,191	$—	$119,191

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

As a result of the restatement, the trends and variance analysis previously disclosed in Forms 10-Q have only been impacted by changes in stock-based compensation and related payroll tax expense. Such changes to the quarters appearing in the tables below are not so significant as to change the trends previously disclosed in the respective management discussions and analyses. The increase in net loss for each of the six quarterly periods restated ranges from 1% to 3%. Our Form 10-Q for June 30, 2006 has been filed simultaneously with this Form 10-K and also includes restated results. See management discussion and analysis contained in our Form 10-Q for the nine month period ended June 30, 2006 which reflects the restated quarterly and nine month comparative results and provides additional detail.

Quarterly Trends

Revenues

License Revenue. License revenues can vary significantly from quarter to quarter depending upon the underlying terms of the license agreements. The quarters ended March 31, 2006 and June 30, 2006 contained $5.0 million and $2.5 million in term licenses, respectively. These term licenses were non-cancelable, non-refundable and were provided on an unsupported basis; accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements.

The timing of revenues recognized under the percentage-of-completion method of accounting is also influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts.

Service Revenue. Total service revenue includes consulting, training, customer support and reimbursement of out-of-pocket expenses. These revenues can also vary significantly from quarter to quarter depending upon the timing of customer purchases.

Cost of revenues

License. Cost of license revenues includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Accordingly the cost of revenues associated with licenses increased beginning with the quarter ended September 30, 2005 as the amortization of the capitalized costs began.

Service. The cost of service revenues fluctuates with internal headcount, the use of third party consultants used on certain customer engagements, and the pass through charges associated with out-of-pocket expenses.

Amortization of intangible assets (included in cost of revenues). The $0.1 million of amortization expense in the quarter ended December 31, 2004 primarily relates to intangibles associated with the acquisition of OnDemand in April 2002. These intangible became fully amortized in the quarter ended March 31, 2005. On December 21, 2004, we recorded, and began to amortize, aggregate additions of $6.1 million of intangible assets related to the acquisition of KiQ. The $0.3 million of amortization expense per quarter beginning with the March 31, 2005 quarter relates to these KiQ intangibles. The amortization expense for the amortization of intangible assets attributable to the acquisition of KiQ will be expensed through December 2009.

Operating Expenses

Sales and marketing. Changes in sales and marketing expenses from quarter to quarter are primarily driven by changes in headcount, changes in stock-based compensation and the timing of periodic sales and customer events. For the sequential quarters ending June 30, 2005 aggregate costs were between $7.2 and $7.3 million per quarter. Additions to headcount and severance payments increased payroll related costs by approximately $0.1 million, $0.2 million and $0.2 million per quarter for each of the next three sequential quarters ending March 31, 2006. For the same three sequential quarters, stock-based compensation expense also increased (decreased) by $0.2 million, $0.3 million and ($0.1) million. For the March 31, 2006 quarter, these changes combined with the $0.4 million cost of the annual sales event resulted in $8.8 million in total costs for the quarter. Headcount declined in the June 30, 2006 quarter and no sales or customer events took place, resulting in $8.0 million of costs for the quarter. During the quarter ended September 30, 2006, $0.5 million of costs associated with a customer event, combined with $0.3 million of increases in marketing spending resulted in $8.7 million of costs for the quarter.

Research and development. Changes in research and development expenses from quarter to quarter are primarily driven by changes in headcount and changes to the level of consulting services contracted by the Company. Research and development costs were $4.9 million for the quarter ended December 31, 2004. For the next three sequential quarters, total research and development costs increased (decreased) by $0.4 million, $0.1 million and ($0.7) million. These changes were primarily due to headcount fluctuations, with the $0.7 million decrease being associated with the 2005 restructuring. Research and development costs remained between $4.7 million and $4.5 million for the next two quarters ending September 30, 2005 and December 31, 2005, respectively. Beginning with the quarter ended March 31, 2006 consulting costs and interdepartmental transfers of costs associated with co-development product increased total research and development spending. These increases of $1.3 million and $1.9 million for the quarters ended March 31, 2006 and June 30, 2005, respectively, brought total research and development spending to $7.8 million for the quarter ended June 30, 2006. One of the co-development products was completed during the quarter ended September 30, 2006 and total research and development expense declined by $0.1 million to $7.7 million for the quarter ended September 30, 2006.

General and administrative. Changes in general and administrative expenses from quarter to quarter are primarily driven by consulting and audit fees, increases in headcount associated with converting consultants to permanent employee status and severance payments made to former employees. During the quarter ended March 31, 2005 audit and other consulting fees increased approximately $0.8 million from the prior quarter. These increases related to the change in the Company’s fiscal year end and the restatement of fiscal 2004 results. Audit and other consulting fees declined $0.4 million during the quarter ended June 30, 2005 resulting in $4.7 million of total costs for the period. Total general and administrative costs remained at this level for three quarters. During the quarter ended March 31, 2006, audit and other consulting costs declined $0.8 million from the prior quarter, reflecting the completion of the year end audit and associated SOX procedures. This decrease was offset by $0.6 million in severance payments, an approximate $0.4 million increase in payroll costs relating to headcount increases and a $0.1 million increase to stock-based compensation. There were no significant severance payments in the quarter ended June 30, 2006 and total general and administrative costs declined to $4.8 million. For the quarter ended September 30, 2006, audit and other consulting fees increased $1.2 million from the June quarter reflecting the activity associated with the stock option investigation and the normal year end audit of the financial statements. This increase was partially offset by a $0.2 million decline in stock-based compensation expense.

Amortization of intangible assets (included in operating expenses). Amortization expense was less than $0.1 million for the quarters ended December 31, 2004 and March 31, 2005. The associated intangible assets became fully amortized in the quarter ended March 31, 2005.

Purchased in-process research and development. In-process research and development expense represents acquired technology that, on the date of acquisition, had not achieved technological feasibility and did not have an alternative future use, based on the state of development. Because the product under development may not achieve commercial viability, the amount of acquired in-process research and development was immediately expensed. The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its designed specifications, including functions, features and technical performance requirements. For the quarter ended December 31, 2004, we recorded an expense of $1.9 million related to acquired in-process technology attributable to the acquisition of KiQ. There was no purchased in-process research and development expense for any other quarters presented in the tables below..

Restructuring expenses. During the quarter ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America, and an associated restructuring expense was recorded. As the earned portions of severed employee retention bonuses were paid, adjustments to the previously recorded estimates were necessary. These adjustments resulted in a $0.1 million benefit in the quarter ended December 31, 2004 and a less than $0.1 million expense in the quarter ended March 31, 2005. In July 2005, we announced a reduction in workforce and incurred a one-time cash charge of approximately $1.1 million in the quarter ended September 30, 2005. There was no restructuring expenses in the other quarters presented in the tables below.

Interest income, net. Interest income, net was $.02 million in the quarters ended December 31, 2004 and March 31, 2005, then declined to $0.1 million in the quarter ended June 30, 2005. This decline was primarily due to a reduction in cash balances associated with the $9.8 million used to acquire KiQ in December of 2004. Interest income, net increased to $0.2 million for the quarters ended September 30, 2005 and December 31, 2005 and then to $0.3 million for quarters thereafter. This increase was primarily due to increases in interest rates and higher average cash balances, as the Company’s operating and financing activities generated cash during this period.

Other expense, net. These gains and losses are primarily associated with foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. Gains and losses are also associated with our U.S. dollar account balances held in Europe and the U.S. dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

Provision for income taxes. . Our provisions for income taxes were between $0.1million and $0.2 million for each of the quarters presented in the table below. The provisions were attributable to taxes on earnings from our foreign subsidiaries and certain state income taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the years ended September 30, 2006 and 2005 (unaudited, in thousands, except per share data):

Year ended September 30, 2006:

	Quarter -Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
			(Restated)(1)	(Restated)(1)
Revenues:
License	$7,925	$10,257	$13,206	$9,126
Service	13,754	16,769	13,067	13,432
Total revenues	21,679	27,026	26,273	22,558
Cost of net revenues:
License	331	398	518	443
Service (2)	7,349	8,965	7,867	6,385
Amortization of intangible assets	302	303	303	303
Cost of revenues	7,982	9,666	8,688	7,131
Gross profit	13,697	17,360	17,585	15,427
Operating expenses:
Sales and marketing (2)	8,739	7,976	8,761	8,140
Research and development (2)	7,699	7,780	5,862	4,517
General and administrative (2)	5,640	4,842	5,244	4,719
Total operating expense	22,078	20,598	19,867	17,376
Loss from operations	(8,381)	(3,238)	(2,282)	(1,949)
Interest income, net	311	329	281	199
Other income (expense), net	(91)	(623)	(31)	118
Net loss before income taxes	(8,161)	(3,532)	(2,032)	(1,632)
Provision for income taxes	203	150	170	121
Net loss	$(8,364)	$(3,682)	$(2,202)	$(1,753)
Net loss per share—basic and diluted	$(0.11)	$(0.05)	$(0.03)	$(0.02)
Weighted average shares used in computing basic and diluted net loss per share	78,669	78,035	77,228	76,824

(1)-See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$72	$92	$58	$26
Sales and marketing	421	571	613	722
Research and development	80	124	69	59
General and administrative	430	669	396	293
Total stock-based compensation expense	$1,003	$1,456	$1,136	$1,100

Year ended September 30, 2005:

	Quarter -Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
Revenues:
License	$6,649	$9,228	$6,959	$8,842
Service	14,607	12,393	12,212	12,835
Total revenues	21,256	21,621	19,171	21,677
Cost of net revenues:
License	377	337	198	166
Service (2)	7,698	7,311	7,622	7,523
Amortization of intangible assets	303	303	331	131
Cost of revenues	8,378	7,951	8,151	7,820
Gross profit	12,878	13,670	11,020	13,857
Operating expenses:
Sales and marketing (2)	7,882	7,275	7,179	7,226
Research and development (2)	4,670	5,421	5,312	4,868
General and administrative (2)	4,742	4,679	5,197	3,933
Amortization of intangible assets	—	—	93	24
Restructuring expense	1,149	—	26	(123)
Purchased in-process research and development	—	—	—	1,940
Total operating expense	18,443	17,375	17,807	17,868
Loss from operations	(5,565)	(3,705)	(6,787)	(4,011)
Interest income, net	216	147	182	210
Other income (expense), net	(58)	186	166	(397)
Net loss before income taxes	(5,407)	(3,372)	(6,439)	(4,198)
Provision for income taxes	156	138	75	80
Net loss	$(5,563)	$(3,510)	$(6,514)	$(4,278)
Net loss per share—basic and diluted	$(0.07)	$(0.05)	$(0.09)	$(0.06)
Weighted average shares used in computing basic and diluted net loss per share	77,886	75,080	74,745	72,223

(1)-See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$222	$176	$273	$19
Sales and marketing	460	222	300	10
Research and development	274	227	330	3
General and administrative	215	114	166	20
Total stock-based compensation expense	$1,171	$739	$1,069	$52

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of September 30, 2006 (unaudited, in thousand, except per share data):

	Three Months Ended March 31, 2006			Three Months Ended December 31, 2005
	As Reported	Adjustment (1)	Restated	As Reported	Adjustment (1)	Restated
Revenues:
License	$13,206	$—	$13,206	$9,126	$—	$9,126
Service	13,067	—	13,067	13,432	—	13,432
Total revenues	26,273	—	26,273	22,558	—	22,558
Cost of net revenues:
License	518	—	518	443	—	443
Service (2)	7,864	3	7,867	6,384	1	6,385
Amortization of intangible assets	303	—	303	303	—	303
Cost of revenues	8,685	3	8,688	7,130	1	7,131
Gross profit	17,588	(3)	17,585	15,428	(1)	15,427
Operating expenses:
Sales and marketing (2)	8,732	29	8,761	8,104	36	8,140
Research and development (2)	5,859	3	5,862	4,514	3	4,517
General and administrative (2)	5,225	19	5,244	4,704	15	4,719
Total operating expense	19,816	51	19,867	17,322	54	17,376
Loss from operations	(2,228)	(54)	(2,282)	(1,894)	(55)	(1,949)
Interest income, net	281	—	281	199	—	199
Other income (expense), net	(31)	—	(31)	118	—	118
Net loss before income taxes	(1,978)	(54)	(2,032)	(1,577)	(55)	(1,632)
Provision for income taxes	170	—	170	121	—	121
Net loss	$(2,148)	$(54)	$(2,202)	$(1,698)	$(55)	$(1,753)
Net loss per share—basic and diluted	$(0.03)	$—	$(0.03)	$(0.02)	$—	$(0.02)
Weighted average shares used in computing basic and diluted net loss per share	77,228	—	77,228	76,824	—	76,824

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$56	$2	$58	$25	$1	$26
Sales and marketing	593	20	613	693	29	722
Research and development	67	2	69	57	2	59
General and administrative	383	13	396	281	12	293
Total stock-based compensation expense	$1,099	$37	$1,136	$1,056	$44	$1,100

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of September 30, 2005 (unaudited, in thousand, except per share data):

	Three Months Ended September 30, 2005			Three Months Ended June 30, 2005
	As Reported	Adjustment (1)	Restated	As Reported	Adjustment (1)	Restated
Revenues:
License	$6,649	$—	$6,649	$9,228	$—	$9,228
Service	14,607	—	14,607	12,393	—	12,393
Total revenues	21,256	—	21,256	$21,621	—	21,621
Cost of net revenues:
License	377	—	377	337	—	337
Service (2)	7,677	21	7,698	7,300	11	7,311
Amortization of intangible assets	303	—	303	303	—	303
Cost of revenues	8,357	21	8,378	7,940	11	7,951
Gross profit	12,899	(21)	12,878	13,681	(11)	13,670
Operating expenses:
Sales and marketing (2)	7,838	44	7,882	7,262	13	7,275
Research and development (2)	4,644	26	4,670	5,408	13	5,421
General and administrative (2)	4,722	20	4,742	4,672	7	4,679
Amortization of intangible assets	—	—	—	—	—	—
Restructuring expense	1,149	—	1,149	—	—	—
Purchased in-process research and development	—	—	—	—	—	—
Total operating expense	18,353	90	18,443	17,342	33	17,375
Loss from operations	(5,454)	(111)	(5,565)	(3,661)	(44)	(3,705)
Interest income, net	216	—	216	147	—	147
Other income (expense), net	(58)	—	(58)	186	—	186
Net loss before income taxes	(5,296)	(111)	(5,407)	(3,328)	(44)	(3,372)
Provision for income taxes	156	—	156	138		138
Net loss	$(5,452)	$(111)	$(5,563)	$(3,466)	$(44)	$(3,510)
Net loss per share—basic and diluted	$(0.07)	$—	$(0.07)	$(0.05)	$—	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	77,886	—	77,886	75,080	—	75,080

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$225	$(3)	$222	$166	$10	$176
Sales and marketing	466	(6)	460	210	12	222
Research and development	278	(4)	274	215	12	227
General and administrative	218	(3)	215	108	6	114
Total stock-based compensation expense	$1,187	$(16)	$1,171	$699	$40	$739

	Three Months Ended March 31, 2005			Three Months Ended December 31, 2004
	As Reported	Adjustment (1)	Restated	As Reported	Adjustment (1)	Restated
Revenues:
License	$6,959	$—	$6,959	$8,842	$—	$8,842
Service	12,212	—	12,212	12,835	—	12,835
Total revenues	19,171	—	19,171	$21,677	—	21,677
Cost of net revenues:
License	198	—	198	166	—	166
Service (2)	7,601	21	7,622	7,492	31	7,523
Amortization of intangible assets	331	—	331	131	—	131
Cost of revenues	8,130	21	8,151	7,789	31	7,820
Gross profit	11,041	(21)	11,020	13,888	(31)	13,857
Operating expenses:
Sales and marketing (2)	7,155	24	7,179	7,209	17	7,226
Research and development (2)	5,286	26	5,312	4,863	5	4,868
General and administrative (2)	5,184	13	5,197	3,900	33	3,933
Amortization of intangible assets	93	—	93	24	—	24
Restructuring expense	26	—	26	(123)	—	(123)
Purchased in-process research and development	—	—	—	1,940	—	1,940
Total operating expense	17,744	63	17,807	17,813	55	17,868
Loss from operations	(6,703)	(84)	(6,787)	(3,925)	(86)	(4,011)
Interest income, net	182	—	182	210	—	210
Other income (expense), net	166	—	166	(397)	—	(397)
Net loss before income taxes	(6,355)	(84)	(6,439)	(4,112)	(86)	(4,198)
Provision for income taxes	75	—	75	80	—	80
Net loss	$(6,430)	$(84)	$(6,514)	$(4,192)	$(86)	$(4,278)
Net loss per share—basic and diluted	$(0.09)	$—	$(0.09)	$(0.06)	$—	$(0.06)
Weighted average shares used in computing basic and diluted net loss per share	74,745	—	74,745	72,223	—	72,223

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$253	$20	$273	$(11)	$30	$19
Sales and marketing	277	23	300	(6)	16	10
Research and development	305	25	330	(2)	5	3
General and administrative	154	12	166	(12)	32	20
Total stock-based compensation expense	$989	$80	$1,069	$(31)	$83	$52

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed our activities through the issuance of our common stock. Our cash, cash equivalents, restricted cash and long-term restricted cash consist principally of money market accounts and certificates of deposit and totaled $45.8 million and $40.9 million at September 30, 2006 and September 30, 2005, respectively, an increase of $4.9 million.

Operating Activities

Cash provided by operating activities was $3.2 million during the year ended September 30, 2006, which consisted primarily of our net loss of $16.0 million adjusted for non-cash items (depreciation, amortization, non-cash stock-based compensation expense, provision for doubtful accounts, loss on disposal of assets and other non-cash charges) aggregating approximately $8.2 million and the net cash inflow effect from changes in assets and liabilities of approximately $11.0 million. This net cash inflow was primarily caused by an increase in liability balances for accrued expenses and other liabilities of $6.1 million, accounts payable of $3.0 million and deferred revenue of $2.8 million offset by cash outflows related to an increase in prepaid expenses of $1.0 million. The increase in accrued expenses, other liabilities and accounts payable is primarily due to the timing of when the payments were made for these liabilities. The increase in deferred revenue was primarily due to an increase in license revenue backlog for the year.

Cash used in operating activities was $9.0 million during the year ended September 30, 2005, which consisted primarily of our net loss of $19.9 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the KiQ acquisition, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) aggregating approximately $7.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $3.1 million. This net cash inflow was primarily caused by an increase in revenue and the collection of accounts receivable, offset by the payment of accounts payable and accrued expenses, and additions to prepaid expenses and other assets. The increase in deferred revenue is primarily attributable to two significant license agreements signed in the three month period ended June 30, 2005. These agreements are being accounted for under the percentage of completion method of accounting.

For the nine months ended September 30, 2004, the $4.4 million use of cash consisted primarily of our net loss of $1.4 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) of approximately $2.5 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.5 million. This net cash outflow was caused primarily by $8.1 million increase in accounts receivable, which was caused in part by a new financial information system conversion during the third quarter. This conversion delayed normal accounts receivable collection efforts, resulting in higher balances due from customers.

Investing Activities

Cash used in investing activities during the year ended September 30, 2006 was less than $0.1 million. The cash used primarily related to the purchase of $1.7 million of property and equipment and the capitalization of $0.3 million of software development costs associated with the porting an existing product to a new platform. This use of cash was offset by the release of $1.9 million of restricted cash during the period.

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

Financing Activities

Financing activities were a source of cash in the amounts of $2.0 million, $1.0 million, and $28.7 million for the year ended September 30, 2006 and 2005 and nine months ended September 30, 2004, respectively.

For the year ended September 30, 2006, the amount relates to $2.2 million in proceeds from stock option exercises, offset by payments of $0.2 million on capital lease obligations.

For the year ended September 30, 2005, the amount relates to $1.2 million in proceeds from stock option exercises, offset by payments of $0.2 million on capital lease obligations. During the year ended September 30, 2005, we suspended our Employee Stock Purchase Plan (“ESPP”). Historically, proceeds to us from the ESPP have been significant. During the nine months ended

September 30, 2004, this source of financing provided proceeds to the company in the amount of $1.5 million. We have not yet determined if and when the ESPP will be reinstated and, accordingly, we do not anticipate that we will receive proceeds from the ESPP in the near term.

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

The revolving line of credit contains a provision of up to $5.0 million for issuances of standby commercial letters of credit. As of September 30, 2006, we had utilized $1.2 million of the standby commercial letter of credit limit of which $0.7 million serves as collateral for computer equipment leases for Ness. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of September 30, 2006, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of September 30, 2006, there was no outstanding balance on our revolving line of credit.

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

Contractual Obligations and Off Balance Sheet Arrangements

We have entered into an agreement with Ness, effective December 15, 2003, wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for an additional one year term. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.7 million in guarantee of Ness financial commitments under the lease. Management believes that the likelihood of the performance of the guarantee being called is remote.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

Future payments due under lease obligations as of September 30, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Year Ended September 30:
2007	$97	$3,712
2008	—	3,318
2009	—	2,582
2010	—	2,009
2011	—	1,068
Thereafter	—	1,208
Total minimum payments	$97	$13,897

Our existing cash and cash equivalents balances may decline in future periods. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. In early 2007 we received $20.0 million associated with a customer license arrangement. If the global economy weakens, cash balances could be unfavorably impacted.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 11. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agree to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2006 (in thousands):

	September 30, 2006	Fair Value
Restricted cash in short-term investments	$185	$185
Average interest rates	2.96%

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2005 (in thousands)

	September 30, 2005	Fair Value
Restricted cash in short-term investments	$1,982	$1,982
Average interest rates	0.70%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our money market accounts. We invest our excess cash in money market accounts and certificates-of-deposits less than one year in maturity.

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 38% of total revenues for the year ended September 30, 2006. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than their respective local currencies. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At September 30, 2006, approximately $14.6 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Year Ended September 30, 2006 and 2005, and for the Nine Months Ended September 30, 2004.

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm as of and for the years ended September 30, 2006 and 2005	63
Report of Independent Registered Public Accounting Firm for the nine months ended September 30, 2004	64
Consolidated Balance Sheets as of September 30, 2006 and 2005	65
Consolidated Statements of Operations for the year ended September 30, 2006, the year ended September 30, 2005, and the nine months ended September 30, 2004	66
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the year ended September 30, 2006, the year ended September 30, 2005, and the nine months ended September 30, 2004	67
Consolidated Statements of Cash Flows for the year ended September 30, 2006, the year ended September 30, 2005, and the nine months ended September 30, 2004	68
Notes to Consolidated Financial Statements	69

Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the year ended September 30, 2006, the year ended September 30, 2005, and the nine-month period ended September 30, 2004	132

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Chordiant Software, Inc.:

We have audited the accompanying consolidated balance sheets of Chordiant Software, Inc. (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended. We have also audited the financial statement schedule listed in the Index at Item 15(a) as of and for the years ended September 30, 2006 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chordiant Software, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule as of and for the years ended September 30, 2006 and 2005, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the Consolidated Financial Statements, the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, have been restated.

As discussed in Note 2 to the Consolidated Financial Statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of material weaknesses.

/s/ BDO Seidman, LLP

San Jose, California
February 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chordiant Software, Inc.:

In our opinion, the consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Loss and Cash Flows of Chordiant Software, Inc. present fairly, in all material respects, the results of their operations and their cash flows for the nine-month period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the nine-month period ended September 30, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2004 consolidated financial statements and financial statement schedule.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 18, 2005, except for the restatement described in Note 3 to the consolidated financial statements, as to which the date is February 8, 2007.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2006	September 30, 2005
		(restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$45,278	$38,546
Restricted cash	185	1,982
Accounts receivable, net, including $142 and $263 due from related parties at September 30, 2006 and 2005, respectively	19,025	18,979
Prepaid expenses and other current assets	5,210	4,345
Total current assets	69,698	63,852
Restricted cash	334	365
Property and equipment, net	2,630	2,479
Goodwill	32,044	31,907
Intangible assets, net	3,937	5,148
Other assets	2,860	3,499
Total assets	$111,503	$107,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $132 and nil to related parties at September 30, 2006 and 2005 respectively	$7,665	$4,554
Accrued expenses	15,706	9,302
Deferred revenue, including related party balances of $112 and $370 at September 30, 2006 and 2005, respectively	23,909	26,050
Current portion of capital lease obligations	95	213
Total current liabilities	47,375	40,119
Deferred revenue—long-term	5,596	147
Restructuring costs, net of current portion	1,239	1,731
Other long-term liabilities	68	96
Total liabilities	54,278	42,093

Commitments and contingencies (Notes 7, 10 and 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at September 30, 2006 and 2005	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 80,075 and 78,488 shares issued and outstanding at September 30, 2006 and 2005, respectively	80	78
Additional paid-in capital	286,392	281,649
Deferred stock-based compensation	—	(2,112)
Accumulated deficit	(232,943)	(216,942)
Accumulated other comprehensive income	3,696	2,484
Total stockholders’ equity	57,225	65,157
Total liabilities and stockholders’ equity	$111,503	$107,250

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
		(restated)(1)	(restated)(1)
Revenues:
License, including related party items aggregating nil, $5,612, and nil for year ended September 30, 2006 and 2005, and nine months ended September 30, 2004, respectively	$40,514	$31,678	$23,661
Service, including related party items aggregating $663, $2,443, and nil for years ended September 30, 2006 and 2005, and nine months ended September 30, 2004, respectively	57,022	52,047	37,362
Total revenues	97,536	83,725	61,023
Cost of revenues:
License	1,690	1,079	1,262
Service, including related party items aggregating $669, nil, and nil for the years ended September 30, 2006 and 2005, and nine months ended September 30, 2004, respectively	30,566	30,155	21,630
Amortization of intangible assets	1,211	1,068	1,044
Total cost of revenues	33,467	32,302	23,936
Gross profit	64,069	51,423	37,087
Operating expenses:
Sales and marketing	33,616	29,561	17,825
Research and development	25,858	20,272	13,160
General and administrative	20,445	18,549	7,099
Amortization of intangible assets	—	117	126
Restructuring expense	—	1,052	172
Purchased in-process research and development	—	1,940	—
Total operating expenses	79,919	71,491	38,382
Loss from operations	(15,850)	(20,068)	(1,295)
Interest income, net	1,120	755	498
Other expense, net	(627)	(103)	(132)
Loss before income taxes	(15,357)	(19,416)	(929)
Provision for income taxes	644	449	442
Net loss	$(16,001)	$(19,865)	$(1,371)

Net loss per share—basic and diluted	$(0.21)	$(0.27)	$(0.02)
Weighted average shares used in computing basic and diluted net loss per share	77,682	74,449	69,761

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(restated) (1)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive (Loss)
	Shares	Amount
Balance at December 31, 2003- as previously reported	64,763	$65	$235,911	$(1,665)	$(188,906)	$3,041	$48,446
Restatement adjustments to opening stockholders’ equity	—	—	7,512	(808)	(6,800)	—	(96)
Balance at December 31, 2003- restated	64,763	65	243,423	(2,473)	(195,706)	3,041	48,350
Exercise of stock options	1,150	1	2,414	—	—	—	2,415
Amortization of unearned compensation	—	—	—	(311)	—	—	(311)
Amortization of restricted stock	—	—	—	87	—	—	87
Change in grantee status	—	—	362	—	—	—	362
Cancellation of restricted stock	(234)	(1)	(409)	409	—	—	(1)
Issuance of restricted stock	3	—	17	—	—	—	17
Unearned compensation on variable options	—	—	(1,901)	1,901	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	2,000	2	1,546	—	—	—	1,548
Issuance of common stock, net of offering costs	4,854	5	24,809	—	—	—	24,814
Warrants issued to customer	—	—	(46)	—	—	—	(46)
Unearned compensation on stock options-restatement	—	—	313	(313)	—	—	—
Net loss	—	—	—	—	(1,371)	—	(1,371)	$(1,371)
Foreign currency translation gain	—	—	—	—	—	48	48	48
Comprehensive loss								$(1,323)
Balance at September 30, 2004- restated	72,536	72	270,528	(700)	(197,077)	3,089	75,912
Exercise of stock options	1,246	1	1,511	—	—	—	1,512
Amortization of unearned compensation related to acquisitions	—	—	—	2,729	—	—	2,729
Amortization of unearned compensation	—	—	—	(348)	—	—	(348)
Amortization of restricted stock	—	—	—	650	—	—	650
Cancellation of restricted stock	(96)	—	(221)	221	—	—	—
Unearned compensation on variable options	—	—	(411)	411	—	—	—
Issuance of restricted stock	450	1	951	(952)	—	—	—
Issuance of common stock, net of offering costs, and restricted stock related to acquisitions	4,352	4	9,303	(4,123)	—	—	5,184
Warrants issued to customer	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	(19,865)	—	(19,865)	$(19,865)
Foreign currency translation loss	—	—	—	—	—	(605)	(605)	(605)
Comprehensive loss								$(20,470)
Balance at September 30, 2005- restated	78,488	78	281,649	(2,112)	(216,942)	2,484	65,157
Exercise of stock options and warrants	1,282	2	2,024	—	—	—	2,026
Amortization of unearned compensation related to acquisitions	—	—	756	—	—	—	756
Amortization of unearned compensation	—	—	3,475	—	—	—	3,475
Amortization of restricted stock	—	—	463	—	—	—	463
Cancellation of restricted stock	(20)	—	—	—	—	—	—
Issuance of restricted stock	325	—	—	—	—	—	—
Issuance of common stock, net of offering costs, and restricted stock related to acquisitions	—	—	137	—	—	—	137
Reclassification of deferred compensation due to adoption of SFAS 123R	—	—	(2,112)	2,112	—	—	—
Net loss	—	—	—	—	(16,001)	—	(16,001)	$(16,001)
Foreign currency translation gain	—	—	—	—	—	1,212	1,212	1,212
Comprehensive loss								$(14,789)
Balance at September 30, 2006	80,075	$80	$286,392	$—	$(232,943)	$3,696	$57,225
(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments
The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2006	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
		(restated)(1)	(restated)(1)
Cash flows from operating activities:
Net loss	$(16,001)	$(19,865)	$(1,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,238	1,382	1,199
Purchased in-process research and development	—	1,940	—
Amortization of intangibles and capitalized software	2,111	1,335	1,170
Non-cash stock-based compensation expense	4,695	3,031	80
Provision (reversal) for doubtful accounts	(9)	103	22
Warrants issued to customers	—	(12)	(46)
Loss on disposal of assets	40	27	—
Other non-cash charges	140	29	21
Changes in assets and liabilities:
Accounts receivable	292	1,479	(8,137)
Prepaid expenses and other current assets	(1,028)	(988)	(378)
Other assets	(136)	250	(393)
Accounts payable	3,004	(3,893)	2,456
Accrued expenses and other long term liabilities	6,106	743	(1,144)
Deferred revenue	2,793	5,489	2,088
Net cash provided by (used in) operating activities	3,245	(8,950)	(4,433)
Cash flows from investing activities:
Property and equipment purchases	(1,694)	(726)	(804)
Capitalized product development costs	(250)	(2,226)	—
Proceeds from disposal of property and equipment	11	—	—
Cash used for acquisitions, net	—	(9,800)	—
Proceeds from release of restricted cash	1,893	(12)	(9)
Purchases of marketable securities available for sale and short term investments	—	(100)	(4,000)
Proceeds from maturities of short term investments	—	4,100	—
Net cash used for investing activities	(40)	(8,764)	(4,813)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	24,814
Proceeds from exercise of stock options	2,250	1,210	2,415
Proceeds from issuance of common stock for Employee Stock Purchase Plan	—	—	1,548
Payment on capital leases	(213)	(199)	(40)
Net cash provided by financing activities	2,037	1,011	28,737
Effect of exchange rate changes	1,490	(499)	39
Net increase (decrease) in cash and cash equivalents	6,732	(17,202)	19,530
Cash and cash equivalents at beginning of period	38,546	55,748	36,218
Cash and cash equivalents at end of period	$45,278	$38,546	$55,748
Supplemental cash flow information:
Cash paid for interest	$17	$29	$6
Cash paid for taxes	$360	$478	$195

Supplemental non-cash investing and financing activities:
Compensation expense relating to issuance of common stock to employees	$4,695	$3,031	$80
Receivable related to issuance of stock options	$77	$302	$—
Fair value of assets acquired in acquisition, excluding acquired intangible assets	$—	$1,134	$—
Liabilities assumed in acquisitions	$—	$477	$—
Issuance of common stock in connection with acquisition	$—	$9,307	$—
Purchase of assets under capital lease obligations	$—	$—	$549
Cashless exercise of stock warrants	$450	$—	$—

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments
The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Chordiant Software, Inc. (“the Company”, “Chordiant”, or “we”) is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. We concentrate on serving global customers in retail financial services, communications and other consumer direct industries. We were incorporated in California in March 1991 and reincorporated in Delaware in October 1997.

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

We have incurred cumulative losses and negative cash flows from operating activities since inception. As of September 30, 2006 we had an accumulated deficit of approximately $232.9 million. For the year ended September 30, 2006, we incurred a net loss of approximately $16.0 million and positive cash flows from operations of approximately $3.2 million.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

On December 29, 2004, Chordiant Software’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30. The nine month results reported by the Company relate to the transitional period ended September 30, 2004.

Principles of consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior options grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note: immediately preceding Part 1, Item 1 and Note 3-“Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation.

Cash, cash equivalents and marketable securities

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. The Company invests primarily in money market funds as these investments are subject to minimal credit and market risks.

Historically the Company’s marketable securities have been classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholder’s equity, net of any tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. As of September 30, 2006 and 2005, there were no marketable securities held by the Company.

Restricted cash

At September 30, 2006 and 2005, interest bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain lease obligations and post-contract customer support obligations. On December 31, 2005, $1.5 million of restricted cash that served as a security deposit on a post-contract customer support transaction was released as the underlying contract requirement expired. For the year ended September 30, 2006, $0.3 million of restricted cash for letters of credit related to lease obligations was released in accordance with the requirements of the lease agreement.

Fair value of financial instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of these instruments. The reported amount of borrowings approximates fair value because of the market value interest rates that these debts bear.

During the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, we did not enter into any foreign currency forward exchange contracts.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that the collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. If a transaction includes extended payment terms, we recognized revenue as the payments become due and payable.

Stock-based compensation

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The consolidated financial statements for the year ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended September 30, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of expense attribution from the vested graded to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the vested graded method of expense attribution while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 13.

Upon adoption of SFAS 123(R), the Company has continued to utilize the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma disclosures required under SFAS 123. For additional information, see Note 13. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the awards, and actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Stock-based compensation expense recognized under SFAS 123(R) for the year ended 2006 was $4.7 million, which consisted of stock-based compensation expense of $2.7 million related to employee stock options and $2.0 million related to restricted stock awards, respectively.

The effect of the adoption of FAS 123(R) on October 1, 2005, resulted in an increase of $1.9 million in the loss from operations, loss before income taxes and net loss, an increase of $0.02 net loss per share, for the year ended September 30, 2006, compared to the continued application of APB 25 as used in the comparable prior year period. Our reported basic and diluted net loss per share was $0.21 for the year ended September 30, 2006. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of our net deferred tax assets and our operating loss carryforwards. In addition, the adoption of FAS 123(R) did not affect our cash flows from operations or cash flows from financing activities. No stock-based compensation expense has been capitalized as part of the cost of an asset as of September 30, 2006.

Under APB 25, stock-based compensation expense of $3.0 million (restated) and $0.4 million (restated) for the period ended September 30, 2005 and nine months ended September 30, 2004 was recorded as stock-based compensation expense in the consolidated statement of operations related to variable options, options granted with exercise prices below fair market value, and restricted stock awards. Previously, the compensation expense under APB 25 on variable options was re-measured at the end of each operating period until the options were exercised, forfeited or expired. Under SFAS 123(R), these options are now expensed based on the fair value approach for unvested shares as of September 30, 2005. The restricted stock awards continue to be expensed under FAS 123(R) using a vested graded expense attribution consistent with the prior period.

There was no stock-based compensation expense related to the ESPP recognized during the year ended September 30, 2006 and 2005. See Note 13 for additional information.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. At September 30, 2006 and 2005, we have invested excess funds in money market accounts. We have cash equivalents and investments with various high quality institutions domestically and internationally.

Our accounts receivable are derived from sales to customers located in North America, Europe, and elsewhere in the world. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts when deemed necessary. The Company estimates its allowance for doubtful accounts by analyzing accounts receivable for specific risk accounts as well as providing for a general allowance amount based on historical bad debt and sales return percentages. The estimate considers historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. To date, bad debts have not been material and have been within management expectations. The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Year Ended September 30, 2006	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Citicorp Credit Services, Inc.	12%	*	*
Capital One Services, Inc.	*	18%	*
Barclays Bank, Plc.	*	*	11%
Canadian Imperial Bank of Commerce	*	*	10%
Time Warner Cable	*	*	11%

* Represents less than 10% of total revenues.

At September 30, 2006, IBM and Cash America International, Inc. accounted for approximately 26% and 14% of our accounts receivable, respectively. At September 30, 2005, Capital One, Wachovia and HSBC accounted for approximately 18%, 17% and 10% of our accounts receivable, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accounts receivable

Accounts receivable, net, consists of the following (in thousands):

	September 30,
	2006	2005
Accounts receivable, net:
Accounts receivable	$19,108	$19,193
Less allowance for doubtful accounts	(83)	(214)
	$19,025	$18,979

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

When technological feasibility is established through the completion of a working model the period of time between achieving technological feasibility and the general release of new product is generally short and software development costs qualifying for capitalization have historically been insignificant.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.3 million associated with this product have been capitalized and included in Other Assets as of September 30, 2006. This product was not available for general release as of September 30, 2006, accordingly the costs capitalized have not been amortized.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the years ended September 30, 2006 and 2005, amortization expense related to this product was $1.1 million and $0.2 million, respectively.

With respect to research and development associated with acquisitions, the value attributable to in-process research and development is charged to expense in the period we complete the acquisition (See Note 5).

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful life, generally three years. Depreciation and amortization expense was approximately $1.2 million, $1.4 million and $1.2 million for the years ended September 30, 2006 and 2005, and the nine months ended September 30, 2004, respectively.

Property and equipment included approximately $0.5 million of assets under capital leases at September 30, 2006 and 2005, respectively. Accumulated amortization under these leases at September 30, 2006 and 2005 was $0.5 million and $0.3 million, respectively.

 CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Property and equipment, net consists of the following (in thousands):

	September 30,
	2006	2005
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$3,313	$9,216
Purchased internal-use software (useful lives of 3 years)	2,254	2,336
Furniture and equipment (useful lives of 3 to 7 years)	1,043	1,508
Computer equipment and software under capital leases (useful lives of 3 years)	549	549
Leasehold improvements (shorter of 7 years or the term of the lease)	2,729	2,855
	9,888	16,464
Accumulated depreciation and amortization	(7,258)	(13,985)
	$2,630	$2,479

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

We performed the annual goodwill impairment test as of September 30, 2006 and 2005, and concluded that no impairment charge for goodwill was required at September 30, 2006 and 2005 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Intangible assets

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is one and one half to five years (See Note 6). Acquired in-process technology is expensed in the period of acquisition.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products or components of products. Royalty expense is generally based on a percentage of the underlying revenue and subject to minimum and maximum amounts. Royalty expense was approximately $1.5 million, $1.5 million, and $1.3 million for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, respectively. With respect to a licensed banking product, the Company obtained exclusive, irrevocable worldwide rights to the product. Under the terms of the agreement, if the Company did not achieve agreed upon annual minimum royalty targets, the licensor had the ability to cancel the exclusivity rights. During the year ended September 30, 2006, the minimum targets were not met and the rights to distribute the product are no longer exclusive.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30,
	2006	2005
		As Previously Reported	Adjustment	Restated (1)
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$7,627	$4,089	$400	$4,489
Accrued restructuring expenses, current portion (Note 7)	655	1,235	—	1,235
Accrued third party consulting fees	1,491	522	—	522
Accrued income, sales and other taxes	2,545	1,156	—	1,156
Accrued professional fees	1,630	729	—	729
Other accrued liabilities	1,758	1,171	—	1,171
	$15,706	$8,902	$400	$9,302

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Advertising costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs for the year ended September 30, 2006 and 2005 and nine months ended September 30, 2004 totaled approximately $0.2 million, $0.2 million, and $0.1 million, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Year ended September 30,		Nine months ended September 30, 2004
	2006	2005
		(restated) (1)	(restated) (1)
Net loss available to common stockholders	$(16,001)	$(19,865)	$(1,371)

Weighted average common stock outstanding	78,690	76,369	70,585
Common stock subject to repurchase	(1,008)	(1,920)	(824)

Denominator for basic and diluted calculation	77,682	74,449	69,761

Net loss per share—basic and diluted	$(0.21)	$(0.27)	$(0.02)

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	September 30,
	2006	2005	2004
Warrants outstanding	862	1,662	1,662
Employee stock options	10,263	8,462	9,506
Restricted stock	1,008	1,920	824
	12,133	12,044	11,992

NOTE 3— RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the fiscal periods ended September 30, 2005 and September 30, 2004, and each of the quarters in fiscal year 2005 and first two quarters of 2006.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

In July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review focused on processes used to establish the option exercise prices and to obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes. The Audit Committee and its legal advisors reviewed the Company’s historical stock option grants and related accounting including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and email communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

The Audit Committee determined that, pursuant to the requirements of APB 25, the correct measurement dates for a number of stock option grants made by Chordiant during the period 2000 to 2006 differ from the measurement dates used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of the Company’s stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower strike price. Under these circumstances, the Company should have recorded deferred stock compensation expense, which subsequently should have been amortized as stock compensation expense over the vesting period of the stock options.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In addition, as a result of the errors in determining measurement dates, certain options were determined to have been granted at an exercise price below the fair market value of our stock on the actual grant date. These discounted options vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the period in which they vest. We have yet to determine whether we will either implement a plan to assist the affected employees for the amount of this tax, adjust the terms of the original option grant, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit. As such, no expense has been recorded in the Consolidated Financial Statements in the adjustments discussed above in connection with this matter.

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

Approximately 10% of the errors (aggregating approximately $0.9 million before considering the impact of employee terminations and forfeitures) relate to activity on 20 different dates. In these instances, the date on the written documentation supporting the option grants was inconsistent with the measurement dates initially recorded by the Company. During fiscal periods 2000 through 2006, the Board of Directors had delegated the authority to approve certain stock option grants to non-executive officers to the CEO of the Company. The method of documenting such activity routinely resulted in documents being signed or approved via email after the indicated dates of the grants. Because the terms of these stock options either were not known or were subject to change by those empowered to approve the grants, the correct measurement date for the awards was the date the written or electronic documentation was completed. To determine the corrected measurement dates, the Company used the dates of Board meetings, the dates that unanimous written consents were returned or approved, or the date that the appropriate email approvals were obtained from the CEO. Because these dates are not subject to judgment, no significant estimates were necessary for these items.

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

Approximately 7% of the errors (aggregating approximately $0.6 million before considering the impact of employee terminations and forfeitures) relate to three grants awarded to members of senior management. In two of these instances, the underlying compensation plans were in the process of being negotiated over periods spanning several weeks. The measurement date initially recorded by the Company was a date at, or near, the beginning of the negotiation process. Because the stock options were a part of the respective compensation package, the measurement date for the awards should have been delayed until the respective compensation agreements were determined and approved with finality. In the third instance, the grant was not ratified by the Board of Directors until a later date than the date initially recorded as the measurement date. To determine the corrected measurement dates, the Company used documents that evidenced the appropriate level of review, or if not available, the date our third party stock option service provider entered the data into the stock option database. As such, judgment was necessary to determine the date these grants were approved with finality. It is estimated that the range between the high and low of such accounting estimates is less than $0.1 million (unaudited) for these items.

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

The expenses arising from the investigation, the restatement and related activities are recorded in the periods incurred. The aggregate cost of external legal, accounting and auditing costs incurred through September 30, 2006 was approximately $1.2 million and at December 31, 2006 the cumulative costs were estimated to be $2.2 million.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the effects of the stock-based compensation and related payroll tax adjustments made to the Company’s previously reported consolidated balance sheet as of September 30, 2005 (in thousands, except share amounts):

	September 30, 2005
	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$38,546	$—	$38,546
Restricted cash	1,982	—	1,982
Accounts receivable	18,979	—	18,979
Prepaid expenses and other current assets	4,345	—	4,345
Total current assets	63,852	—	63,852
Restricted cash	365	—	365
Property and equipment, net	2,479	—	2,479
Goodwill	31,907	—	31,907
Intangible assets, net	5,148	—	5,148
Other assets	3,499	—	3,499
Total assets	$107,250	$—	$107,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,554	$—	$4,554
Accrued expenses	8,902	400	9,302
Deferred revenue	26,050	—	26,050
Current portion of capital lease obligations	213	—	213
Total current liabilities	39,719	400	40,119
Deferred revenue—long-term	147	—	147
Restructuring costs, net of current portion	1,731	—	1,731
Other long-term liabilities	96	—	96
Total liabilities	41,693	400	42,093

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at September 30, 2005	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 78,488 and outstanding at September 30, 2005	78	—	78
Additional paid-in capital and deferred compensation	273,824	7,825	281,649
Deferred stock-based compensation	(1,940)	(172)	(2,112)
Accumulated deficit	(208,889)	(8,053)	(216,942)
Accumulated other comprehensive income	2,484	—	2,484
Total stockholders’ equity	65,557	(400)	65,157
Total liabilities and stockholders’ equity	$107,250	$—	$107,250

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the effects of the stock-based compensation and related payroll tax adjustments made to the Company’s previously reported consolidated statement of operations for the year ended September 30, 2005 and the nine months ended September 30, 2004 (in thousands, except share amounts):

	Year Ended September 30, 2005			Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated

Revenues:
License	$31,678	$—	$31,678	$23,661	$—	$23,661
Service	52,047	—	52,047	37,362	—	37,362
Total revenues	83,725	—	83,725	61,023	—	61,023
Cost of revenues:
License	1,079	—	1,079	1,262	—	1,262
Service	30,071	84	30,155	21,435	195	21,630
Amortization of intangible assets	1,068	—	1,068	1,044	—	1,044
Total cost of revenues	32,218	84	32,302	23,741	195	23,936
Gross profit	51,507	(84)	51,423	37,282	(195)	37,087
Operating expenses:
Sales and marketing	29,463	98	29,561	17,724	101	17,825
Research and development	20,202	70	20,272	13,149	11	13,160
General and administrative	18,476	73	18,549	6,478	621	7,099
Amortization of intangible assets	117	—	117	126	—	126
Restructuring expense	1,052	—	1,052	172	—	172
Purchased in-process research and development	1,940	—	1,940	—	—	—
Total operating expenses	71,250	241	71,491	37,649	733	38,382
Loss from operations	(19,743)	(325)	(20,068)	(367)	(928)	(1,295)
Interest income, net	755	—	755	498	—	498
Other expense, net	(103)	—	(103)	(132)	—	(132)
Net loss before income taxes	(19,091)	(325)	(19,416)	(1)	(928)	(929)
Provision for income taxes	449	—	449	442	—	442
Net loss	$(19,540)	$(325)	$(19,865)	$(443)	$(928)	$(1,371)

Net loss per share— basic and diluted	$(0.26)	$(0.01)	$(0.27)	$(0.01)	$(.01)	$(0.02)
Weighted average shares used in computing basic and diluted loss per share	74,449	—	74,449	69,761	—	69,761

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were affected by the restatement adjustments. The following table presents the effects of the stock-based compensation and related payroll tax adjustments made to the Company’s previously reported consolidated statement of cash flows for the year ended September 30, 2005 and nine months ended September 30, 2004 (in thousands):

	Year Ended September 30, 2005			Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(19,540)	$(325)	$(19,865)	$(443)	$(928)	$(1,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,382	—	1,382	1,199	—	1,199
Purchased in-process research and development	1,940	—	1,940	—	—	—
Amortization of intangibles and capitalized software	1,335	—	1,335	1,170	—	1,170
Non-cash stock-based compensation expense (benefit)	2,844	187	3,031	(681)	761	80
Provision for doubtful accounts	103	—	103	22	—	22
Warrants issued to customers	(12)	—	(12)	(46)	—	(46)
Loss on disposal of assets	27	—	27	—	—	—
Other non-cash charges	29		29	21		21
Changes in assets and liabilities:
Accounts receivable	1,479	—	1,479	(8,137)	—	(8,137)
Prepaid expenses and other current assets	(988)	—	(988)	(378)	—	(378)
Other assets	250	—	250	(393)	—	(393)
Accounts payable	(3,893)	—	(3,893)	2,456	—	2,456
Accrued expenses	605	138	743	(1,311)	167	(1,144)
Deferred revenue	5,489	—	5,489	2,088	—	2,088
Net cash used in operating activities	(8,950)	—	(8,950)	(4,433)	—	(4,433)
Cash flows from investing activities:
Property and equipment purchases	(726)	—	(726)	(804)	—	(804)
Capitalized product development costs	(2,226)	—	(2,226)	—	—	—
Cash used for acquisitions, net	(9,800)	—	(9,800)	—	—	—
Proceeds from release of restricted cash	(12)	—	(12)	(9)	—	(9)
Purchases of marketable securities available for sale and short-term investments	(100)	—	(100)	(4,000)	—	(4,000)
Proceeds from maturities of short-term investments	4,100	—	4,100	—	—	—
Net cash used for investing activities	(8,764)	—	(8,764)	(4,813)	—	(4,813)
Cash flows from financing activities:		—			—
Proceeds from issuance of common stock, net	—	—	—	24,814	—	24,814
Proceeds from exercise of stock options	1,210	—	1,210	2,415	—	2,415
Proceeds from issuance of common stock for Employee Stock Purchase Plan	—	—	—	1,548	—	1,548
Payment on capital leases	(199)	—	(199)	(40)	—	(40)
Net cash provided by financing activities	1,011	—	1,011	28,737	—	28,737
Effect of exchange rate changes	(499)	—	(499)	39	—	39
Net increase (decrease) in cash and cash equivalents	(17,202)	—	(17,202)	19,530	—	19,530
Cash and cash equivalents at beginning of period	55,748	—	55,748	36,218	—	36,218
Cash and cash equivalents at end of period	$38,546	$—	$38,546	$55,748	$—	$55,748

Supplemental cash flow information:
Cash paid for interest	$29	$—	$29	$6	$—	$6
Cash paid for taxes	$478	$—	$478	$195	$—	$195

Supplemental non-cash investing and financing activities:
Compensation expense (benefit) relating to issuance of common stock to employees	$2,844	$187	$3,031	$(681)	$761	$80
Receivable related to issuance of stock options	$302	$—	$302	$—	$—	$—
Fair value of assets acquired in acquisition, excluding acquired intangible assets	$1,134	$—	$1,134	$—	$—	$—
Liabilities assumed in acquisitions	$477	$—	$477	$—	$—	$—
Issuance of common stock in connection with acquisition	$9,307	$—	$9,307	$—	$—	$—
Purchase of assets under capital lease obligations	$—	$—	$—	$549	$—	$549

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under funded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In December 2004, the FASB issued FSP No. FSP 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” FSP 109-2 provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 is effective for fiscal years after December 15, 2005. The Company has evaluated the impact of the repatriation provisions and has determined that it will not have a material impact on its consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5—ACQUISITIONS

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

During the year ended September 30, 2005, the direct acquisition costs were adjusted by less than $0.1 million. During the year ended September 30, 2006, we adjusted goodwill by $0.1 million to properly value the share consideration. This adjustment has been reflected in the total purchase price as of September 30, 2006. For reporting purposes, the value of 2,387,805 shares issued was determined based on the weighted average value of our stock’s market price, two days before, the day of, and two days after the date the terms of the acquisition were agreed upon and announced. The value of the remaining 1,964,279 shares issued to the principal sellers of KiQ was determined using the closing price of the day prior to the closing of the acquisition which is consistent with the method the Company used for other stock-based compensation awards.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible assets acquired and liabilities assumed (net)	$657
In-process research and development	1,940
Deferred compensation	4,123
Developed technology	4,530
Customer list	1,150
Tradename	410
Goodwill	7,172
Total purchase price	$19,982

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

 CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The two principals of KiQ, in addition to other employees of KiQ, have remained our employees. We issued 1,964,279 shares of our common stock to the two principal sellers, which we are allowed to buy back from them at a price of $.001 per share if their employment is terminated under certain circumstances. Our right to repurchase these shares diminishes on a monthly basis in accordance with a 30 month vesting schedule which began on the acquisition date. We are recognizing approximately $4.1 million deferred compensation as stock-based compensation expense over the period of the vesting schedule. As of September 30, 2006, the unamortized balance of deferred stock-based compensation was approximately $0.2 million.

The value of the developed technology was determined by estimating the projected net cash flows related to products which are or anticipated to be commercialized based on this technology, less any estimated cost to complete commercialization. A discount rate of 20% was then applied to the projected cash flows associated with the developed, core technology to determine the net present value. We are amortizing the intangible asset related to the developed, core technology over a period of five years. The value of the customer list was determined by estimating the projected net cash flows associated with existing customers and applying estimated attrition rates for these customers of from 5% to 95% over future periods. A discount rate of 22.5% was then applied to the projected cash flows associated with the customer relationships to determine the net present value. The value of the trade-name was determined by estimating what the projected net cash flows associated with royalties derived from licensing KiQ’s trade name would be over future periods if a third party were using the name. A discount rate of 22.5% was then applied to the projected cash flows associated with the trade-name to determine the net present value. We are amortizing the intangible assets related to the customer list and tradename over a period of five years.

The operating results of KiQ have been included in the consolidated financial statements since the acquisition date. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the year ended September 30, 2005 and nine months ended September 30, 2004 as if the acquisition of KiQ had occurred on October 1, 2003, after giving effect to purchase accounting adjustments. The purchased in-process research and development expense of $1.9 million has not been included in the pro forma results of operations for the year ended September 30, 2005 because it is considered a non-recurring charge. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
	Restated (1)	Restated (1)
	(Unaudited)
Pro forma adjusted total revenue	$84,619	$64,159
Pro forma adjusted net loss	$(18,408)	$(2,342)
Pro forma adjusted net loss per share—basic and diluted	$(0.24)	$(0.03)
Pro forma weighted average shares—basic and diluted	75,154	74,113

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances and adjusted when impaired. It also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We ceased amortizing goodwill totaling approximately $20.7 million as of the beginning of fiscal 2002.

For the year ended September 30, 2006, we adjusted goodwill by $0.1 million to properly value the share consideration for the year ended September 30, 2006. Our purchase of KiQ in December 2004 increased our goodwill by $7.2 million to $32.0 million at September 30, 2005. During the year ended September 30, 2005, the Company reduced its goodwill by $0.1 million related to direct acquisition costs and working capital adjustments.

The components of intangible assets, excluding goodwill, are as follows (in thousands):

	September 30, 2006			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(3,972)	$2,932	$6,904	$(3,075)	$3,829
Purchased technologies	7,162	(7,162)	—	7,162	(7,162)	—
Customer list and trade-names	2,732	(1,727)	1,005	2,732	(1,413)	1,319
	$16,798	$(12,861)	$3,937	$16,798	$(11,650)	$5,148

All of our acquired intangible assets, excluding goodwill, are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed over their estimated useful lives which are as follows: Developed technologies—one and one half to five years; purchased technologies—three years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $1.2 million, $1.2 million, and $1.2 million for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004. We expect amortization expense on acquired intangible assets to be $1.2 million in fiscal 2007, $1.2 million in fiscal 2008, $1.2 million in fiscal 2009, $0.3 million in fiscal 2010.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7—RESTRUCTURING

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

• Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned space under lease, net of estimated sublease income.

As of September 30, 2006, the total restructuring accrual of $1.9 million consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and Termination	$32	$—	$32
Excess Facilities	623	1,239	1,862
Total	$655	$1,239	$1,894

As of September 30, 2006 and 2005, $0.7 million and $1.2 million related to the restructuring reserve are included in the accrued expenses line item on the balance sheet, respectively. The allocation between current portion and long term portion is based on current lease agreements expiring in 2011. Attempts to exit the facilities earlier than 2011 have not proven to be economically feasible; therefore, as of September 30, 2006, those net lease payments due in more than one year, previously classified as current liabilities, have been reclassified to long term liabilities.

Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York City. The amount of the note payable is $0.2 million and it is payable through quarterly installments through June 2011. We expect to pay the excess facilities amounts related to restructured or abandoned leased space net of estimated sublease income as follows (in thousands):

Total future minimum payments, net
Fiscal Year Ended September 30:
2007	$623
2008	359
2009	365
2010	372
2011	143
Total	$1,862

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Year Ended September 30, 2005 Restructuring

In May 2005, the Company appointed a task force to improve profitability and control expenses. The goal of the task force was to create a better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well adjust as the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. This work resulted in an approximate 10% reduction in the Company’s workforce, and in July 2005 affected employees were notified. In connection with this action, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

The following table summarizes the activity related to the September 30, 2005 restructuring plan (in thousands):

Severance and Termination Benefits
Reserve balance at September 30, 2004	$—
Total charge	1,149
Cash paid	(680)
Reserve balance at September 30, 2005	$469
Non-Cash	1
Cash paid	(438)
Reserve balance at September 30, 2006	$32

Nine Months Ended September 30, 2004 and Prior Restructurings

During the nine months ended September 30, 2004, we announced plans to reallocate staff between our North American and European operations in order to better support our growth in North America. As part of this restructuring plan, we recorded a workforce reduction expense of $0.2 million relating to severance and benefits.

Prior to fiscal year 2004, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. These restructuring programs included a worldwide workforce reduction, and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted and will continue to result in a more responsive management structure. As part of these restructuring programs, we recorded workforce reduction expenses relating to severance and benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, we accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002 respectively, pertaining to the consolidation of excess facilities associated with lease terminations and non-cancelable lease costs. This expense is net of estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.2 million.

The following table summarizes the activity related to the restructuring plans initiated prior to fiscal year 2004 (in thousands):

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Facilities	Severance and Termination Benefits	Total
Reserve balance at September 30, 2004	$2,781	$587	$3,368
Provision adjustment (1)	—	(96)	(96)
Non-cash	—	6	6
Cash paid	(284)	(497)	(781)
Reserve balance at September 30, 2005	$2,497	$—	$2,497
Non-cash	(298)	—	(298)
Cash paid	(337)	—	(337)
Reserve balance at September 30, 2006	$1,862	$—	$1,862

(1)  Provision adjustments relate to changes in estimates.

Ness Technologies

As part of the fiscal year 2003 restructuring, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness will provide our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years. Chordiant and Ness have agreed to extend the agreement until December 14, 2007. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. The maximum termination fee was initially equal to three months of certain fees, declining to zero after 30 months. On June 16, 2004, March 15, 2005, January 30, 2006, and May 30, 2006, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitments under these agreements, if Chordiant was to cancel the contracts, were approximately $1.2 million at September 30, 2006. In addition to service agreements, we have also guaranteed certain equipment lease obligations of Ness (See Notes 9 and 10).

NOTE 8—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain. Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, revenue from Infogain was $0.4 million and less than $0.1 million for the years ended September 30, 2006 and 2005, respectively. Cost of goods for services provided to Infogain was $.7 million and zero for the years ended September 30, 2006 and 2005 respectively. Accounts receivable was less than $0.1 million and less than $0.1 million as of September 30, 2006 and 2005, respectively. Payments and corresponding accounts payable to Infogain were $1.1 million and less than $0.1 million for years ended September 30, 2006 and 2005, respectively.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to a software license and services agreement, revenue from Covad was $0.2 million and $1.1 million for the years ended September 30, 2006 and 2005, respectively. Accounts receivable was $0.1 million and approximately zero as of September 30, 2006 and 2005, respectively. Deferred revenue was $0.1 million and $0.1 million as of September 30, 2006 and 2005, respectively.

In January 2005, David A. Weymouth became a director of the Company. Through June 2005 Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $7.0 million for the year ended September 30, 2005. Accounts receivable was $0.3 million as of September 30, 2005. Deferred revenue as of September 30, 2005 was $0.3 million as of September 30, 2005.

Mr. Weymouth terminated his relationship with Barclay’s Group and became an associate with Deloitte & Touche LLP, a prior provider of tax services to the Company. Payments made to Deloitte and Touche LLP, were $0.1 million and $0.6 million for the years ended September 30, 2006 and 2005, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 9—BORROWINGS

Our revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, and (iii)  subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. The Company failed to timely file its periodic report on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006. The line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of September 30, 2006, we had utilized $1.2 million of the standby commercial letter of credit limit of which $0.7 million serves as collateral for computer equipment leases for Ness (see Notes 7 and 10). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of September 30, 2006, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts as of March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of September 30, 2006, there was no outstanding balance on our revolving line of credit.

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

NOTE 10—COMMITMENTS AND CONTINGENCIES

We lease our facilities and some equipment under non-cancelable operating leases that expire on various dates through July 2013. Rent expense is recognized on a straight line basis over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of September 30, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Year Ended September 30:
2007	$97	$3,712
2008	—	3,318
2009	—	2,582
2010	—	2,009
2011	—	1,068
Thereafter	—	1,208
Total minimum payments	$97	$13,897
Less: amount representing interest	(2)
Present value of minimum lease payments	95
Less: current portion of capital lease obligations	(95)
Capital lease obligations, non-current	$—

Operating lease payments in the table above include approximately $3.1 million for operating lease commitments for facilities that are included in restructuring charges. As of September 30, 2006, the Company does not have any sublease income contractually committed for future periods relating to facilities under operating leases. See Note 7, Restructuring Charges, for a further discussion.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Rent expense for the year ended September 30, 2006 and 2005 and the nine months ended September 30, 2004 totaled $2.5 million, $2.7 million, and $1.9 million, respectively. Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

In conjunction with our agreement with Ness (see Notes 7 and 9), Ness may procure equipment to be used in performance of the certain services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.7 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

We have evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a less than $0.1 million and a $0.1 million liability equal to the estimated fair value of the guarantee was recorded at September 30, 2006 and 2005, respectively.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 11. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agree to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2006.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 11—LITIGATION

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries. The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them. The Company has not formed a view of whether the Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe such patents, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were required to settle such a claim, it could have a material impact on our business, results of operations, financial condition or cash flows.

We are also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties. See Note 16 with respect to subsequent events.

NOTE 12—INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	Year ended September 30,		Nine months ended September 30, 2004
	2006	2005
		(restated)(1)	(restated)(1)
United States	$(16,759)	$(19,766)	$(14,376)
Foreign	1,402	350	13,447
	$(15,357)	$(19,416)	$(929)

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Our provision for income taxes was $0.6 million, $0.4 million and $0.4 million for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, respectively. The increase in the provision for the year ended September 30, 2006 when compared to the year ended September 30, 2005 is due to a combination of increases in both state tax expense and foreign income tax expense. The decrease in the provision for the year ended September 20, 2005 when compared to the nine months ended September 30, 2004 is due to a decrease in state tax expense resulting from a greater portion of state earnings being taxed in jurisdictions with lower taxes.

Deferred tax assets consist of the following (in thousands):

	September 30,
	2006	2005
		(restated)(1)
Net Operating loss carryforwards	$67,691	$66,046
Accrued expenses and provisions	3,731	1,814
Tax Credit carryforwards	5,422	5,422
Deferred revenue	9,302	6,857
Stock-based Compensation	544	1,005
Depreciation and amortization	2,227	2,206
Gross deferred tax assets	88,917	83,350
Deferred tax valuation allowance	(88,917)	(83,350)
Net deferred tax assets	$—	$—

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The valuation allowance increased by $5.6 million for the year ended September 30, 2006 and increased by $19.7 million for the year ended September 30, 2005.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At September 30, 2006, we had approximately $161.1 million and $10.2 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $35.8 million in the United Kingdom. Approximately $36.4 million of the net operating loss carryforwards, representing net operating loss carryforwards acquired through our acquisition of Prime Response, are subject to change in control limitations, and, if utilized beyond such limitations will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $1.0 million of the net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and begin to expire in 2010 and 2006, respectively. At September 30, 2006, there are approximately $3.1 million of federal credits that begin to expire in 2010. At September 30, 2006, there were also California state credits of approximately $3.5 million that do not expire.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. During fiscal year 2006, the Company performed an analysis of its historical ownership changes and concluded that four such changes have occurred since inception. As a result of the IRC Section 382 study, approximately $2.7 of the $161.1 million of net operating loss carryforwards at September 30, 2006 will expire unutilized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Year ended September 30,		Nine months ended September 30, 2004
	2006	2005
		(restated)(1)	(restated)(1)
Book loss	$(15,357)	$(19,416)	$(929)
Federal tax statutory rate	$(5,375)	$(6,796)	$(325)
State	267	215	110
Stock-based compensation	1,643	1,062	141
In process R&D	—	679	—
Other	—	—	53
Foreign Tax	377	234	295
Valuation allowance	3,732	5,055	168
Provision for income taxes	$644	$449	$442

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13—EMPLOYEE BENEFIT PLANS

Common Stock and Restricted Stock Awards

In February 2006, the Board of Directors approved a grant of 125,000 shares of our restricted stock to Samuel Spadafora, Chairman of the Board. These shares vest as follows:

Grant Date	Number of shares	Vesting Schedule
February 2006	125,000	April 1 2006 - 20,000 Shares
		July 1, 2006 - 20,000 Shares
		October 1, 2006 - 20,000 Shares
		January 1, 2007 - 20,000 Shares
		April 1, 2007 - 20,000 Shares
		October 1, 2007 - 25,000 Shares

In November 2006, Mr. Spadafora entered into a separation agreement with the Company. See Note 16-Subsequent Events. Based upon the separation agreement, the shares ceased to vest at the separation date. At the date of Mr. Spadafora’s termination 65,000 shares were cancelled.

In June 2005, we granted 125,000 shares of our restricted stock to Stephen Kelly, our chief executive officer, and 125,000 shares to Robert Mullen, our president of worldwide field operations. These shares vested on April 1, 2006.

In August 2005, the Board of Directors approved grants of 200,000 shares of our restricted stock to Robert Mullen for August 2005, April 2006 and April 2007. These shares vested as follows:

Grant Date	Number of shares	Vesting Schedule
August 2005	200,000	October 2005 - 66,666 Shares
		October 2006 - 66,667 Shares
		October 2007 - 66,667 Shares
April 2006	200,000	April 2007 - 66,666 Shares
		April 2008 - 66,667 Shares
		April 2009 - 66,667 Shares
April 2007	200,000	April 2008 - 66,666 Shares
		April 2009 - 66,667 Shares
		April 2010 - 66,667 Shares
In August 2006, Mr. Mullen entered into a separation agreement with the Company, whereby he continued as an employee until December 31, 2006 at which time vesting of his shares ceased. At the date of Mr. Mullen’s separation, 133,333 shares had vested and 466,667 shares were cancelled.

In January 2004, we sold 4,854,368 shares of our common stock to Acqua Wellington Opportunity I Limited for an aggregate purchase price of approximately $25.0 million, which was used for working capital and other general corporate purposes.

There were no repurchases of our common stock during the years ended September 30, 2006 and 2005. Cancellations of issued but unvested shares of restricted stock were approximately 20,000, 96,000 and 235,000 shares during the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004, respectively.

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (“2005 Plan”) was approved at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan (the “1999 Plan”) and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, restricted stock awards, and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. However, during the stock option review, it was discovered that some options granted had the option price less than the fair market value of the shares on the date of grant. Under the 2005 Plan, stock options generally vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

vesting in equal monthly installments over the remaining three years. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 1.2 million shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increases the number of shares available for issuance by 5.5 million shares of common stock from an aggregate total of approximately 1.2 million shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 6.7 million shares available for future grant and issuance under the 2005 Plan. As of September 30, 2006, there were approximately 4.9 million shares reserved for future issuance and approximately 7.0 million options that were outstanding under the 2005 Plan. In January 2007, the Board amended the plan to increase the number of shares reserved for future issuance by 4.0 million shares. This amendment will be submitted to the stockholders for their approval at the 2007 annual meeting of stockholders.

2000 Nonstatutory Equity Incentive Plan

In March 2000, the Board adopted the 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”). Stockholder approval of this plan is not required and has not been obtained by us. The 2000 Plan was in effect as of June 30, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 0.9 million shares to 2.4 million shares and then to 4.4 million shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to our employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of our common stock and consultants who meet certain eligibility requirements. In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan.

As of September 30, 2006, there were approximately 1.8 million shares subject to outstanding stock option grants, zero shares of unvested restricted stock, and approximately 0.5 million shares available for future grant and issuance (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1999 Non-Employee Director Option Plan

The 1999 Non-Employee Director Stock Option Plan (“Director Plan”) was adopted by the Board of Directors and became effective on the date of the initial public offering. The Director Plan provides for the automatic grant of a nonstatutory option to purchase 25,000 shares of common stock to each new non-employee director on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 7,500 shares on the day after each of our annual meetings of the stockholders. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 5,000 shares, for each committee they serve on, on the day after each annual meeting of the stockholders. As of September 30, 2006, approximately 1.1 million shares of common stock have been reserved for issuance and 0.4 million are outstanding under the Director Plan. The amount reserved under the 1999 Director Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the Director Plan during the prior twelve month period. This automatic increase is subject to reduction by the Board of Directors. Under the terms of the director plan, option prices may not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. In January 2007, the Board amended and restated the Director Plan to decrease the number of shares reserved for future issuance to 0.75 million shares and to eliminate the automatic increase provision. The adoption of the amended and restated Director plan will be submitted to the stockholders for their approval at the 2007 annual meeting of stockholders.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2003	4,340	9,458	$2.01
Options granted	(2,108)	2,108	4.19
Restricted stock granted	(3)	—	—
Options exercised	—	(1,150)	1.80
Cancellation of unvested restricted stock	235	—	—
Options cancelled	905	(905)	2.78
Options cancelled from expired plans	—	(5)	—
Balance at September 30, 2004	3,369	9,506	2.45
Authorized	5,660	—	—
Options granted	(2,084)	2,084	2.08
Restricted stock granted	(450)	—	—
Options exercised	—	(1,246)	1.21
Cancellation of unvested restricted stock	95	—	—
Options cancelled	1,855	(1,855)	3.60
Options cancelled from expired plans	(326)	(28)	—
Balance at September 30, 2005	8,119	8,461	2.28
Authorized	305	—	—
Options granted	(3,762)	3,762	3.05
Restricted stock granted	(325)	—	—
Options exercised	—	(1,234)	1.64
Cancellation of unvested restricted stock	446	—	—
Options cancelled	1,770	(1,770)	2.98
Balance at September 30, 2006	6,553	9,219	$2.53

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/2006 of $3.07	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/2006 of $3.07
$ 0.14-$ 0.88	1,006	3.43	$.65	$2,434	1,003	$0.65	$2,426
$ 0.90-$ 1.30	1,113	6.35	1.02	2,285	1,016	1.02	2,084
$ 1.33-$ 1.70	1,004	7.55	1.62	1,455	692	1.61	1,020
$ 1.80-$ 2.58	924	6.68	2.13	866	633	2.03	658
$ 2.59-$ 2.97	976	7.18	2.73	332	605	2.76	185
$ 2.99-$ 3.03	1,154	9.22	3.00	87	219	3.00	16
$ 3.05-$ 3.19	1,252	9.24	3.17	1	203	3.17	—
$ 3.22-$ 4.17	1,337	8.08	3.84	—	715	4.08	—
$ 4.21-$ 18.00	453	6.06	5.90	—	402	6.04	—
$ 0.14-$ 18.00	9,219	7.27	$2.53	$7,460	5,488	$2.26	$6,389

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.07 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2006 was approximately 4.2 million. As of September 30, 2006, approximately 5.5 million outstanding options were vested and exercisable, and the weighted average exercise price was $2.26. The total intrinsic value of options exercised during the year ended September 30, 2006 was $1.8 million. The fair value of options vested was $5.0 million for the year ended September 30, 2006. As of September 30, 2006, total unrecognized compensation costs related to non-vested stock options was $4.2 million, which is expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

We had 1.0 million unvested restricted stock awards as of September 30, 2006, which were excluded from the preceding tables. The total fair value of the unvested restricted stock awards at grant date was $2.4 million. The aggregate intrinsic value of the unvested restricted stock awards at September 30, 2006 was $3.1 million. During the year ended September 30, 2006, approximately 1.2 million shares vested related to restricted stock awards, respectively. There were approximately 0.3 million shares of restricted stock awarded during the year ended September 30, 2006. The weighted average fair value at grant date of the unvested restricted stock awards was $2.39 as of September 30, 2006. As of September 30, 2006, total unrecognized compensation costs related to unvested restricted stock awards was $0.9 million which is expected to be recognized as expense over a weighted average period of approximately one year.

We settle stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for years ended September 30, 2006 and 2005, and nine months ended September 30, 2004, which was allocated as follows (in thousands):

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended September 30,		Nine Months Ended September 30, 2004 (under APB 25)
	2006 (under SFAS 123(R))	2005 (under SFAS 123 / APB 25)
		(restated)(1)	(restated)(1)
Stock-based compensation expense:
Cost of revenues	$248	$690	$85
Sales and marketing	2,327	986	44
Research and development	332	843	5
General and administrative	1,788	512	270
Total stock-based compensation expense	$4,695	$3,031	$404

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

The table below reflects net loss and basic and diluted net loss per share as if the fair value recognition provision of SFAS 123 had been applied for the year ended September 30, 2005, and the nine months ended 2004 (in thousands except per-share amounts):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
	(restated)(1)	(restated)(1)
Net loss	$(19,865)	$(1,371)
Add: Stock-based compensation included in reported net loss	3,031	404
Less: Stock-based compensation expense determined under fair value method	(5,988)	(3,294)
Net loss—pro forma	$(22,822)	$(4,261)
Basic and diluted net loss per share—as reported	$(0.27)	$(0.02)
Basic and diluted net loss per share—pro forma	$(0.31)	$(0.06)
Weighted average shares	74,449	69,761

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.  The weighted-average estimated fair value of stock options granted for the year ended September 30, 2006, 2005, and 2004 was $1.99, $1.19 and $2.27 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005	2004
Expected lives in years	3.9	2.6	2.6
Risk free interest rates	4.8%	3.3%	2.8%
Volatility	88%	98%	85%
Dividend yield	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of grant. The expected volatility is based on the historical volatility of our stock price.. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2006 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 7%, 4% or 1% change in the estimated value of the option being valued using the Black-Scholes model.

As stock-based compensation expense recognized in the consolidated statement of operations for the years ended September 30, 2006 and 2005 and nine months ended September 30, 2004 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the year ended September 30, 2006 was based on our historical forfeiture experience. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the year ended September 30, 2005 and 2004, we accounted for forfeitures as they occurred. For options granted prior to October 1, 2005 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data.

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

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the “Plan”) for our full-time employees in the United States. Under the Plan, each participant may elect to contribute up to 15% of their pre-tax compensation. The Plan allows Chordiant to match up to 50% the employee contributions. Chordiant has matched up to 25% of the employee contributions, except for the period from April 2003 to April 2004 when Chordiant suspended its match. Employee contributions are fully vested, whereas vesting in Chordiant’s matching contributions occurs at a rate of 33.3% per year of employment. Our contributions to the 401(k) Plan totaled approximately $0.4 million, $0.4 million, and $0.1 million for the year ended September 30, 2006 and 2005 and nine months ended September 30, 2004, respectively.

Defined Contribution Plan

We also sponsor a defined contribution pension plan for the employees of our United Kingdom sales office. Under the pension plan, employees of the United Kingdom sales office may elect to contribute up to 15% of their pre-tax compensation. Our contributions to the pension plan are based on matching of employee contributions up to 5% and totaled approximately $0.5 million, $0.7 million, and $0.6 million for the year ended September 30, 2006 and 2005 and nine months ended September 30, 2004, respectively.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors and became effective on February 14, 2000, the date of our initial public offering. Eligible employees may have up to 15% of their earnings withheld to be used to purchase shares of our Common Stock at 85% of the lower of the fair market value of the Common Stock on the commencement date of each nine-month offering period or the specified purchase date. The amount reserved under the 1999 ESPP automatically increases on October 1st of each year by the greater of (1) 2% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior twelve month period. However, the automatic

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

increase is subject to reduction by the Board of Directors. Notwithstanding the foregoing, the aggregate number of shares that may be sold under the 1999 ESPP shall not exceed 13 million shares. There were no purchases of common stock under the ESPP for the year ended September 2006 and 2005, as the plan is currently suspended. As of September 30, 2006, approximately 3.6 millions shares are available for future issuances under this plan. In January 2007, the Board amended the 1999 ESPP to reduce the number of shares available for future issuance to 1,000,000.

NOTE 14—WARRANTS

On August 12, 2002, we entered into an agreement with IBM to market our products and services to customers. We issued a fully vested and exercisable warrant to purchase up to 0.2 million shares of common stock. The exercise price was set at $2.25 per share. The warrant was valued at $0.1 million based on the Black-Scholes model using the following assumptions: volatility: 105%, risk-free interest rate: 3.22% and fair market value of our common stock at the grant date: $0.84. The value of the warrant was recorded as a prepaid expense and was offset against revenue during 2003 upon the completion of an IBM revenue generating transaction. On September 20, 2006, IBM exercised the warrants in a cashless transaction resulting in 48,075 of Chordiant shares being issued to IBM.

In September 2001, we issued a warrant to Accenture plc to purchase up to 0.6 million shares of common stock at $7.05 per share. The warrants expired on September 4, 2006.

In conjunction with the Prime Response, Inc. acquisition in 2001, we assumed warrants to purchase up to 1.0 million shares of common stock issued to Accenture plc and General Atlantic Partners. The warrants were included as part of the purchase price of Prime Response, Inc. at the date of acquisition. These warrants expired in December 2006.

NOTE 15—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Year ended September 30		Nine months ended September 30, 2004
	2006	2005
License revenue
Enterprise solutions	$30,351	$24,587	$19,807
Marketing solutions	6,396	2,450	3,854
Decision management solutions	3,767	4,641	—
Total	$40,514	$31,678	$23,661

The following table summarizes service revenues by product emphasis consisting of consulting assistance and implementation, customization and integration, training, certain reimbursable out-of-pocket expense and post-contract customer support (in thousands):

	Year ended September 30		Nine months ended September 30, 2004
	2006	2005
Service Revenue
Enterprise solutions	$39,911	$40,441	$29,322
Marketing solutions	12,996	9,680	8,040
Decision management solutions	4,115	1,926	—
Total	$57,022	$52,047	$37,362

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area (in thousands):

	Year ended September 30,		Nine months ended September 30, 2004
	2006	2005

North America	$60,008	$41,697	$29,016
Europe	37,528	41,939	31,927
Rest of World	—	89	80
Total	$97,536	$83,725	$61,023

Contained within the results for Europe are revenues from the United Kingdom of $16.1 million, $22.5 million, and $31.9 million for the years ended September 30, 2006 and 2005, and the nine months ended September 30, 2004.

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	September 30,
	2006	2005	2004

North America	$1,844	$1,579	$2,034
Europe	786	900	1,203
Total	$2,630	$2,479	$3,237

NOTE 16—SUBSEQUENT EVENTS

Delinquent SEC Filings

Subsequent to September 30, 2006, the Company failed to file certain required reports with the SEC on a timely basis. As a result, the NASDAQ Listing Qualifications Department notified us that we were not in compliance with the requirements of NASDAQ Marketplace Rule 431(c)(14) and began delisting proceedings. We appealed this delisting proceeding and received a written notification from the staff of The NASDAQ Stock Market stating that the NASDAQ Listing Qualifications Panel has granted the Company’s request for continued listing on the NASDAQ Stock Market, subject to the condition that the Company shall file its Form 10-Q for the quarter ended June 30, 2006, and any required restatements and its Form 10-K for the fiscal year ended September 30, 2006 and any required restatements, by February 12, 2007.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company estimates that it will record pre-tax cash restructuring charges, in the first quarter of fiscal year 2007 of approximately $6.0 million to $7.0 million in the aggregate, consisting of approximately $1.9 to $2.1 million for severance costs, between $4.0 million to $4.8 million for exiting excess facilities, and $0.1 million for other charges. The facilities are subject to operating leases expiring thru 2010. Included in the excess facilities charge of $4.8 million is an estimated offset of $0.4 million for sublease rental income. As of January 2007, the Company has not yet identified a sublease tenant for the facility. As part of consolidating excess facilities, the Company entered into a new lease in the United Kingdom for a 5 year term with expected lease payments of $1.8 million over the life of the lease. The Company anticipates that between $5.2 million to $6.2 million of the aggregate restructuring charge will result in cash expenditures of which the majority will be severance paid in cash during the second quarter of fiscal year 2007.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 30, 2006 and 2005 (in thousands, except per share data):

Year ended September 30, 2006:

	Quarter -Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
			(Restated)(1)	(Restated)(1)
Revenues:
License	$7,925	$10,257	$13,206	$9,126
Service	13,754	16,769	13,067	13,432
Total revenues	21,679	27,026	26,273	22,558
Cost of net revenues:
License	331	398	518	443
Service (2)	7,349	8,965	7,867	6,385
Amortization of intangible assets	302	303	303	303
Cost of revenues	7,982	9,666	8,688	7,131
Gross profit	13,697	17,360	17,585	15,427
Operating expenses:
Sales and marketing (2)	8,739	7,976	8,761	8,140
Research and development (2)	7,699	7,780	5,862	4,517
General and administrative (2)	5,640	4,842	5,244	4,719
Total operating expense	22,078	20,598	19,867	17,376
Loss from operations	(8,381)	(3,238)	(2,282)	(1,949)
Interest income, net	311	329	281	199
Other income (expense), net	(91)	(623)	(31)	118
Net loss before income taxes	(8,161)	(3,532)	(2,032)	(1,632)
Provision for income taxes	203	150	170	121
Net loss	$(8,364)	$(3,682)	$(2,202)	$(1,753)
Net loss per share—basic and diluted	$(0.11)	$(0.05)	$(0.03)	$(0.02)
Weighted average shares used in computing basic and diluted net loss per share	78,669	78,035	77,228	76,824

(1)-See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$72	$92	$58	$26
Sales and marketing	421	571	613	722
Research and development	80	124	69	59
General and administrative	430	669	396	293
Total stock-based compensation expense	$1,003	$1,456	$1,136	$1,100

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Year ended September 30, 2005:

	Quarter -Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
Revenues:
License	$6,649	$9,228	$6,959	$8,842
Service	14,607	12,393	12,212	12,835
Total revenues	21,256	21,621	19,171	21,677
Cost of net revenues:
License	377	338	198	166
Service (2)	7,698	7,312	7,622	7,523
Amortization of intangible assets	303	303	331	131
Cost of revenues	8,378	7,953	8,151	7,820
Gross profit	12,878	13,668	11,020	13,857
Operating expenses:
Sales and marketing (2)	7,882	7,274	7,179	7,226
Research and development (2)	4,670	5,422	5,312	4,868
General and administrative (2)	4,742	4,677	5,197	3,933
Amortization of intangible assets	—	—	93	24
Restructuring expense	1,149	—	26	(123)
Purchased in-process research and development	—	—	—	1,940
Total operating expense	18,443	17,373	17,807	17,868
Loss from operations	(5,565)	(3,705)	(6,787)	(4,011)
Interest income, net	216	147	182	210
Other income (expense), net	(58)	186	166	(397)
Net loss before income taxes	(5,407)	(3,372)	(6,439)	(4,198)
Provision for income taxes	156	138	75	80
Net loss	$(5,563)	$(3,510)	$(6,514)	$(4,278)
Net loss per share—basic and diluted	$(0.07)	$(0.05)	$(0.09)	$(0.06)
Weighted average shares used in computing basic and diluted net loss per share	77,886	75,080	74,745	72,223

(1)-See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$222	$176	$273	$19
Sales and marketing	460	222	300	10
Research and development	274	227	330	3
General and administrative	215	114	166	20
Total stock-based compensation expense	$1,171	$739	$1,069	$52

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of September 30, 2006:

	Three Months Ended March 31, 2006			Three Months Ended December 31, 2005
	As Reported	Adjustment (1)	Restated	As Reported	Adjustment (1)	Restated
Revenues:
License	$13,206	$—	$13,206	$9,126	$—	$9,126
Service	13,067	—	13,067	13,432	—	13,432
Total revenues	26,273	—	26,273	22,558	—	22,558
Cost of net revenues:
License	518	—	518	443	—	443
Service (2)	7,864	3	7,867	6,384	1	6,385
Amortization of intangible assets	303	—	303	303	—	303
Cost of revenues	8,685	3	8,688	7,130	1	7,131
Gross profit	17,588	(3)	17,585	15,428	(1)	15,427
Operating expenses:
Sales and marketing (2)	8,732	29	8,761	8,104	36	8,140
Research and development (2)	5,859	3	5,862	4,514	3	4,517
General and administrative (2)	5,225	19	5,244	4,704	15	4,719
Total operating expense	19,816	51	19,867	17,322	54	17,376
Loss from operations	(2,228)	(54)	(2,282)	(1,894)	(55)	(1,949)
Interest income, net	281	—	281	199	—	199
Other income (expense), net	(31)	—	(31)	118	—	118
Net loss before income taxes	(1,978)	(54)	(2,032)	(1,577)	(55)	(1,632)
Provision for income taxes	170	—	170	121	—	121
Net loss	$(2,148)	$(54)	$(2,202)	$(1,698)	$(55)	$(1,753)
Net loss per share—basic and diluted	$(0.03)	$—	$(0.03)	$(0.02)	$—	$(0.02)
Weighted average shares used in computing basic and diluted net loss per share	77,228	—	77,228	76,824	—	76,824

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$56	$2	$58	$25	$1	$26
Sales and marketing	593	20	613	693	29	722
Research and development	67	2	69	57	2	59
General and administrative	383	13	396	281	12	293
Total stock-based compensation expense	$1,099	$37	$1,136	$1,056	$44	$1,100

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of September 30, 2005:

	Three Months Ended September 30, 2005			Three Months Ended June 30, 2005
	As Reported	Adjustment (1)	Restated	As Reported	Adjustment (1)	Restated
Revenues:
License	$6,649	$—	$6,649	$9,228	$—	$9,228
Service	14,607	—	14,607	12,393	—	12,393
Total revenues	21,256	—	21,256	$21,621	—	21,621
Cost of net revenues:
License	377	—	377	337	—	337
Service (2)	7,677	21	7,698	7,300	11	7,311
Amortization of intangible assets	303	—	303	303	—	303
Cost of revenues	8,357	21	8,378	7,940	11	7,951
Gross profit	12,899	(21)	12,878	13,681	(11)	13,670
Operating expenses:
Sales and marketing (2)	7,838	44	7,882	7,262	13	7,275
Research and development (2)	4,644	26	4,670	5,408	13	5,421
General and administrative (2)	4,722	20	4,742	4,672	7	4,679
Amortization of intangible assets	—	—	—	—	—	—
Restructuring expense	1,149	—	1,149	—	—	—
Purchased in-process research and development	—	—	—	—	—	—
Total operating expense	18,353	90	18,443	17,342	33	17,375
Loss from operations	(5,454)	(111)	(5,565)	(3,661)	(44)	(3,705)
Interest income, net	216	—	216	147	—	147
Other income (expense), net	(58)	—	(58)	186	—	186
Net loss before income taxes	(5,296)	(111)	(5,407)	(3,328)	(44)	(3,372)
Provision for income taxes	156	—	156	138		138
Net loss	$(5,452)	$(111)	$(5,563)	$(3,466)	$(44)	$(3,510)
Net loss per share—basic and diluted	$(0.07)	$—	$(0.07)	$(0.05)	$—	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	77,886	—	77,886	75,080	—	75,080

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$225	$(3)	$222	$166	$10	$176
Sales and marketing	466	(6)	460	210	12	222
Research and development	278	(4)	274	215	12	227
General and administrative	218	(3)	215	108	6	114
Total stock-based compensation expense	$1,187	$(16)	$1,171	$699	$40	$739

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31, 2005			Three Months Ended December 31, 2004
	As Reported	Adjustment (1)	Restated	As Reported	Adjustment (1)	Restated
Revenues:
License	$6,959	$—	$6,959	$8,842	$—	$8,842
Service	12,212	—	12,212	12,835	—	12,835
Total revenues	19,171	—	19,171	$21,677	—	21,677
Cost of net revenues:
License	198	—	198	166	—	166
Service (2)	7,601	21	7,622	7,492	31	7,523
Amortization of intangible assets	331	—	331	131	—	131
Cost of revenues	8,130	21	8,151	7,789	31	7,820
Gross profit	11,041	(21)	11,020	13,888	(31)	13,857
Operating expenses:
Sales and marketing (2)	7,155	24	7,179	7,209	17	7,226
Research and development (2)	5,286	26	5,312	4,863	5	4,868
General and administrative (2)	5,184	13	5,197	3,900	33	3,933
Amortization of intangible assets	93	—	93	24	—	24
Restructuring expense	26	—	26	(123)	—	(123)
Purchased in-process research and development	—	—	—	1,940	—	1,940
Total operating expense	17,744	63	17,807	17,813	55	17,868
Loss from operations	(6,703)	(84)	(6,787)	(3,925)	(86)	(4,011)
Interest income, net	182	—	182	210	—	210
Other income (expense), net	166	—	166	(397)	—	(397)
Net loss before income taxes	(6,355)	(84)	(6,439)	(4,112)	(86)	(4,198)
Provision for income taxes	75	—	75	80	—	80
Net loss	$(6,430)	$(84)	$(6,514)	$(4,192)	$(86)	$(4,278)
Net loss per share—basic and diluted	$(0.09)	$—	$(0.09)	$(0.06)	$—	$(0.06)
Weighted average shares used in computing basic and diluted net loss per share	74,745	—	74,745	72,223	—	72,223

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments

(2)-Includes stock-based compensation expense, which was allocated as follows:
Cost of revenues	$253	$20	$273	$(11)	$30	$19
Sales and marketing	277	23	300	(6)	16	10
Research and development	305	25	330	(2)	5	3
General and administrative	154	12	166	(12)	32	20
Total stock-based compensation expense	$989	$80	$1,069	$(31)	$83	$52

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.  CONTROLS AND PROCEDURES

Background Findings and Restatement

As discussed in the Explanatory Note preceding Part 1, Item 1 and Note 3 in the Notes to the Consolidated Financial Statements of this Form 10-K, the Company is restating certain of its previously filed financial statements.

In July 2006, the Company’s Board of Directors initiated a review of the Company’s historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee’s review focused on processes used to establish the option exercise prices and to obtain required approvals of stock option grants and the related measurement dates used for financial reporting purposes. The Audit Committee and its advisors reviewed the Company’s historical stock option grants and related accounting including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and email communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of September 30, 2006, the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2006, the end of the period covered by this Form 10-K, our Disclosure Controls were not effective due to the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company has identified the following material weaknesses that existed as of September 30, 2006:

Control activities relating to stock option grants:

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

Changes in Internal Control over Financial Reporting:

As of the date of this filing, in response to the identification of the material weakness relating to stock options described above, management has initiated the following corrective actions:

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

As of the date of this filing, in part in response to the identification of the material weakness relating to the training of the sales force and the communication of issues described above, management has initiated the following corrective actions:

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

Changes in Internal Control over Financial Reporting - Remediation of Material Weaknesses Identified in 2005

Our Form 10-K for the year ended September 30, 2005 identified three material weaknesses which have since been remediated. The material weakness related to the stock option grants discussed above also existed at September 30, 2005 and was not yet fully remediated at September 30, 2006. The design and operating effectiveness of the controls implemented were tested and determined to be effective, and management has concluded that these material weaknesses were remediated as of September 30, 2006. These items were as follows:

Stock-based Compensation - This issue related to the amortization method used to calculate expense associated with certain shares of restricted stock associated with an acquisition that was consummated in December of 2004. Our remediation during 2006 focused on a process to consistently account for these shares of stock in conformity with the accounting policies established by the Company in the past.

Statement of Cash Flows - Our remediation during 2006 focused on the implementation of a review process to identify the proper classification of items and ensure that such items were properly reflected in the consolidated statements of cash flows in accordance with generally accepted accounting principles.

Staffing Levels in the Finance Department - During 2006 the Company has improved the staffing of its finance department through external hiring and the conversion of certain consultants to full time employee status. A majority of these new employees have now been with the Company for several consecutive quarters and achieved efficiencies in their areas of responsibility.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2006 due to the material weaknesses relating to stock options and the training and communication issues with the sales staff. We reviewed the results of management’s assessment with the Audit Committee of Chordiant’s Board of Directors.

BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. BDO Seidman, LLP has issued an attestation report on management’s assessment, which is included in Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Chordiant Software, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Chordiant Software, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effects of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chordiant Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•
In connection with the restatement of the Company’s consolidated financial statements, the Company recorded $8.3 million of additional pre-tax non-cash stock based compensations expense and associated withholding tax exposure related to stock option grants that occurred in the fiscal periods 2000 thru 2006. The Company did not maintain effective control over the granting of stock options and its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect. The Company’s current management has determined that a majority of the control deficiency relates to the finalization of granting stock options. This control deficiency resulted in adjustments to the Company’s fiscal year 2006 annual and interim financial statements. Further, this control deficiency could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of Chordiant Software, Inc.’s consolidated financial statements as of and for the year ended September 30, 2006, and this report does not affect our report dated February 9, 2007 on those financial statements.

In our opinion, management’s assessment that Chordiant Software, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Chordiant Software, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements regarding corrective action taken by the Company after September 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Chordiant Software, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended, and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
February 9, 2007

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers and the positions held by them are as follows:

Name	Age	Position

Steven R. Springsteel	49	Chairman of the Board, President, and Chief Executive Officer

Peter S. Norman	49	Vice President, Chief Financial Officer and Principal Accounting Officer

Derek P. Witte	50	Vice President, General Counsel, Secretary and Chief Compliance Officer

James D. St. Jean	40	Vice President of Worldwide Engineering

Frank J. Florence	53	Chief Marketing Officer

Prashant K. (PK) Karnik	51	Vice President and General Manager, Professional Services

William J. Raduchel, Ph.D.	60	Director

Charles E. Hoffman	58	Director

David R. Springett, Ph.D.	71	Director

Richard G. Stevens	60	Director

David A. Weymouth	51	Director

Steven R. Springsteel, age 49, has been a director of ours since January 2004 and has been the chairman of the board of directors since November 30, 2006. He has been our president and chief executive officer since February 2006. From January 2003 to September 2005, he served as senior vice president of finance and administration and chief financial officer of Verity, Inc., a public intellectual capital management software company, and from September 2005 to December 2005, its president and chief financial officer, at which point Verity was purchased by Autonomy Corporation, plc. From November 2001 to January 2003, Mr. Springsteel served as the chief operating officer and chief financial officer of Sagent Technology, Inc., a public business intelligence software company, whose assets were acquired by Group 1 Software, Inc. in 2003. From October 2000 to November 2001, Mr. Springsteel served as the chief operating officer and chief financial officer of NOCpulse, a software company (subsequently sold to Red Hat). From November 1996 to October 2000, Mr. Springsteel served as our executive vice president and chief financial officer. Mr. Springsteel holds a Bachelor of Arts degree in Business Administration from Cleveland State University.

Peter S. Norman, age 49, has served as our vice president and, chief financial officer and principal accounting officer since March 2006. From March 2005 to March 2006, he served as our vice president and corporate controller. From August 2004 to March 2005 he served as our director of finance. Prior to joining Chordiant, Mr. Norman spent twelve years in the audit practice of KPMG Peat Marwick LLP most recently as a senior manager. He also served in several senior financial and operational positions with several private companies. Mr. Norman holds a Bachelor of Science Degree, cum laude, from Humboldt State University with a major in accounting. He is a Certified Public Accountant (CPA), a member of the American Institute of Certified Public Accountants, and a member of the California State Society of Certified Public Accountants.

Derek P. Witte, age 50, has served as our vice president, general counsel, secretary and chief compliance officer since November 2005. From February, 2003 to November, 2005, Mr. Witte served as general counsel and secretary for the Silicon Valley Bank and its holding company, SVB Financial Group, a financial services company. From March, 2001 until June, 2002, Mr. Witte served as vice president and general counsel for Tellme Networks, a privately-held voice recognition software company. From 1990 until 2001, Mr. Witte was with Symantec Corporation, first as their general counsel and later as their senior vice president of worldwide operations. Prior to his corporate technology experience, Mr. Witte practiced law with Heller Ehrman White & McAuliffe in Palo Alto, California and Brobeck, Phleger & Harrison, in San Francisco. Mr. Witte earned a bachelor’s degree with honors in economics from the University of California, Berkeley and a law degree from the University’s School of Law (Boalt Hall).

James D. St. Jean, age 40, has served as our vice president of worldwide engineering since July 2005 and has been an employee of ours since 2000 when we acquired White Spider, a knowledge management solutions company he founded. From 2000 to July 2005, Mr. St. Jean served in several management positions, including vice president of applications and vice president of design and architecture. From 1997 to 1999, he was vice president and chief architect of Vantive Corporation, a public customer relationship management company. Prior to that, he was one of the founders of Innovative Computer Concepts (ICC), a field service management solutions company. At ICC he served in several management positions including director of development and vice president of development. ICC was acquired by Vantive in 1997. Before that time, Mr. St. Jean served in various development, development management and project management roles with Raytheon Corporation and Lockheed Corporation. Mr. St. Jean holds a Bachelor of Science degree in Computer Science from the University of New Hampshire.

Frank J. Florence, age 53, has served as our chief marketing officer since May 2006. From 2003 to 2006, he served as senior vice president, marketing and corporate development, for Dorado Corporation, a solution provider for the mortgage industry. From 2002 to 2003, he served as senior vice president, marketing, for InStranet, a sales, marketing and service application provider. From 2000 to 2002, he served in several management positions for Interwoven, a public enterprise content management company, including senior vice president, business units, corporate development and vice president and general manager. From 1997 to 2000, he served as president and chief executive officer of SmartDB, an ERP integration software platform company. Mr. Florence earned a bachelor of arts (summa cum laude) and a masters of business administration from the University of Santa Clara, California.

Prashant K. (PK) Karnik, age 51, has served as our vice president and general manager, professional services, since August 2006. From 2005 to 2006, he served as the senior vice president of professional services Dorado, a solution provider for the mortgage industry. From 2003 to 2005, he served as the chief executive officer of Datanautics (formerly Accrue Software), a global web analytics company.  From 2001 to 2003, he served as the chief operating officer of Accrue Software, a global web analytics company. From 1999 to 2001, he served as the vice president of professional services at Aspect Communications, a major CRM vendor. For over a decade prior to that, he held senior management positions within Hewlett Packard’s global services organization. PK has a Bachelor’s Degree in Mechanical Engineering from NIT India, a MS in Industrial Engineering from Rutgers University and a masters of business administration from Southern New Hampshire University.

William J. Raduchel, Ph.D. age 60, has been a director of ours since February 2003, and previously served as a director of ours between August 1998 and May 2001. Since February 2005, he has served as a director of Blackboard Inc., a public company that provides enterprise software and services to the education industry. From March 2004 until June 2006, he served as the chairman and, from May 2004 to February 2006, chief executive officer of Ruckus Network, a digital entertainment network for students at colleges and universities over the university network. Since December 2005, Dr. Raduchel has served as a director of Silicon Image, Inc., a semiconductor company and previously to that was a strategic advisor to that company from April 2003. From August 2006 he has been a director of Opera Software, a Norwegian public company. From September 1999 through January 2001, he was chief technology officer of AOL becoming chief technology officer of AOL Time Warner (now known as Time Warner Inc.) at that time, a position he held through 2002. Dr. Raduchel received his undergraduate degree in economics from Michigan State University, and earned his A.M. and Ph.D. degrees in economics at Harvard University.

Charles E. Hoffman, age 58, has been a director of ours since January 2005. Since June 2001, Mr. Hoffman has served as the president, chief executive officer, and a director of Covad Communications Group, Inc., a public internet communications and services company. From January 1998 to June 2001, Mr. Hoffman served as president and chief executive officer of Rogers Wireless, Inc., a Canadian communications and media company. Mr. Hoffman holds a Bachelor of Science degree and a masters of business administration from the University of Missouri — St. Louis.

David R. Springett, Ph.D., age 71, has been a director of ours since January 2000. Dr. Springett has served as president of the Community College Foundation, an educational foundation, since February 1994. Dr. Springett also held various positions during his 26-year career with Xerox Corporation, retiring in 1992 as Vice President of Strategic Marketing. He is a board member of the California Vehicle Foundation and the California State Commission on Welfare Reform and Training. Dr. Springett holds degrees from the Royal Military College of Canada, the University of Toronto, Queen’s University and Harvard University.

Richard G. Stevens, age 60, has been a director of ours since March 2006. Mr. Stevens is the founder and managing director of Hunter Stevens, LLC, a professional services firm that Mr. Stevens founded in 1995. Prior to founding Hunter Stevens, Mr. Stevens served as a partner with both Ernst & Young LLP and Coopers & Lybrand LLP, both of which are public accounting firms. Mr. Stevens had served as the chairman of the audit committee of Verity, Inc., a software firm based in Sunnyvale, CA and at Pain Therapeutics, Inc., a bio-science company in South San Francisco. Mr. Stevens holds a Bachelor of Science degree with honors from the University of San Francisco, and is a licensed certified public accountant (CPA) in the state of California and a Certified Fraud Examiner.

David A. Weymouth, age 51, has been a director of ours since January 2005. Since July 2005, Mr. Weymouth has acted as an independent consultant, including as an associate in the U.K with Deloitte & Touche LLP, a firm providing audit, tax, consulting and corporate finance services. From January 2005 to June 2005, Mr. Weymouth served as corporate responsibility director for Barclay’s Group, a U.K.-based financial services company. From February 2000 until December 2004, Mr. Weymouth served as the group chief information officer for Barclay’s Group. Prior to February 2000, Mr. Weymouth held a number of senior positions with Barclay’s Group, including managing director of service provision for retail and corporate banking and chief operating officer of Corporate Banking. Mr. Weymouth holds a Bachelor degree in French and a masters of business administration from University of London.

The Audit Committee

Chordiant has a separately-designated standing audit committee (the “Audit Committee”). Three independent directors comprise the Audit Committee. They are Richard G. Stevens, David R. Springett, and David A. Weymouth. The Board of Directors (the “Board”) has determined that Mr.Stevens qualifies as an “audit committee financial expert,” and qualifies as independent, as defined in applicable SEC and NASDAQ rules. The Board made a qualitative assessment of Mr. Steven’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

The Company has adopted the Chordiant Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees. The Code is available on our website at http://chrd.client.shareholder.com/documents.cfm. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any director or executive officer, the Company will promptly disclose the nature of the amendment or waiver on its website at the address provided above.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows for the twelve months ended September 30, 2006, September 30, 2005 and September 30, 2004 compensation awarded or paid to, or earned by, our chief executive officer and our other most highly compensated executive officers at September 30, 2006 (the “Named Executive Officers”):

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)

Steven R. Springsteel (1)	2006	330,800	62,370	—		1,000,000	3,750	(2)
Chairman of the Board, Chief Executive	2005	—	—	—		12,500	—
Officer and President	2004	—	—	—		37,500	—

Peter S. Norman (3)	2006	220,319	62,408	—		125,000	4,660	(4)
Vice President and Chief Financial Officer	2005	175,282	83,018	—		55,000	4,406	(5)
	2004	22,229	—	—		20,000	302	(6)

James D. St. Jean (7)	2006	241,200	69,210	—		50,000	5,254	(8)
Vice President, Worldwide Engineering	2005	220,405	12,638	—		100,000	3,620	(9)
	2004	180,306	23,871	—		26,250	1,753	(10)

Derek P. Witte (11)	2006	264,999	26,046	—		300,000	13,623	(12)
Vice President and General Counsel	2005	—	—	—		—	—
	2004	—	—	—		—	—

Samuel T. Spadafora (13)	2006	251,200	—	398,750	(24)	—	7,701	(14)
Chairman of the Board and Chief Strategy	2005	250,000	25,000	—		—	8,429	(26)
Officer	2004	232,787	12,500	—		40,000	5,470	(27)

Stephen P. Kelly (15)	2006	187,554	160,885	—		—	225,996	(16)
Chief Executive Officer	2005	385,590	19,580	226,750		—	31,306	(17)
	2004	351,791	79,702	—		75,000	29,825	(28)

Robert U. Mullen (18)	2006	351,208	347,813	658,000	(25)	—	4,552	(19)
President, Worldwide Field Operations	2005	740,241	239,563	692,250	(25)	—	4,040	(20)
	2004	878,804	45,000	—		50,000	527

George A. De Urioste (21)	2006	175,600	176,319	—		200,000	151,989	(22)
Chief Financial Officer and Chief	2005	250,192	43,653	—		750,000	3,343	(23)
Operating Officer	2004	—	—	—		—	—

(1)
Mr. Springsteel commenced working as our chief executive officer on February 1, 2006. Prior to that date, he was a member of our Board of Directors and the options issued to him in 2005 and 2004 were under the 1999 Directors’ Plan.

(2)	Includes $3,750 paid in 401(k) matching contributions.

(3)	Mr. Norman commenced his position as Chief Financial Officer on March, 2006. He began working for the Company on August 5, 2004. The amounts presented are based on these dates.

(4)	Includes $3,750 paid in 401(k) matching contributions and $910 for group-term life insurance.

(5)	Includes $4,406 paid in 401(k) matching contributions.

(6)	Includes $302 paid in 401(k) matching contributions.

(7)	Mr. St. Jean commenced his position as vice president of Worldwide Engineering in July of 2005.

(8)	Includes $4,506 paid in 401(k) matching contributions and $748 for group-term life insurance.

(9)	Includes $3,620 paid in 401(k) matching contributions.

(10)	Includes $1,753 paid in 401(k) matching contributions.

(11)	Mr. Witte commenced his position as Vice President and General Counsel on November 3, 2005.

(12)
Includes $3,977 paid in 401(k) matching contributions, $1,680 for group-term life insurance, $1,692 for executive medical check-up, and $6,274 Mr. Witte was paid for his consultant services to the Company prior to his start date.

(13)	Mr. Spadafora resigned as a director and our chief strategy officer effective November 30, 2006.

(14)	Includes $4,719 paid in 410(k) matching contributions, $1,000 paid by us for tax preparation fees, and $1,982 for executive medical check-up.

(15)	Mr. Kelly resigned as our chief executive officer effective February 1, 2006 but remained an employee until May 2, 2006.

(16)
Mr. Kelly’s compensation was paid in Great Britain Pound Sterling and such amounts were converted from pounds (£) to dollars ($) using the Company's month-end conversion rates. Includes $208,219 in severance and $17,777 paid by us to Mr. Kelly’s individual pension plan.

(17)	Consists of $31,306 pension plan matching contributions paid by us to Mr. Kelly’s individual pension plan.

(18)	Mr. Mullen resigned as our president, worldwide field operations, effective August 8, 2006 but remained an employee through December 31, 2006.

(19)	Includes $3,750 paid in 401(k) matching contributions and $802 paid for group-term life insurance.

(20)	Includes $540 for group-term life insurance and $3,500 in 401(k) matching contributions.

(21)	Mr. de Urioste resigned as our chief operating officer and chief financial officer effective March 8, 2006 but remained an employee until March 31, 2006.

(22)	Includes $6,156 paid in 401(k) matching contributions and $145,833 paid out in severance.

(23)	Includes $999 for group-term life insurance and $2,344 in 401(k) matching contributions.

(24)
On September 30, 2006, Mr. Spadafora held restricted stock awards for 85,000 unvested shares of the Company’s common stock with an aggregate market value of $260,950 based on a $3.07 fair market value on that date.

The following table represents the fiscal year 2006 restricted stock award granted with the respective vesting schedule:

Grant Date	Number of shares	Vesting Schedule
February 2006	125,000	April 1 2006 - 20,000 Shares
July 1, 2006 - 20,000 Shares
October 1, 2006 - 20,000 Shares
January 1, 2007 - 20,000 Shares
April 1, 2007 - 20,000 Shares
October 1, 2007 - 25,000 Shares

(25)
On September 30, 2006, Mr. Mullen held restricted stock awards for 333,334 unvested shares of the Company’s common stock with an aggregate market value of $1,023,335 based on a $3.07 fair market value on that date.

	The following table represents the fiscal year 2006 and 2005 restricted stock awards granted with the respective vesting schedule:

	Grant Date	Number of shares	Vesting Schedule
	August 2005	200,000	October 2005 - 66,666 Shares
			October 2006 - 66,667 Shares
			October 2007 - 66,667 Shares
	April 2006	200,000	April 2007 - 66,666 Shares
			April 2008 - 66,667 Shares
			April 2009 - 66,667 Shares

(26)	Includes $1,000 paid by the Company for tax preparation fees, $3,564 for group-term life insurance and $3,865 in 401(k) matching contributions.

(27)	Includes $3,564 for group-term life insurance and $1,906 in 401(k) matching contributions.

(28)	Consists of $29,825 of pension plan matching contributions paid by us to Mr. Kelly’s individual pension plan.

Stock Option Grants and Exercises

We grant options to our executive officers under the 2005 Equity Incentive Plan (the “Incentive Plan”). As of September 30, 2006, options to purchase a total of 6,916,065 shares were outstanding under the Incentive Plan and options to purchase 4,957,986 shares remained available for grant under the Incentive Plan.

The following tables show for the fiscal year ended September 30, 2006, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in the Fiscal Year Ended September 30, 2006
	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Twelve Months Ended September 30,	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	(2) (#)	2006 (3)	(4)($/Sh)	Date	5%($)	10%($)
Steven R. Springsteel	1,000,000	27.4%	$3.19	02/01/2016	$2,006,174	$5,084,038
Peter S. Norman	70,000	1.9%	2.99	01/17/2016	131,628	333,570
	55,000	1.5%	3.36	03/08/2016	116,220	294,524
James J. St. Jean	50,000	1.4%	3.19	02/01/2016	100,309	254,202
Derek P. Witte	300,000	8.2%	2.65	11/03/2015	499,971	1,267,025
Samuel T. Spadafora (5)	—	—	—	—	—	—
Stephen P. Kelly (6)	—	—	—	—	—	—
Robert U. Mullen (7)	—	—	—	—	—	—
George A. de Urioste (8)	200,000 (9)	5.5%	$3.19	02/01/2016	$401,235	$1,016,808

(1)
The potential realizable value information is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed as prescribed by the rules promulgated by the SEC and does not represent our prediction of our future stock price performance.

(2)	Each of the options has a ten-year term, subject to earlier termination if the option holder’s service with us ceases.

(3)	Percentages shown are based on an aggregate of options granted to our employees under our stock option plans during the period from October 1, 2005 through September 30, 2006.

(4)
The exercise price of each option is equal to the fair market value of our common stock as valued by the Board on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the date of exercise, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(5)	Mr. Spadafora resigned as a director and our chief strategy officer effective November 30, 2006.

(6)	Mr. Kelly resigned as our chief executive officer effective February 1, 2006 but remained an employee until May 2, 2006.

(7)	Mr. Mullen resigned as our president, worldwide field operations, effective August 8, 2006 but remained an employee through December 31, 2006.

(8)	Mr. de Urioste resigned as our chief operating officer and chief financial officer effective March 8, 2006 but remained an employee until March 31, 2006.

(9)
In February 2006 Mr. de Urioste received a grant of 200,000 options. As of March 31, 2006, 4,166 stock options from this grant had vested, all of which have been exercised. His options which were unvested as of March 31, 2006 have expired.

Aggregated Option Exercises in the Fiscal Year Ended September 30, 2006 and September 30, 2006 Option Values
Name	Shares Acquired on Exercise (#)	Value Realized (1)($)	Number of Securities Underlying Unexercised Options at September 30, 2006 (#)		Value of Unexercised In-the-Money Options at September 30, 2006(2)($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steve R Springsteel	—	$—	195,832	854,168	$5,125	$—
Peter S. Norman	—	—	93,541	106,459	85,983	4,667
James D. St. Jean	—	—	299,046	42,709	342,522	—
Derek P. Witte	—	—	83,332	216,688	34,999	91,001
Samuel T. Spadafora (3)	100,000	207,000	980,919	—	1,863,675	—
Stephen P. Kelly (4)	—	—	330,905	—	312,568	—
Robert U. Mullen (5)	—	—	532,000	—	687,612	—
George A. de Urioste (6)	404,165	$447,960	—	—	$—	$—

(1)	Based on the fair market value of our common stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

(2)	Based on $3.07, the fair market value of our common stock as of September 29, 2006, minus the exercise price, multiplied by the number of shares underlying the unexercised options.

(3)	Mr. Spadafora resigned as a director, as our chief strategy officer and as an employee on November 30, 2006.

(4)	Mr. Kelly resigned as our chief executive officer effective February 1, 2006 but remained an employee until May 2, 2006.

(5)	Mr. Mullen resigned as our president, worldwide field operations, effective August 1, 2006 but remained an employee until December 31, 2006.

(6)	Mr. de Urioste resigned as our chief operating officer and chief financial officer effective March 8, 2006 but remained an employee until March 31, 2006.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

Employment Agreements

Effective February 1, 2006, we entered into an offer letter with Mr. Springsteel pursuant to which he became our president and chief executive officer. Mr. Springsteel will be paid an annual base salary of $495,000. Mr. Springsteel received a grant of an option to purchase 1,000,000 shares of our common stock. The option is subject to a four-year vesting schedule (1/48 th per month). Mr. Springsteel received bonuses of $62,370 under our 2006 Executive Bonus Plan for the 2006 fiscal year. Mr. Springsteel is eligible for all standard employee benefits, including four weeks paid vacation and medical and dental coverage and a term life insurance policy in the amount of $1,000,000 (with premiums paid by us). For purposes of benefits, he was given service credit for his prior tenure with us.

In the event of the consummation of a “change in control” (as defined in the offer letter), we will accelerate the vesting of any equity compensation that he has been granted as of the effective date of the change in control such that the equity compensation shall be fully vested for an additional twelve (12) month period as of the effective date of the change in control. Notwithstanding the foregoing, the option to purchase one million shares of common stock granted as of February 1, 2006 will vest 100% as of the effective date of the change in control.

Either we or Mr. Springsteel may terminate his employment relationship at any time with or without “cause” (as defined in the offer letter) on advance notice. If we terminate his employment without cause at any time, or Mr. Springsteel resigns his employment for “good reason” (as defined in the offer letter) at any time, then: (i) we will make severance payments to Mr. Springsteel in the form of monthly payments in the amount of one hundred thousand dollars ($100,000) per month for ten (10) months following the termination date, and (ii) the vesting of any equity compensation that he has been granted through the last day of his employment will automatically accelerate such that the shares subject to each grant that would have vested had he remained employed for one year beyond the termination date will be fully vested for such additional one year period as of the termination date. Such acceleration shall be in addition to any accelerated vesting he previously received upon the consummation of a change of control (if any). If he resigns without good reason or his employment is terminated for cause, all compensation and benefits will cease immediately, and he will receive no further compensation or benefits from us. We agreed to directly pay Mr. Springsteel’s legal fees associated with entering into the offer letter, up to $15,000, upon receiving invoices for such services.

In the event that the payments and benefits provided for in the offer letter constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), would be subject to the excise tax imposed by Section 4999 of the Code, we are obligated to pay such excise tax provided that the maximum amount of the excise tax gross - up payment which we shall be obligated to pay shall be $1,500,000.

Effective February 1, 2006, we entered into a separation agreement with Stephen Kelly. Under the terms of that agreement, Mr. Kelly resigned as our chief executive officer but was entitled to continue as an employee of ours, but not as an officer, until May 2, 2006. Mr. Kelly resigned from the Board of Directors on August 1, 2006. We agreed to pay Mr. Kelly severance payments equal to his base salary of $400,000 for twelve months following the date of termination, subject to standard payroll deductions and withholdings. Additionally, Mr. Kelly received his bonus for the first two quarters of fiscal 2006 under the 2006 Executive Bonus Plan in the amount of $70,107. Pursuant to the terms of his employment agreement, Mr. Kelly received accelerated vesting of 50% of the unvested options held by him on May 2, 2006, which resulted in acceleration of 20,139 options. Additionally, we agreed to reimburse Mr. Kelly for up to $7,000 for outplacement and legal services upon receipt of invoices for such services.

Effective March 8, 2006, we entered into a separation agreement with George de Urioste. Under the terms of that agreement, Mr. de Urioste resigned as our chief operating officer and chief financial officer but was entitled to continue as an employee of ours, but not as an officer, until March 31, 2006 under the current terms of his employment. We agreed to pay Mr. de Urioste severance in the amount of $145,833, payable over five months following the date of termination, subject to standard payroll deductions and withholdings. For five months thereafter, we agreed to reimburse Mr. de Urioste for premium payments sufficient to continue his group health insurance coverage at the level in effect as of the date of termination.

Effective August 1, 2006, we entered into a separation agreement with Robert Mullen. Under the terms of that agreement, Mr. Mullen resigned as our president, worldwide field operations, but was entitled to continue as an employee of ours, but not as an officer, until December 31, 2006. We agreed to pay Mr. Mullen severance in the amount of $29,167 per month, subject to standard payroll deductions and withholdings, until the earlier of June 30, 2007 or the date Mr. Mullen commences employment with another company. Additionally, Mr. Mullen received his bonus of $134,630 for the June quarter and $80,583 for the September quarter of 2006 under the 2006 Executive Bonus Plan and under the Chordiant Fiscal Year 2006 Special Profitability Bonus for President, Worldwide Field Operations. Additionally, he will be entitled to a bonus for the December quarter of calendar 2006 based on a quarterly target of $125,000. The bonus for the December quarter will be determined under the same terms and conditions as the 2006 Executive Bonus Plan provided that there will be a 200% cap on the amount that can be paid. Following termination of his employment with the Company until June 30, 2007, we agreed to reimburse Mr. Mullen for premium payments sufficient to continue his group health insurance coverage at the level in effect as of the date of termination. His right to such payments shall cease on the date that he becomes eligible for group health insurance benefits through a new employer.

Effective November 30, 2006, we entered into a separation agreement with Samuel T. Spadafora. Under the terms of that agreement, Mr. Spadafora resigned as a director, as our chief strategy officer and as an employee, effective immediately. We agreed to pay Mr. Spadafora severance in the amount of $125,000, subject to standard payroll deductions and withholdings. We agreed to extend the post-termination exercise period applicable to Mr. Spadafora’s outstanding options to the later of (i) the original expiration of the post-termination exercise period of the options (as set forth in the applicable stock option agreements) or (ii) the last day of the 30-day period measured from the first day that the options can be exercised in compliance with applicable securities laws (e.g., the 30th day following the date on which our Registration Statement on Form S-8 is “re-activated”), but in no event later than the expiration of the ten year term of the options. In all other respects, the options will continue to be governed by the terms and conditions of the options and the governing plan documents. Mr. Spadafora will be entitled to reimbursement of the premiums for health insurance for himself and his dependents through May 30, 2009.

Change of Control Agreements

We have entered into Change of Control Agreements with Peter S. Norman, James D. St. Jean and Derek P. Witte (each an “Executive”). We may in the future enter into these agreements with other executives of ours. The agreement with Mr. Norman provides that if he is terminated either without “cause,” as defined in the agreements, or voluntarily leaves employment for “good reason,” as defined in the agreements, within 90 days prior to a “change of control,” as defined in the agreements, or 12 months following a change of control, then he will receive, among other benefits, the following: (1) payment of his salary for a period of 12 months, (2) payment of his annual bonus, (3) continuation of our health and life insurance policies for one year, (4) so long as not prohibited by law, automatic extension of 60 months to repay any promissory note, loan or other indebtedness to us, and (5) with respect to options and restricted stock, accelerated vesting of a number of shares equal to the greater of (a) 50% of the then-unvested shares, or (b) 12 months’ worth of vesting. The agreements with Messrs. Witte and St. Jean provide generally that if the Executive is terminated either without “cause,” as defined in the agreements, or voluntarily leaves employment for “good reason,” as defined in the agreements, within 90 days prior to a “change of control,” as defined in the agreements, or 12 months following a change of control, then the Executive will receive, among other benefits, the following: (1) payment of the Executive’s salary for a period of 6 months in the case of Mr. St. Jean and 12 months in the case of Mr. Witte, (2) payment of the Executive’s annual bonus, (3) continuation of our health and life insurance policies for six months in the case of Mr. St. Jean and 12 months in the case of Mr. Witte, and (4) with respect to options and restricted stock, accelerated vesting of a number of shares equal to the lesser of (a) 50% of the then-unvested shares, or (b) 12 months’ worth of vesting. These agreements also obligate us to make additional payments to the executive in the event the benefits result in the recipient having to pay certain excise taxes.

The offer letter we entered into with Mr. Springsteel contains terms regarding a change of control. In the event of the consummation of a “change in control,” as defined in the offer letter, we will accelerate the vesting of any equity compensation that he has been granted as of the effective date of the change in control such that the equity compensation shall be fully vested for an additional twelve (12) month period as of the effective date of the change in control. Notwithstanding the foregoing, the option to purchase one million shares of common stock granted as of February 1, 2006 will vest 100% as of the effective date of the change in control.

Compensation of Directors

Non-employee directors receive cash compensation from us for their services as members of the Board or for attendance at committee meetings as follows: Directors receive a quarterly retainer of $7,500 for service as a member of the Board (subject to attendance at three out of four regularly scheduled meetings). Directors also receive $1,500 per meeting of the Audit Committee, not to exceed $6,000 per quarter, and $1,500 per meeting of the Nominating and Corporate Governance Committee, not to exceed $3,000 per quarter. Chairs of the Compensation Committee, Nominating and Corporate Governance Committee, and Strategy Committee each receive $2,000 per quarter. The Chair of the Audit Committee receives $3,000 per quarter. The Lead Independent Director receives $2,000 per quarter and, for a special assignment for the period January through September 2005, $1,500 per meeting not to exceed $6,000 per quarter. Effective October 1, 2006, the Board eliminated the limit on quarterly attendance fees for Committee meetings. Other committees do not carry separate cash compensation. Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with our policy.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, the Compensation Committee consisted of Messrs. Raduchel, Hoffman and Springett. None of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION (1)

The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights ($/sh)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)(c)

Equity compensation plans approved by security holders	7,323,565	$2.68	9,655,060 (2)
Equity compensation plans not approved by security holders	1,833,574	$1.98	455,814
Total	9,157,139	$2.54	10,110,874

(1)
Upon our acquisition of Prime Response, Inc. and White Spider Software, Inc. in 2001 and 2000, respectively, we assumed outstanding options of Prime Response and White Spider such that these options became exercisable for an aggregate of 768,560 shares of our common stock at a weighted-average exercise price of $9.21 per share. As of September 30, 2006, 61,749 options of Prime Response, Inc. and White Spider Software, Inc are still outstanding with a weighted-average exercise price of $1.09. The option plans governing these options terminated other than with respect to the outstanding options, and no options will be granted in the future pursuant to these plans. These plans were not approved by our stockholders, as no approval was required and the plans were not assumed by us. The shares referenced in this note are not included in any of the numbers set forth in the table.

(2)	Included in the 9,655,060 shares available for future issuance under approved equity compensation plans as of September 30, 2006 are 3,557,896 shares related to the Employee Stock Purchase Plan.

The amount reserved under the 1999 Directors’ Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors. In January of 2007 the Board of Directors approved a proposal to have the stockholders approve an amendment to the 1999 Directors Plan so that there will no longer be automatic annual increases to the 1999 Directors’ Plan. The amount reserved under the 1999 Employee Stock Purchase Plan automatically increases on October 1st of each year by the greater of (1) 2% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior twelve month period. However, the automatic increase is subject to reduction by the Board of Directors.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2006 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all of our executive officers and directors as a group. In addition, the table sets forth certain information regarding the ownership of our common stock by all those known by us to be beneficial owners of more than five percent of our common stock as of the dates noted below.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares		Percent of Total

Five Percent Stockholders:

Paul Orlin LLC
(as of 9/30/06)	7,120,975		8.9%
666 5th Avenue, 34th floor
New York, NY 10103

Institutional Venture Management X, LLC
(as of 5/15/06)	4,500,000		5.6%
3000 Sand Hill Road, Building 2, Suite 290
Menlo Park, CA 94025

Directors, Nominees and Executive Officers:
Steven R. Springsteel	319,999	(2)	*
Peter S. Norman	82,255	(3)	*
Derek P. Witte	124,999	(4)	*
James D St. Jean	419,995	(5)	*
William J. Raduchel	141,406	(6)	*
Charles E. Hoffman	43,610	(7)	*
David R. Springett	126,250	(8)	*
Richard G. Stevens	6,250	(9)	*
David A. Weymouth	38,610	(10)	*
Samuel T. Spadafora (11)	1,457,118	(12)	1.8%
Stephen P. Kelly (13)	957,092	(14)	1.2%
Robert U. Mullen (15)	1,191,258	(16)	1.5%
George A. de Urioste (17)	—		—
All executive officers and directors as a group (15 persons)	4,908,842		6.2%

*	Less than one percent.

(1)
This table is based upon information supplied by our executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table, and subject to community property laws were applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 80,108,920 shares outstanding on December 31, 2006 adjusted as required by rules promulgated by the SEC.

(2)
Consists of (a) 10,000 shares, (b) 10,000 shares held by two of Mr. Springsteel’s children, and (c) 299,999 shares issuable upon the exercise of outstanding options that are exercisable within sixty days of December 31, 2006.

(3)	Consists of 82,255 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(4)	Consists of 124,999 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(5)
Consists of (a) 161,757 shares acquired as part of our purchase of White Spider, Inc. which includes 17,318 shares held by his spouse, and (b) 240,920 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(6)	Consists of (a) 60,156 shares and (b) 81,250 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(7)	Consists of 43,610 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(8)	Consists of 126,250 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(9)	Consists of 6,250 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(10)	Consists of 38,610 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(11)	Mr. Spadafora resigned as a director and as our chief strategy officer, effective November 30, 2006.

(12)
Consists of (a) 483,977 shares held by the Samuel T. and Cheryl M. Spadafora 1992 Family Trust and (b) 973,141 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(13)	Mr. Kelly resigned as our chief executive officer effective February 1, 2006 but remained an employee through May 2, 2006.

(14)
Consists of (a) 388,364 shares, (b) 237,823 shares held by Mr. Kelly’s spouse and (c) 330,905 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(15)	Mr. Mullen resigned as our president, worldwide field operations, effective August 8, 2006 but remained an employee through December 31, 2006.

(16)	Consists of (a) 667,592 shares and (b) 523,666 shares issuable upon the exercise of outstanding options that are exercisable within sixty (60) days of December 31, 2006.

(17)	Mr. de Urioste resigned as our chief operating officer and chief financial officer effective March 8, 2006 but remained an employee through March 31, 2006.

We know of no arrangements, the operation of which may at a subsequent date result in the change of control of Chordiant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain. Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, revenue from Infogain was $0.4 million and less than $0.1 million for the years ended September 30, 2006 and 2005, respectively. Cost of services provided to Infogain was $.7 million and zero for the years ended September 30, 2006 and 2005 respectively. Accounts receivable was less than $0.1 million and less than $0.1 million as of September 30, 2006 and 2005, respectively. Payments and corresponding accounts payable to Infogain were $1.1 million and less than $0.1 million for years ended September 30, 2006 and 2005, respectively.

In January 2005, Charles E. Hoffman became a director of the Company. Mr. Hoffman is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to a software license and services agreement, revenue from Covad was $0.2 million and $1.1 million for the years ended September 30, 2006 and 2005, respectively. Accounts receivable was $0.1 million and approximately zero as of September 30, 2006 and 2005, respectively. Deferred revenue was $0.1 million and $0.1 million as of September 30, 2006 and 2005, respectively.

In January 2005, David A. Weymouth became a director of the Company. Through June 2005 Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Pursuant to software license agreements, software maintenance agreements, and professional services agreements, revenue from Barclay’s Group was approximately $7.0 million for the year ended September 30, 2005. Accounts receivable was $0.3 million as of September 30, 2005. Deferred revenue as of September 30, 2005 was $0.3 million as of September 30, 2005.

Mr. Weymouth terminated his relationship with Barclay’s Group and became an associate with Deloitte & Touche LLP, a prior provider of tax services to the Company. Payments made to Deloitte and Touche LLP, were $0.1 million and $0.6 million for the years ended September 30, 2006 and 2005, respectively.

We have entered into indemnification agreements with our directors and officers for the indemnification of and advancement of expenses to these persons to the full extent permitted by law. We also intend to execute these agreements with our future directors and officers.

Except for our service provider agreement with Infogain, all transactions between us and our officers, directors and principal stockholders must be approved by a committee of independent and disinterested directors.

We do not have any formal policy concerning the direct or indirect pecuniary interest of any of our officers, directors, security holders or affiliates in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We will not enter into any such transactions unless approved by a majority of the entire Board, not including any interested director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP. The following table represents aggregate fees for professional services billed (including estimated final billing for fiscal 2006 audit fees) to Chordiant for services rendered for the years ended September 30, 2006 and 2005 by BDO Seidman, LLP, Chordiant’s independent registered public accounting firm since July 2005. BDO Seidman, LLP did not render any services to Chordiant prior to that date.

	Year Ended September 30, 2006	Year Ended September 30, 2005
Audit Fees
Aggregate fees for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of our interim financial statements, statutory and subsidiary audits, consents, income tax compliance procedures, internal control over financial reporting, and assistance with review of documents filed with the SEC:	$1,710,000	$1,257,292

Audit-Related Fees
Aggregate fees for assurance and related services including benefit plan audits and consultation on acquisitions:	—	—

Tax Fees
Aggregate fees for tax services rendered for tax return preparation, tax-payment planning services, tax audits and appeals, tax services for employee benefit plans and requests for rulings or technical advice:	13,500	—

All Other Fees	—	—
Total	$1,723,500	$1,257,292

PricewaterhouseCoopers LLP. The following table represents aggregate fees for professional services billed to Chordiant for services rendered for the interim periods during the year ended September 30, 2005, by PricewaterhouseCoopers LLP, Chordiant’s principal accountant until May 2005.

Year Ended September 30, 2005
Audit Fees
Aggregate fees for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, consents, income tax provision procedures, and assistance with review of documents filed with the SEC:	$310,000

Audit-Related Fees
Aggregate fees for assurance and related services including benefit plan audits and consultation on acquisitions:	—

Tax Fees
Aggregate fees for tax services rendered for tax return preparation, tax-payment planning services, tax audits and appeals, tax services for employee benefit plans and requests for rulings or technical advice:	10,681

All Other Fees	1,125
Total	$321,806

Pre-Approval of Services

Before the independent accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee must pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent accountant, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. The Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. As such, the engagement of BDO Seidman, LLP and PricewaterhouseCoopers LLP to render 100% of the services described in the categories above was approved by the Audit Committee in advance of the rendering of those services.

The Audit Committee has determined tax compliance services by BDO Seidman, LLP referred to in the table above under “All other Fees” is compatible with maintaining the accountant’s independence and these services have been pre-approved. We have also retained Deloitte & Touche LLP until January 2006 to provide us with tax services. Starting in February 2006, we retained Armanino McKenna LLP to provide tax services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.  Index to Financial Statements

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 62 of this report. The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 69 of this report are included in Item 8 above.

2.  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2004 are as follows (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
2006	$214	$(9)	$(122)	$83
2005	$111	$103	$—	$214
2004	$133	$—	$(22)	$111
Deferred tax asset valuation allowance
2006	$83,350	$5,567	$—	$88,917
2005 (restated)(1)	$63,615	$19,735	$—	$83,350
2004 (restated)(1)	$68,087	$(4,472)	$—	$63,615

(1) - See Note 3 - “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

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

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as Exhibit 3.2 with Chordiant’s Current Report on Form 8-K filed on February 2, 2006 and incorporated herein by reference).

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

10.2*	1999 Employee Stock Purchase Plan (filed as Exhibit 10.3 with Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

10.3*	1999 Non-Employee Directors’ Plan as amended and restated (filed as Exhibit 10.3 to Chordiant’s Quarterly Report on Form 10-Q, filed on May 10, 2004 and incorporated herein by reference).

Exhibit Number	Description of Document

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

10.20*	Offer letter dated November 16, 2004 to George A. de Urioste (filed as Exhibit 99.1 to Chordiant’s Current Report on Form 8-K filed on February 2, 2005 and incorporated herein by reference).

10.21*	Change of Control Agreement dated January 31, 2005 by and between Chordiant Software, Inc. and George A. de Urioste.

10.22*	Terms of employment for Robert U. Mullen as of March 31, 2004.

10.23*	Change of Control Agreement dated April 24, 2003 by and between Chordiant Software, Inc. and Robert U. Mullen.

10.24*	Separation Agreement, dated August 16, 2004, by and between Chordiant Software, Inc. and Michael J. Shannahan.

10.25*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.

10.26*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.

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

10.29*	Offer Letter dated October 17, 2005 for Derek P. Witte (filed as Exhibit 99.1 to Chordiant’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

10.30*
Change of Control Agreement dated October 20, 2005 by and between Chordiant Software, Inc. and Derek P. Witte (filed as Exhibit 99.2 to Chordiant’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

10.31*	2005 Equity Incentive Plan (filed as Appendix A to Chordiant’s Definitive Proxy Statement on Schedule 14A filed on August 24, 2005 and incorporated herein by reference).

10.32*
A description of certain compensation arrangements between Chordiant Software, Inc. its executive officers (incorporated by reference from Item 1.01 of the Form 8-K of Chordiant Software, Inc. filed with the SEC on February 2, 2006).

Exhibit Number	Description of Document

10.33*	Offer Letter dated January 31, 2006 for Steven R. Springsteel (filed as Exhibit 10.1 to Chordiant’s Current Report on Form 8-K filed on February 2, 2006 and incorporated herein by reference).

10.34*	Form of Stock Option Agreement for Steven R. Springsteel (filed as Exhibit 10.2 to Chordiant’s Current Report on Form 8-K filed on February 2, 2006 and incorporated herein by reference).

10.35*
Amendment dated August 29, 2005 to April 24, 1998 Letter Agreement by and between Chordiant Software, Inc. and Samuel Spadafora (filed as Exhibit 10.1 to Chordiant’s Quarterly Report on Form 10-Q filed on February 9, 2006 and incorporated herein by reference).

10.36*	Board Member Agreement dated March 7, 2006 for Richard Stevens (filed as Exhibit 10.2 to Chordiant’s Current Report on Form 8-K filed on March 10, 2006 and incorporated herein by reference).

10.37
Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006 (filed as Exhibit 10.1 to Chordiant’s Quarterly Report on Form 10-Q filed on May 4, 2006 and incorporated herein by reference).

10.38*
Separation Agreement dated March 1, 2006, by and between Chordiant Software, Inc. and Stephen Kelly (filed as Exhibit 10.4 to Chordiant’s Quarterly Report on Form 10-Q filed on May 4, 2006 and incorporated herein by reference).

10.39*
Separation Agreement dated March 8, 2006, by and between Chordiant Software, Inc. and George A. de Urioste (filed as Exhibit 10.5 to Chordiant’s Quarterly Report on Form 10-Q filed on May 4, 2006 and incorporated herein by reference).

10.40*
Separation Agreement dated August 8, 2006, by and between Chordiant Software, Inc. and Robert Mullen (filed as Exhibit 10.1 to Chordiant’s Current Report on Form 8-K filed on August 11, 2006 and incorporated herein by reference).

10.41	Addendum A to Ness Agreement dated September 11, 2006 to Master Services Agreement dated December 13, 2003 by and between Chordiant Software, Inc. and Ness USA, Inc.

10.42	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation (confidential treatment has been requested).

10.43+	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.

10.44	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.

10.45	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.

10.46
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.

10.47+	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.

10.48*
Separation Agreement dated November 30, 2006, by and between Chordiant Software, Inc. and Samuel Spadafora (filed as Exhibit 99.2 to Chordiant’s Current Report on Form 8-K filed on November 30, 2006 and incorporated herein by reference).

10.49+	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).

10.50	Master Professional Services Agreement dated May 7, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).

Exhibit Number	Description of Document

10.51+	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).

10.52	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).

10.53	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.

10.54	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.

18.1
Preferability letter from BDO Seidman, LLP, Independent Registered Public Accounting Firm (filed as Exhibit 18.1 to Chordiant’s Annual Report on Form 10-K filed on December 9, 2005 and incorporated herein by reference).

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

21.1	Subsidiaries of Chordiant Software, Inc. (filed as Exhibit 10.21 to Chordiant’s Quarterly Report on Form 10-Q filed on May 16, 2005 and incorporated herein by reference).

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*  Management contract or compensatory plan or arrangement.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)  Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. A brief description of the omitted schedules is contained in Exhibit 2.4. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on February 9, 2007.

CHORDIANT SOFTWARE, INC

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel Chairman, President, and CEO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints STEVEN R. SPRINGSTEEL and PETER S. NORMAN, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. SPRINGSTEEL	Chairman, President, and Chief Executive Officer	February 9, 2007
Steven R. Springsteel

/s/ PETER S. NORMAN	Chief Financial Officer and Principal Accounting	February 9, 2007
Peter S. Norman	Officer

/s/ RICHARD G. STEVENS	Director	February 9, 2007
Richard G. Stevens

/s/ DAVID R. SPRINGETT	Director	February 9, 2007
David R. Springett

/s/ WILLIAM J. RADUCHEL	Director	February 9, 2007
William J. Raduchel

/s/ DAVID A. WEYMOUTH	Director	February 9, 2007
David A. Weymouth

/s/ CHARLES E. HOFFMAN	Director	February 9, 2007
Charles E. Hoffman