Form 10-Q
period 2006-12-31
CHORDIANT SOFTWARE INC
filed 2007-02-14
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2006	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$47,386	$45,278
Restricted cash	162	185
Accounts receivable, net, including $44 and $142 due from related parties at December 31, 2006 and September 30, 2006, respectively	40,835	19,025
Prepaid expenses and other current assets	8,663	5,210
Total current assets	97,046	69,698
Restricted cash—long-term	440	334
Property and equipment, net	2,885	2,630
Goodwill	32,044	32,044
Intangible assets, net	3,634	3,937
Other assets	3,451	2,860
Total assets	$139,500	$111,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $162 and $132 due to related parties at December 31, 2006 and September 30, 2006, respectively`	$5,436	$7,665
Accrued expenses	20,762	15,706
Deferred revenue, including related party balances of $50 and $112 at December 31, 2006 and September 30, 2006, respectively	45,131	23,909
Current portion of capital lease obligations	40	95
Total current liabilities	71,369	47,375
Deferred revenue—long-term	16,385	5,596
Restructuring costs, net of current portion	3,409	1,239
Other long-term liabilities	289	68
Total liabilities	91,452	54,278
Commitments and contingencies (Notes 6, 7 and 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at December 31, 2006 and September 30, 2006	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 79,842 and 80,075 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	80	80
Additional paid-in capital	287,512	286,392
Accumulated deficit	(243,692)	(232,943)
Accumulated other comprehensive income	4,148	3,696
Total stockholders’ equity	48,048	57,225
Total liabilities and stockholders’ equity	$139,500	$111,503

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December31,
	2006	2005
		(restated) (1)
Revenues:
License	$7,162	$9,126
Service, including related party items aggregating $144 and $65 for the three months ended December 31, 2006 and 2005, respectively.	15,777	13,432
Total revenue	22,939	22,558
Cost of revenues:
License	454	443
Service including related party items aggregating $177 and nil for the three months ended December 31, 2006 and 2005, respectively	7,466	6,385
Amortization of intangible assets	303	303
Total cost of revenue	8,223	7,131
Gross profit	14,716	15,427
Operating expenses:
Sales and marketing	7,264	8,140
Research and development	6,296	4,517
General and administrative	5,611	4,719
Restructuring expense	6,472	—
Total operating expense	25,643	17,376
Loss from operations	(10,927)	(1,949)
Interest income, net	304	199
Other income (expense), net	(15)	118
Loss before income taxes	(10,638)	(1,632)
Provision for income taxes	111	121
Net loss	$(10,749)	$(1,753)

Other comprehensive loss:
Foreign currency translation gain (loss)	452	(293)
Comprehensive loss	$(10,297)	$(2,046)

Net loss per share— basic and diluted	$(0.14)	$(0.02)
Weighted average shares used in computing basic and diluted loss per share	79,312	76,824

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
		(restated) (1)
Cash flows from operating activities:
Net loss	$(10,749)	$(1,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	350	281
Amortization of intangibles and capitalized software	528	528
Non-cash stock-based compensation expense	976	1,100
Provision (benefit) for doubtful accounts and sales returns	111	(25)
Loss on disposal of assets	489	—
Other non-cash charges	445	—
Changes in assets and liabilities:
Accounts receivable	(22,698)	(376)
Prepaid expenses and other current assets	(3,497)	(1,255)
Other assets	(263)	(57)
Accounts payable	(2,298)	(963)
Accrued expenses	7,273	2,494
Deferred revenue	31,727	1,532
Net cash provided by operating activities	2,394	1,506
Cash flows from investing activities:
Property and equipment purchases	(1,058)	(134)
Proceeds from release of (increase in) restricted cash	(81)	1,485
Net cash provided by (used for) investing activities	(1,139)	1,351
Cash flows from financing activities:
Proceeds from exercise of stock options	221	528
Payment on capital leases	(56)	(52)
Net cash provided by financing activities	165	476
Effect of exchange rate changes	688	(413)
Net increase in cash and cash equivalents	2,108	2,920
Cash and cash equivalents at beginning of period	45,278	38,546
Cash and cash equivalents at end of period	$47,386	$41,466

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. (“the Company”, “Chordiant”, or “we”) is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in retail, financial services, insurance, healthcare, communications and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2006 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2006 (“2006 Form 10-K”) filed with the SEC.

All adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Restatement relating to stock-based compensation

The financial information as of, and for the three months ended December 31, 2005 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-Q filed with the SEC on February 9, 2007. The restatement is further discussed in the Explanatory Note preceding Part 1, Item 1 and in Note 3 of the Consolidated Financial Statements in the Company’s 2006 Form 10-K.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period’s presentation.

Principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, the Company evaluates the estimates, including those related to the allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, certain variables associated with the valuation of stock-based compensation, restructuring costs, contingencies, vendor specific evidence of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

The Company derives revenue from licensing our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. All revenue amounts are presented net of sales taxes in the Company’s condensed consolidated statements of operations. The amount and timing of revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from period to period and could result in additional operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

Software license revenue is recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

For arrangements with multiple elements, the Company recognizes revenue for services and post-contract customer support based upon VSOE of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates charge for the services when such services are sold separately. The VSOE of fair value for annual post-contract customer support is generally established with the contractual future renewal rates included in the contracts when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, revenue is recognized upon the establishment of VSOE for that element or when the element is delivered.

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement require significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization essential to the functionality of our products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

The percentage-of-completion method is applied when the Company has the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. The “go-live” date is defined as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion. The changes are accounted for as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When additional licenses are sold related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. Revenue from these arrangements are classified as license and service revenue based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when the Company is unable to obtain reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intend to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under SFAS 86 and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from subscription or term license agreements, which include software and rights to unspecified future products or maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products or maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

Revenue for post-contract customer support is recognized ratably over the support period which ranges from one to three years.

Training and consulting services revenue is recognized as such services are performed on an hourly or daily basis for time and material contracts. For consulting services arrangements with a fixed fee, revenue is recognized on a percentage-of-completion method.

For all sales, either a signed license agreement or a binding purchase order with an underlying master license agreement is used as evidence of an arrangement. Sales through third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders or order forms on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to the Company the sale of our software products to end-users. The Company’s agreements with customers and resellers do not contain product return rights.

Collectibility is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is generally not requested from our customers. If it is determined that the collection of a fee is not probable, the revenue is recognized at the time the collection becomes probable, which is generally upon the receipt of cash. If a transaction includes extended payment terms, the revenue is recognized as the payments become due and payable.

Restricted cash

At December 31, 2006 and September 30, 2006, interest-bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain facility and equipment lease obligations. The increase of less than $0.1 million in restricted cash during the quarter ended December 31, 2006, resulted from a bank guarantee associated with the property lease for the Company’s Netherlands office.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. To date, the Company has invested excess funds in money market accounts. The Company has cash and cash equivalents with various high quality institutions domestically and internationally.

Our accounts receivable are derived from sales to customers located in North America and Europe. The Company performs ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. The Company maintains an allowance for doubtful accounts when deemed necessary. To date, bad debts have not been material and have been within management expectations. The Company estimates its allowance for doubtful accounts is $0.2 million and $0.1 million as of December 31, 2006 and September 30, 2006, respectively.

The following table summarizes the revenues from customers and resellers that accounted for 10% or more of total revenues:

	Three Months Ended December 31,
	2006	2005
Citicorp Credit Services, Inc.	13%	*
International Business Machines (“IBM”)	11%	*
Lloyds TSB Bank plc	10%	*
ING Canada, Inc.	*	10%

    * Represents less than 10% of total revenues.

As previously announced, the Company has agreed to license certain of its software to IBM’s customers. At December 31, 2006, Citicorp Credit Services, Inc. and IBM accounted for 51% and 13%, of our accounts receivable, respectively. At September 30, 2006, IBM and Cash America International accounted for 26% and 14% of our accounts receivable, respectively.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. Technological feasibility of the product is determined after the completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers are capitalized and amortized over the estimated product life.

When technological feasibility is established through the completion of a working model, the period of time between achieving technological feasibility and the general release of new product is generally short and software development costs qualifying for capitalization have historically been insignificant.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.3 million associated with this product have been capitalized and included in Other Assets as of September 30, 2006. This product has not been completed as of December 31, 2006, accordingly the costs capitalized have not been amortized.

During the quarter ended September 30, 2005, the Company began amortizing capitalized software costs associated with its banking product. The capitalized costs included in Other Assets are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three months ended December 31, 2006 and 2005, amortization expense, included in cost of revenue for licenses, related to this product was $0.2 million.

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

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future taxable income and the fact that the market in which the Company competes is competitive and characterized by rapidly changing technology, it is believed that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At December 31, 2006, the Company had approximately $161.1 million and $10.2 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $35.8 million in the United Kingdom.

Under U.S. tax rules, Section 382 of the Internal Revenue Code (IRC), as amended, certain limitations are imposed on the use of net operating losses following certain defined changes in ownership. The Company performed an analysis of it’s historical ownership changes and concluded that four such changes have occurred since inception. As a result of the IRC Section 382 study, approximately $2.7 million of the $161.1 million of net operating loss carryforwards at December 31, 2006 will expire unutilized.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income, if any.

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to repurchase. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options, warrants (using the treasury stock method) and common shares subject to repurchase by the Company.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
		(restated)(1)
Net loss available to common stockholders	$(10,749)	$(1,753)
Weighted average common stock outstanding	79,705	78,561
Common stock subject to repurchase	(393)	(1,737)
Denominator for basic and diluted calculation	79,312	76,824
Net loss per share - basic and diluted	$(0.14)	$(0.02)

(1) - See the above paragraph “Restatement relating to stock-based compensation” included in this Note.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	December 31, 2006	December 31, 2005
Warrants outstanding	—	1,662
Employee stock options	8,860	8,240
Restricted stock	393	1,737
	9,253	11,639

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable, net consists of the following (in thousands):
	December 31, 2006	September 30, 2006
Accounts receivable, net:
Accounts receivable	$41,029	$19,108
Less: allowance for doubtful accounts	(194)	(83)
	$40,835	$19,025

Prepaid expenses and other current assets

Prepaid expense and other current assets consist of the following (in thousands):
	December 31, 2006	September 30, 2006
Prepaid expense and other current assets:
Prepaid commissions and royalties	$6,142	$3,265
Other prepaid expenses and current assets	2,521	1,945
	$8,663	$5,210

Property and equipment

Property and equipment, net consists of the following (in thousands):
	December 31, 2006	September 30, 2006
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$3,675	$3,313
Purchased internal-use software (useful lives of 3 years)	2,180	2,254
Furniture and equipment (useful lives of 3 to 7 years)	841	1,043
Computer equipment and software under capital leases (useful lives of 3 years)	549	549
Leasehold improvements (shorter of 7 years or the term of the lease)	2,961	2,729
	10,206	9,888
Accumulated depreciation and amortization	(7,321)	(7,258)
	$2,885	$2,630

Intangible assets

Intangible assets consists of the following (in thousands):
	December 31, 2006			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(4,197)	$2,707	$6,904	$(3,972)	$2,932
Customer list and trade-names	2,732	(1,805)	927	2,732	(1,727)	1,005
	$9,636	$(6,002)	$3,634	$9,636	$(5,699)	$3,937

All of our acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives of five years. Aggregate amortization expense for intangible assets totaled $0.3 million for each of the quarters ended December 31, 2006 and 2005, respectively. The Company expects amortization expense on acquired intangible assets to be $0.9 million for the remainder of fiscal year 2007, $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.6 million in fiscal year 2010.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other assets

Other assets consist of the following (in thousands):
	December 31, 2006	September 30, 2006
Other assets:
Long-term accounts receivable	$985	$—
Other assets	2,466	2,860
	$3,451	$2,860

The long-term accounts receivable balance represents a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of December 31, 2006, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

Accrued expenses

Accrued expenses consist of the following (in thousands):
	December 31, 2006	September 30, 2006
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$10,618	$7,627
Accrued restructuring expenses, current portion (Note 4)	2,613	655
Accrued third party consulting fees	1,096	1,491
Accrued income, sales and other taxes	4,143	2,545
Accrued professional fees	1,012	1,630
Other accrued liabilities	1,280	1,758
	$20,762	$15,706

NOTE 4—RESTRUCTURING

Restructuring Costs

Through December 31, 2006, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been recorded to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” or previous guidance under EITF 94-3.

Retroactive application of SFAS 146 to periods prior to January 1, 2003, was prohibited; accordingly, the accrual relating to facilities vacated prior to the effective date of SFAS 146 continues to be accounted for in accordance with the guidance of EITF 94-3. The accrual for facilities does not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

For each of the periods presented herein, restructuring charges consist solely of:

• Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

• Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned office space under lease, the disposal of property and equipment including facility leasehold improvements, net of estimated sublease income and planned company occupancy.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2006, the total restructuring accrual of $6.0 million consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and termination	$673	$—	$673
Excess facilities	1,940	3,409	5,349
Total	$2,613	$3,409	$6,022

As of December 31, 2006, and September 30, 2006, $2.6 million and $0.7 million related to the restructuring reserve are included in the accrued expenses line item on the balance sheet, respectively. The allocation between current portion and long term portion is based on the current lease agreements.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2007.

Included in the facilities reserve is a note payable associated with the buyout of an office lease located in New York City. The amount of the note payable is $0.1 million and is payable in quarterly installments through June 2011. The Company expects to pay the excess facilities amounts related to restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Payments
2007 (remaining nine months)	$1,765
2008	1,101
2009	922
2010	1,411
2011	150
Total	$5,349

Included in the future minimum lease payments schedule is an estimated offset of $1.8 million for sublease rental income. As of January 2007, the Company has not yet identified sublease tenants for either of the two vacated facilities.

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain-based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters and the closure of the France office. In connection with this action, the Company incurred a one-time restructuring charge of $6.5 million in the first quarter ended December 31, 2006 for severance and termination benefits, and excess facilities charged to restructuring expense in the condensed consolidated statements of operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sublease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.6 million.

The following table summarizes the activity related to the fiscal year 2007 restructuring (in thousands):

	Severance and Benefits	Excess Facilities	Total
Reserve balance as of September 30, 2006	$—	$—	$—
Total charges	1,710	4,762	6,472
Non-cash	(6)	(1,096)	(1,102)
Cash paid	(1,064)	—	(1,064)
Reserve balance as of December 31, 2006	$640	$3,666	$4,306

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fiscal Year 2005 Restructuring

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

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Benefits
Reserve balance as of September 30, 2006	$32
Non-cash	1
Cash paid	—
Reserve balance as of December 31, 2006	$33

Prior Restructurings

During fiscal year 2002, based upon our continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, we restructured several areas of the Company to reduce expenses and improve our revenue per employee. This restructuring program included a worldwide workforce reduction, and consolidation of excess facilities and certain business functions. We believe that these reductions and realignments have resulted in a more responsive management structure. As part of these restructuring programs, we recorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, we accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sublease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $1.2 million.

The following table summarizes the activity related to the restructuring for the three months ended December 31, 2006 (in thousands):

Facilities
Reserve balance as of September 30, 2006	$1,862
Cash paid	(179)
Reserve balance as of December 31, 2006	$1,683

NOTE 5—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation. Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, revenue from Infogain was $0.1 million and less than $0.1 million for three months ended December 31, 2006 and 2005, respectively. Cost of revenues for services provided to Infogain was $0.2 million and nil for the three months ended December 31, 2006 and 2005, respectively. Accounts receivable was less than $0.1 million as of December 31, 2006 and September 30, 2006. Payments made to Infogain Corporation for the three months ended December 31, 2006 was $0.1 million and the corresponding accounts payable balance at December 31, 2006 was $0.2 million. Payments made to Infogain Corporation for the three months ended December 31, 2005 was less than $0.1 million and the corresponding accounts payable balance at December 31, 2005 was $0.1 million.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Charles E. Hoffman, a director of the Company, is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was $0.1 million for the three months ended December 31, 2006 and 2005, respectively. Accounts receivable from Covad was nil and $0.2 million as of December 31, 2006 and September 30, 2006, respectively.

NOTE 6—BORROWINGS

Revolving line of credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, and (iii) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of the date of this Quarterly Report on Form 10-Q, the Company is current with its SEC regulatory filings.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of December 31, 2006, the Company had utilized $1.0 million of the standby commercial letter of credit limit of which $0.5 million serves as collateral for computer equipment leases for Ness (see Note 7). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of December 31, 2006, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure our standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of December 31, 2006, there was no outstanding balance on our revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company leases our facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2007. Future minimum lease payments as of December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal year ended September 30:
2007 (remaining nine months)	$40	$3,664
2008	—	4,065
2009	—	3,324
2010	—	3,096
2011	—	1,535
Thereafter	—	1,209
Total minimum payments	$40	$16,893
Less: amount representing interest	—
Present value of minimum lease payments	40
Less: current portion of capital lease obligations	(40)
Capital lease obligations, non-current	$—

Operating lease payments in the table above include approximately $7.2 million for operating lease commitments for

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

facilities that are included in restructuring charges. As of December 31, 2006, the Company does not have any sublease income contractually committed for future periods relating to facilities under operating leases. See Note 4, Restructuring Charges, for a further discussion.

Ness Technologies

The Company entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for an additional one year term. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. On June 16, 2004, March 15, 2005, January 30, 2006, and May 30, 2006, and September 11, 2006 the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.6 million at December 31, 2006. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 6). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has issued a standby letter of credit in the amount of $0.5 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

The Company has evaluated the obligation under the standby letter of credit and, pursuant to the requirements as set forth under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” a liability equal to the estimated fair value of the guarantee was included in accrued expenses at December 31, 2006. The amount is less than $0.1 million.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 8. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

The Company entered into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. The Company may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, the Company enters into standard indemnification agreements with our customers, whereby the Company indemnifies them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2006.

The Company warrants that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under our product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2006.

NOTE 8—LITIGATION

Beginning in July 2001, the Company and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the “IPO Lawsuits”).

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In July 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the Court entered an order dismissing the Individuals from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Chordiant and almost all of the other Issuers and denying the motion to dismiss the Section 10(b) claims against Chordiant and many of the Issuers.

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

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain of certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007.  The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Company's response to the complaint is due on February 28, 2007.

In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries. The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them. The Company has not formed a view of whether the
Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe such patents, the patent holder could seek an injunction to enjoin our use of the infringing product. If the Company was required to settle such a claim, it could have a material impact on our business, results of operations, financial condition or cash flows.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 9—STOCK OPTION AND EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of December 31, 2006, there were approximately 5.4 million shares available for future grant and approximately 6.7 million options that were outstanding under the 2005 Plan. In January 2007, the Board amended the plan to increase the number of shares reserved for future issuance by 4.0 million shares. This amendment will be submitted to the stockholders for their approval at the 2007 annual meeting of stockholders’ which the Company anticipates will take place in April of 2007.

2000 Nonstatutory Equity Incentive Plan

In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan.

As of December 31, 2006, there were approximately 1.7 million shares subject to outstanding stock option grants and approximately 0.5 million shares available for future grant (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses).

1999 Non-Employee Directors’ Option Plan

As of December 31, 2006, approximately 1.6 million shares of common stock are available for future grant and 0.4 million are outstanding under the Director Plan. In January 2007, the Board amended and restated the Director Plan to decrease the number of shares reserved for future issuance upon the exercise of new options to 0.8 million shares and to eliminate the automatic increase provision. The adoption of the amended and restated Director Plan will be submitted to the stockholders for their approval at the 2007 annual meeting of stockholders’ which the Company anticipates will take place in April of 2007.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2006	6,553	9,219	$2.53
Authorized	413	—	—
Options granted	(237)	237	2.98
Options exercised	—	(109)	1.13
Cancellation of unvested restricted stock	332	—	—
Options cancelled	487	(487)	3.27
Balance at December 31, 2006	7,548	8,860	$2.52

Because the Company was delinquent in its periodic SEC filings during the quarter ended December 31, 2006, 2.1 million stock options approved in November 2006 could not be priced or issued until the Company became current in its filing of reports. These options are not included in the table above.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2006 of $3.31	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2006 of $3.31
$0.14-0.88	970	3.13	$0.66	$2,569	967	$0.66	$2,564
0.90-1.00	944	6.29	0.99	2,191	895	0.99	2,078
1.19-1.70	1,111	7.00	1.59	1,916	842	1.57	1,481
1.80-2.59	888	6.46	2.14	1,038	643	2.06	802
2.60-2.96	976	7.74	2.73	566	529	2.70	321
2.97-3.01	1,032	8.35	2.99	328	389	2.99	126
3.03-3.19	1,226	9.00	3.17	170	270	3.17	37
3.22-4.17	1,281	7.91	3.81	6	723	4.08	2
4.21-18.00	432	5.82	5.91	—	396	6.02	—
$0.14-18.00	8,860	7.04	$2.52	$8,784	5,654	$2.29	$7,411

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.31 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was approximately 4.6 million. As of December 31, 2006, approximately 5.7 million outstanding options were exercisable, and the weighted average exercise price was $2.29. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $0.2 million for each period. The fair value of options vested was $0.6 million and $1.4 million for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, total unrecognized compensation costs related to non-vested stock options was $3.8 million, which is expected to be recognized as expense over a weighted-average period of approximately 1.3 years.

The Company had 0.4 million unvested restricted stock awards as of December 31, 2006, which were excluded from the preceding tables. The total fair value of the unvested restricted stock awards at grant date was $0.8 million. Aggregate intrinsic value of the unvested restricted stock awards at December 31, 2006 was $1.3 million. During the three months ended December 31, 2006, approximately 0.3 million shares vested related to restricted stock awards. There were no shares of restricted stock awarded during the three months ended December 31, 2006. The weighted average fair value at grant date of the unvested restricted stock awards was $2.10 as of December 31, 2006. As of December 31, 2006, total unrecognized compensation costs related to unvested restricted stock awards was $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 1.0 year.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company settles stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for the three months ended December 31, 2006 and 2005, respectively, which was allocated as follows (in thousands):

	Three Months Ended December 31,
	2006 (under SFAS 123(R))	2005 (under SFAS 123(R))
		(restated)(1)
Stock-based compensation expense:
Cost of revenues	$107	$26
Sales and marketing	329	722
Research and development	93	59
General and administrative	447	293
Total stock-based compensation expense	$976	$1,100

    (1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

The weighted-average estimated fair value of stock options granted during the three months ended December 31, 2006 and 2005 was $1.61 and $1.70 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2006	2005
Expected lives in years	3.6	3.9
Risk free interest rates	4.6%	4.3%
Volatility	71%	87%
Dividend yield	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. With the adoption of SFAS 123(R) on October 1, 2005, the Company used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility rate is based on the historical volatility of our stock price.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended December 31, 2006 was based on our historical forfeiture experience.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 10—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended December 31,
	2006	2005
License revenue:
Enterprise solutions	$3,545	$4,357
Marketing solutions	989	3,519
Decision management solutions	2,628	1,250
Total	$7,162	$9,126

The following table summarizes service revenue consisting of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended December 31,
	2006	2005
Service revenue:
Enterprise solutions	$12,199	$9,823
Marketing solutions	2,605	3,093
Decision management solutions	973	516
Total	$15,777	$13,432

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended December 31,
	2006	2005
North America	$13,221	$12,849
Europe	9,718	9,709
Total	$22,939	$22,558

Included in foreign revenue results for Europe are revenue from the United Kingdom of $6.3 million and $6.0 million for the three months ended December 31, 2006 and 2005, respectively.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31, 2006	September 30, 2006
North America	$1,790	$1,844
Europe	1,095	786
Total	$2,885	$2,630

NOTE 11—SUBSEQUENT EVENTS

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

Overview

As an enterprise software vendor, we generate substantially all of our revenues from the financial services, insurance, healthcare, telecommunications, and retail industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

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

Beginning in the latter part of 2003, economic conditions began to show signs of improvement, which were reflected in increases in various economic indicators such as productivity, labor statistics and consumer confidence. This trend has continued through our fiscal year 2006 and appears to have had a favorable impact, specifically in information technology spending. For the year ended 2006, we were able to grow total revenues 16% on a year over year basis.

For the three months ended December 31, 2006, total revenues increased 2% and backlog increased 88% compared to the three months ended December 31, 2005. For the quarter ending December 31, 2006, backlog increased $34 million or 94% compared to the previous quarter ended September 30, 2006. This increase is primarily related to two large customer transactions completed during the quarter totaling $34 million. We did not recognize license revenue associated with these transactions during the quarter. We expect to begin to recognize license revenue on the smaller of the two transactions, $14 million, in the March 2007 quarter using the percentage-of-completion basis. We expect to begin recognizing license revenue on the second larger transaction, $20 million, in the June 2007 quarter on a percentage-of-completion basis.

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

Financial Trends

Backlog. An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. As of December 31, 2006 and 2005, we had approximately $69.8 million and $37.2 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

• software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes billed amounts classified as deferred revenue;

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

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Due to several large customer orders signed during the quarters ended September 30, 2006 and December 31, 2006, a significant portion of our near term license revenues are expected to be recognized under the percentage-of-completion method of accounting. These orders will require consulting services that are essential to the functionality of the respective licenses.

Product development. Chordiant has entered into several product co-development arrangements with its customers. These projects relate to software products that were in various stages of development prior to the consummation of the individual arrangements. Upon the completion of the software, the Company intends to license these products to other customers. All revenue relating to these arrangements will be deferred until the delivery of the final products, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. The accounting for these transactions differs from the percentage of completion method, as expenses are recognized in the period incurred and no revenue is recognized until the final product is delivered. As of December 31, 2006, revenue aggregating approximately $2.6 million associated with these arrangements had been deferred. We expect that research and development costs will increase as the volume of co-development activities increase.

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 94% and 95% for the three months ended December 31, 2006 and 2005, respectively. The 1% decrease is primarily a function of the fixed periodic amortization costs associated with capitalized software costs being divided by a smaller license amount quarter-over-quarter. We expect license gross margin on current products to range from 94% to 96% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products. The banking product that was completed during the year ended September 30, 2005 has higher royalties than other products.

Gross margins on service revenues were 53% and 52% for the three months ended December 31, 2006 and 2005, respectively. The increase in gross margins for the three months period ending December 31, 2006 is primarily due to improved consulting services utilization rates and increased support and maintenance revenue. We expect that gross margins on service revenues to range between 50% and 54% in the foreseeable future. Margins are also negatively impacted during, and immediately following, periods in which service department headcounts increase, as resources are not immediately billable.

Service revenues. Service revenues as a percentage of total revenues were 69% and 60% for the three months ended December 31, 2006 and 2005, respectively. We expect that service revenues will represent between 55% and 65% of our total revenues in the foreseeable future.

Revenues from international customers versus North America revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended December 31, 2006 and 2005, international revenues were $9.7 million, or approximately 42% and 43% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. International revenues were favorably impacted for the fiscal quarter ended December 31, 2006, as compared to fiscal quarter ended December

31, 2005, as both the British Pound and the Euro increased in average value by approximately 10% and 8%, respectively, as compared to the U.S. Dollar.

For the three months ended December 31, 2006 and 2005, North America revenues were $13.2 million and $12.8 million, or approximately 58% and 57% of our total revenues, respectively. We believe North America revenues will continue to represent the majority of our total revenues in the foreseeable future.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. Significant professional services are included in general and administrative costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. For the three months ended December 31, 2006 and 2005, these costs were $0.2 million and $0.5 million, respectively. While these costs are expected to decline as compared to the costs incurred for the year ended September 30, 2006, the level and timing of the decline is uncertain.

Costs related to stock option investigation. Significant professional services are included in general and administrative costs associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 2007. This issue is more fully described in the Note 2 of the Consolidated Financial Statements in our 2006 Form 10-K. For the quarter ended December 31, 2006, these costs were $1.0 million. We have incurred additional costs through the quarter ended March 2007.

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

The restructuring plan included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our France office. A majority of the positions eliminated were in Europe. The plan was committed to on October 24, 2006, and we began notifying employees on October 25, 2006.

For the three months ended December 31, 2006, we recorded a pre-tax cash restructuring charge of $6.5 million. The charge is composed of $1.7 million for severance costs and $4.8 million for exiting excess facilities. The facilities are subject to operating leases expiring through 2010. The Company anticipates that approximately $5.4 million of the charge will result in cash expenditures. $1.1 million of the charge is associated with non-cash charges for the write-off of leasehold improvements and the reversal of favorable purchase price adjustment related to the France office lease. As of December 31, 2006, $1.0 million of the severance and benefits charge had been paid. The remaining $0.7 million of severance and benefits charge is expected to be paid through September 2007 and the remaining $3.7 million of facilities charges will be paid over the remaining term of the facility leases.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of stock-based compensation, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies, vendor specific objective evidence (“VSOE”) of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, we retain the intellectual property being developed, and intend to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under SFAS 86 and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

Revenue from subscription or term license agreements, which include software and rights to unspecified future products or maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products or maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to three years.

Our training and consulting services revenues are recognized as such services are performed on an hourly or daily basis for time and material contracts. For consulting services arrangements with a fixed fee, we recognize revenue on a percentage-of-completion method.

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

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that the collection of a fee is not probable, we recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash. If a transaction includes extended payment terms, we recognized revenue as the payments become due and payable.

Allowance for doubtful accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $41.0 million with an allowance for doubtful accounts of $0.2 million as of December 31, 2006. Our gross accounts receivable balance was $19.1 million with an allowance for doubtful accounts of $0.1 million as of September 30, 2006. During the quarter ending December 31, 2006, a significant customer transaction was completed for $20.0 million, which remained uncollected at the end of the quarter. This transaction is primarily responsible for the increase in the receivable balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debts have not been material and have been within management’s expectations.

Stock-based compensation expense. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R) on October 1, 2005, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. Under SFAS 123(R), the determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.

With the adoption of SFAS 123(R) on October 1, 2005, we used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimates of fair values and meet the fair value objectives of SFAS 123(R).

In connection with the Company’s restatement of its Condensed Consolidated Financial Statements, the Company has applied judgment related to revised measurement dates for prior options grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of December 31, 2006, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carry forwards and foreign tax credits. Deferred tax assets have been fully reserved for in all periods presented.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. To date, we have not identified any triggering events noted above.

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

Step 2—We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess. We determined that we have one reporting unit. We completed a goodwill impairment review for the period ending September 30, 2006 and performed Step 1 of the goodwill impairment analysis required by SFAS 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2006 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring costs. . During the quarter ending December 31, 2006, and in prior fiscal years 2005, 2003, and the nine month period ended September 30, 2004, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At December 31, 2006, approximately $34.7 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

	Three Months Ended December 31,
	2006		2005
			(restated)(1)
Statements of Operations Data:
Revenues:
License	$7,162	31%	$9,126	40%
Service	15,777	69	13,432	60
Total revenue	22,939	100	22,558	100
Cost of revenue:
License	454	2	443	2
Service	7,466	33	6,385	28
Amortization of intangible assets	303	1	303	1
Total cost of revenue	8,223	36	7,131	31
Gross profit	14,716	64	15,427	69
Operating expenses:
Sales and marketing	7,264	32	8,140	36
Research and development	6,296	27	4,517	20
General and administrative	5,611	25	4,719	21
Restructuring expense	6,472	28	—	—
Total operating expense	25,643	112	17,376	77
Loss from operations	(10,927)	(48)	(1,949)	(8)
Interest income, net	304	1	199	1
Other income (expense), net	(15)	(—)	118	—
Loss before income taxes	(10,638)	(47)	(1,632)	(7)
Provision for income taxes	111	—	121	1
Net loss	$(10,749)	(47)%	$(1,753)	(8)%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Comparison of the Three Months Ended December 31, 2006 and 2005 (Unaudited)

Revenues

Total revenues increased $0.4 million, or 2%, to $22.9 million for the three months ended December 31, 2006 compared to $22.6 million for the three months ended December 31, 2005. This increase was primarily due to a 17% increase in service revenue offset by a 22% decrease in license revenue.

The following summarizes the components of our total revenues:

License Revenue

The following table sets fourth our license revenue by product emphasis for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
License:	2006	2005	Change	%
Enterprise solutions	$3,545	$4,357	$(812)	(19)%
Marketing solutions	989	3,519	(2,530)	(72)
Decision management solutions	2,628	1,250	1,378	110
Total license revenue	$7,162	$9,126	$(1,964)	(22)%

Total license revenue decreased by $2.0 million from the three months ended December 31, 2005 to the three months ended December 31, 2006. The increase or decrease of total revenue and revenue occurring within the three different product emphases is dependent on the timing of when transactions are completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is recognized under percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. Due to several large customer orders signed during the quarters ended September 30, 2006 and December 31, 2006 a significant portion of our near term license revenues are expected to be recognized under the percentage-of-completion method of accounting. These orders will require consulting services that are essential to functionality of the respective licenses.

Included in the license revenue for the three months ended December 31, 2006 is the third in a series of term licenses sold to the same customer in the amount of $1.3 million. The first term license was sold in the period ending March 31, 2006 and after its expiration a second term license was sold in the period ending June 30, 2006. After the expiration of the second term license, the third term license was sold in October 2006. The three term licenses totaled $8.8 million and are non-cancelable, non-refundable and provided on an unsupported basis; accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements. These term licenses were negotiated with the customer as single, discrete arrangements for purposes of evaluating and testing the software.

After the conclusion of the third license term, the customer concluded its evaluation of the product and purchased perpetual licenses for existing product and a future product that is expected to be delivered and reach general availability release in the quarter ending June 2007. Accordingly, we will not begin to recognize revenue, including the related services and support revenue associated with the perpetual licenses, until the future product is delivered to the customer. Costs related to any deferred consulting revenue will also be deferred. At the time of delivery of the future product, we will recognize any deferred consulting costs and revenues and begin to recognize license revenue on the perpetual licenses on a percentage-of-completion basis due to the essential services required for the functionality of the software.

Service Revenue

Service revenues are primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, and certain reimbursable out-of-pocket expenses. The following table sets forth our service revenue by product emphasis for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
Service:	2006	2005	Change	%
Enterprise solutions	$12,199	$9,823	$2,376	24%
Marketing solutions	2,605	3,093	(488)	16
Decision management solutions	973	516	457	89
Total service revenue	$15,777	$13,432	$2,345	17%

Total service revenue, which includes reimbursement of out-of-pocket expenses, increased 17% for the quarter ended December 31, 2006 compared to December 31, 2005. The $2.3 million increase is primarily related to increases of $1.5 million in support and maintenance revenue, $0.9 million in consulting revenue, $0.3 million in reimbursement of out-of-pocket expense revenue, offset by a decrease of $0.4 million in training revenue.

Reimbursement of out-of-pocket expenses (which are included in total service revenues) increased 47% to $1.0 million for the three months ended December 31, 2006 compared to $0.7 million for the three months ended December 31, 2005. This increase is primarily driven by the increase in consulting service activity.

The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized.

Cost of revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million. Amortization of these costs is expected through 2008. The following table sets forth our cost of license revenues for the three ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
Cost of license revenue	$454	$443	$11	2%
Percentage of total revenue	2%	2%

These costs resulted in license gross margins of approximately 94% and 95% for the quarters ended December 31, 2006 and 2005, respectively. The 2% decrease is primarily a function of the fixed capitalized software cost amortization for the two comparative periods being divided by a smaller license amount quarter-over-quarter.

Service

Cost of service revenue consists primarily of personnel and related costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, post-contract customer support services. The following table sets forth our cost of service revenue for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
		(restated)(1)
Cost of service revenue	$7,466	$6,385	$1,081	17%
Percentage of total revenue	33%	28%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Cost of service revenue increased by 17% from the three months ended December 31, 2005 to the three months ended December 31, 2006. This change is primarily due to a $0.5 million increase in personnel and associated costs related to an increase in headcount and a $0.4 million increase in travel expenses associated with an increase in consulting revenue activity. The 17% increase from period to comparable period is consistent with the 17% increase in service revenue.

During the quarter ended December 31, 2006, we completed a sales transaction involving licenses and essential consulting services to the functionality of the licenses. The licenses include a product to be delivered to the customer in the future. Due to this undelivered license element and the consulting services being essential to the functionality of the licenses, all license revenue, consulting revenue and consulting costs will be deferred until the delivery of the final license element occurs.

Amortization of intangible assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and tradenames resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
Amortization of intangible assets	$303	$303	$—	—%
Percentage of total revenues	1%	1%

We expect amortization expense for intangible assets to be $0.3 million for each of the three remaining quarters in fiscal year 2007 and $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.6 million in fiscal year 2010.

Operating expenses

Sales and marketing

Sales and marketing expense is composed primarily of costs associated with promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
		(restated)(1)
Sales and marketing expense	$7,264	$8,140	$(876)	(11)%
Percentage of total revenues	32%	36%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Sales and marketing expense decreased by 11% from the three months ended December 31, 2005 to the three months ended December 31, 2006, primarily due to a $0.9 million decreases in personnel and related expenses. Personnel costs decreased as the result of the average headcount decreasing 19% between the comparative periods.

Research and development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
		(restated)(1)
Research and development expense	$6,296	$4,517	$1,779	39%
Percentage of total revenues	27%	20%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Research and development expense increased by 39% from the three months ended December31, 2005 to the three months ended December 31, 2006. The increase of $1.8 million is primarily related to increases of $0.8 million for outsourced research and development expenses, $0.5 million in personnel and related expenses, and $0.4 million in facilities and information technology related costs. The increase in personnel costs was driven by a 21% increase in average headcount for the comparative periods.

General and administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
		(restated)(1)
General and administrative expense	$5,611	$4,719	$892	19%
Percentage of total revenues	25%	21%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

General and administrative expense increased by 19% from the three months ended December 2005 to the three months ended December 31, 2006, primarily due to increases of $1.1 million associated with the stock option investigation, $1.0 million in personnel and related expenses associated with a 14% increase in average headcount. These increases were offset by decreases of $0.7 million in costs for SOX and other finance consultants that were replaced with full time employees, $0.2 million in facilities and information technology costs and $0.2 million in travel costs.

Restructuring expense

In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe.

For the three months ended December 31, 2006, we recorded a pre-tax cash restructuring charge of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The charge was composed of $1.7 million for severance costs and $4.8 million for exiting excess facilities. The facilities are subject to operating leases expiring through 2010. The Company anticipates that approximately $5.4 million of the charge will result in cash expenditures. As of December 31, 2006, $1.0 million of the severance and benefits charge had been paid. The remaining $0.7 million of severance and benefits charge is expected to be paid through September 2007 and the remaining $3.7 million of facilities charges will be paid over the remaining term of the facility leases.

Stock-based compensation (included in individual operating expense and cost of revenue categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,
	2006	2005
		(restated)(1)
Cost of revenues - service	$107	$26

Sales and marketing	329	722
Research and development	93	59
General and administrative	447	293
Total operating expense	869	1,074
Total stock-based compensation expense	$976	$1,100

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

For the three months ended December 31, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.0 million and primarily related to $0.8 million associated with employee stock options and $0.2 million associated with restricted stock awards. For the three months ended December 31, 2005, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.1 million and primarily related to $0.4 million associated with employee stock options and $0.7 million associated with restricted stock awards.

Interest income, net

Interest income, net, consists primarily of interest income generated from our cash and cash equivalents offset by interest expense incurred in connection with capital equipment leases. The following table sets forth our interest income, net for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
Interest income, net	$304	$199	$105	53%
Percentage of total revenues	1%	1%

Interest income, net increased by 53% from the three months ended December 31, 2005 to the three months ended December 31, 2006, respectively, primarily due to an increase in interest rates and a higher average cash and cash equivalent balance in our interest-bearing accounts during the comparative period.

Other income (expense), net

These gains and losses are primarily associated with foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets forth our other income (expense), net for the three months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended December 31,
	2006	2005	Change	%
Other income (expense), net	$(15)	$118	$(133)	(113)%
Percentage of total revenues	—%	—%

Other income (expense) decreased by 113% from the three months ended December 31, 2005 to the three months ended December 31, 2006, respectively, primarily due to a higher transaction loss associated with our foreign intercompany balances. This loss is related to the weakening of the U.S. dollar against the Euro and the United Kingdom Pound Sterling during the period.

Provision for income taxes

Our provision for income taxes was $0.2 million and $0.1 million for the three months ended December 31, 2006 and 2005, respectively. These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries and certain state taxes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. Our cash, cash equivalents, restricted cash and long-term restricted cash are principally held in operating accounts, money market accounts and certificates of deposit and totaled $48.0 million and $42.3 million at December 31, 2006 and December 31, 2005, respectively, an increase of $5.7 million, or 13%.

Operating activities

Cash provided by operating activities was $2.4 million during the three months ended December 31, 2006, which consisted primarily of our net loss of $10.7 million adjusted for non-cash items (primarily depreciation, amortization, provision for doubtful accounts, loss on disposal of assets, other non-cash charges and non-cash stock-based compensation expense) aggregating approximately $2.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $10.2 million. This net cash inflow was primarily related to the timing of payments for vendor invoices and other accrued liabilities and an increase in deferred revenues of $31.7 million. The increase in deferred revenues is the result of two large sales transactions totaling $34 million that were completed during the period for which revenue is not expected to be recognized until subsequent periods. This increase corresponds with an increase in accounts receivable of $22.7 million primarily related to sales transactions that closed at the end of the quarter not allowing sufficient time within the quarter to collect the cash. During January 2007, $28.3 million of cash was collected that was related to the outstanding current receivable balance of $40.8 million at December 31, 2006.

Cash provided by operating activities was $1.5 million during the three months ended December 31, 2005, which consisted primarily of our net loss of $1.8 million adjusted for non-cash items (primarily depreciation, amortization, and non-cash stock-based compensation expense) aggregating approximately $1.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $1.4 million. This net cash inflow was primarily caused by increases of $2.5 million in accrued expenses and $1.5 million of deferred revenue, offset by $1.3 million of additions to prepaid expenses and other current assets.

Investing activities

Cash used for investing activities was $1.1 million during the three months ended December 31, 2006. This use of cash was primarily for purchases of property and equipment associated with the closure of the old European headquarters office and the opening of the new smaller European headquarters office during the period.

Cash provided by investing activities was $1.4 million during the three months ended December 31, 2005. This cash was primarily derived from proceeds from the release of restricted cash of $1.5 million, offset by purchases of equipment and software of $0.1 million

Financing activities

Cash provided by financing activities was $0.2 million and $0.5 million during the three months ended December 31, 2006 and 2005, respectively. These increases were primarily related to proceeds from stock option exercises of $0.2 million and $0.5 million for three months ended December 31, 2006 and 2005, respectively. Proceeds from stock option exercises declined in 2006 as the Company was delinquent in its SEC filings. As of February 9, 2007, the Company was current in its filings and option holders are able to exercise.

Revolving line of credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, and (iii) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of the date of this Quarterly Report on Form 10-Q, the Company is current with its SEC regulatory filings.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of December 31, 2006, we had utilized $1.0 million of the standby commercial letter of credit limit of which $0.5 million serves as collateral for computer equipment leases for Ness (see Note 7 to the Condensed Consolidated Financial Statements). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of December 31, 2006, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of December 31, 2006, there was no outstanding balance on our revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

Contractual obligations and off balance sheet arrangements

We have entered into an agreement with Ness, effective December 15, 2003, wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for an additional one year term. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India Ltd. has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have issued a standby letter of credit in the amount of $0.5 million in guarantee of Ness Technologies India, Ltd.’s financial commitments under the lease. Management believes that the likelihood of the performance of the guarantee being called is remote.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels. Property and equipment purchases during the quarter ended December 31, 2006 relate to the relocation of our European headquarters.

Future payments due under lease obligations as of December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal year ended September 30:
2007 (remaining nine months)	$40	$3,664
2008	—	4,065
2009	—	3,324
2010	—	3,096
2011	—	1,535
Thereafter	—	1,209
Total minimum payments	$40	$16,893

Our existing cash and cash equivalents balances may decline during the remainder of fiscal year 2006. However, we believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens, the decline in cash, cash equivalents and marketable securities balances may be greater than presently anticipated.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 9. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agree to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of December 31, 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2006 (in thousands):

	December 31, 2006	September 30, 2006
Restricted cash in short-term investments	$162	$162
Average interest rates	2.96%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts and short-term certificates of deposit. We invest our excess cash in money market accounts and certificates-of-deposit with less than one year of maturity.

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 42% of total revenues for the three months ended December 31, 2006. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At December 31, 2006, approximately $34.7 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 31, 2006 were not effective.

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

Material Weaknesses Reported for the Year ended September 30, 2006

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC, the following material weaknesses existed as of September 30, 2006:

Control activities relating to stock option grants:

In connection with the restatement discussed in Note 2 - “Restatement relating to stock-based compensation” in the Notes to Condensed Consolidated Financial Statements, we recorded $8.3 million of additional pre-tax non-cash stock based compensation expense and associated withholding tax exposure related to stock option grants that occurred in the fiscal periods 2000 thru 2006. The Company did not maintain effective control over the granting of stock options and its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect. Our current management has determined that a majority of the control deficiency relates to the finalization of granting stock options. This control deficiency resulted in adjustments to the Company’s fiscal year 2006 annual and interim financial statements. Further, this control deficiency could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Control activities relating to the training of the sales force and the communication of issues impacting revenue recognition to the finance department

In conjunction with a license transaction consummated during the year ended September 30, 2006, management became aware of a verbal agreement relating to the provision of professional services that was communicated to a customer via a member of the sales organization. The financial statement impact of this verbal arrangement was determined to be not material to the financial statements at September 30, 2006 and was deemed to be isolated in nature; however, it indicated a need to improve the level of training that the sales staff should receive to ensure that the sales staff fully understand that verbal arrangements intended to be binding contractual obligations are strictly prohibited by Company policy and that any contract addendums should be communicated to the finance department. As a result, the Company determined that it did not maintain effective control over the training of the sales force and the communication of issues impacting revenue recognition to the finance department. This control deficiency did not result in adjustments to the Company’s fiscal year 2006 annual or interim financial statements. However, this control deficiency could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Other than the corrective actions noted above, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to stock option grants and the training of our sales team, on an ongoing basis and will take further action, as appropriate. While none of the material weaknesses has been fully remediated, management believes significant progress has been made to do so.

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

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain of certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007.  The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options.  The Company's response to the complaint is due on February 28, 2007.

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

Item 1A.
RISK FACTORS

The Company has marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2006.

The matters relating to the Audit Committee of the Board’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have required us to incur substantial expenses, have resulted in litigation, and may result in additional litigation and future government enforcement actions.

On July 24, 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through June 2006. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3 “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements in the Form 10-K, the Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in the 2006 Annual Report on Form 10-K.

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

In March 2005, we concluded that our interim financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2004 should no longer be relied upon because of various errors in such financial statements. We restated those financial statements, which were reported in our 2004 Transition Report on Form 10-K/T filed with the SEC on March 29, 2005. Additionally, in the course of preparing our 2005 financial results for the year ended September 30, 2005, the Company and its independent registered public accounting firm, BDO Seidman, LLP, identified certain errors in the Company’s 2005 interim financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 and management concluded that as a result of these errors, the Company should restate the Company’s interim financial statements for these quarters. These errors are more fully described in Note 19 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on December 9, 2005. On November 26, 2006, the Board of Directors, upon the recommendation of the Audit Committee and management concluded that Chordiant would restate its historical financial statements for the years ended December 31, 2001, 2002 and 2003, the nine-month period ended September 30, 2004, the fiscal year ended September 30, 2005, and the quarters ended December 31, 2005 and March 31, 2006. These errors are more fully described in Note 3 to the Consolidated Financial Statements contained in the 2006 Annual Report on Form 10-K.

Section 408 of the Sarbanes-Oxley Act of 2002 (SOX) requires that the SEC review a public company’s filings no less frequently than once every three years. The SEC’s staff in the Division of Corporation Finance in Washington D.C. has reviewed the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 and has commented on the annual report to which the Company has provided written responses. The SEC may begin an investigation or we may be subject to private litigation, which could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an SEC investigation or civil litigation, we could be required to pay penalties or damages or have other remedies imposed upon us. In addition, we could become the target of expensive securities litigation related to other matters in the future. Any SEC investigation or litigation could adversely affect our business, results of operations, financial position or cash flows.

* Historically, we have not been profitable and we may continue to incur losses, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $10.6 million and $1.8 million for the quarters ended December 31, 2006 and 2005, respectively. As of September 30, 2006, we had an accumulated deficit of $243.5 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the quarter ended December 31, 2006, Citicorp Credit Services, Inc., IBM, and Lloyds TSB Bank plc, accounted for 13%, 11%, and 10% of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the quarter ended December 31, 2006, international revenues were $9.7 million or approximately 42% of our total revenues. While North American revenues have increased recently as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

• Difficulties in hiring qualified local personnel;

• Seasonal fluctuations in customer orders;

• Longer accounts receivable collection cycles;

• Expenses associated with licensing products and servicing customers in foreign markets;

• Economic downturns and political uncertainty in international economies; and

• Expectations of European economic growth that is lower than for the U.S.

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

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 42% of our total sales for the quarter ended December 31, 2006. Our international sales comprised 43% of our total sales for the quarter ended December 31, 2005. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the quarter ended December 31, 2006, we had an unrealized foreign currency translation gain of approximately $0.5 million.

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

In addition, recent continuing consolidation in the software industry during 2006 may indicate that we will face new competitors in the future. Within the year Oracle completed an acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India. In 2005 Oracle had purchased a 43% stake in the company. Also in 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Siebel Systems, Inc. was a competitor of ours. While we do not believe that either i-flex Solutions, Portal Software, DWL or Webify have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

If we are not successful in implementing effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 9A. Controls and Procedures” in the 2006 Annual Report on Form 10-K.

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of December 31, 2006, we use the services of approximately 134 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. For the quarter ended December 31, 2006, we recorded $1.0 million of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

Sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 85 % and 90 % of our total revenues for the quarters ended December 31, 2006 and 2005, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 69% and 60% of our total revenues for the quarters ended December 31, 2006 and 2005, respectively. Gross margin on service revenues was 53% and 52% for the quarters ended December 31, 2006 and 2005, respectively. License revenues comprised 31% and 40% of our total revenues for the quarters ended December 31, 2006 and 2005, respectively. Gross margins on license revenues were 94% and 95% for the quarters ended December 31, 2006 and 2005, respectively.

As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we expect to expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

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

Although we attempt to use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions. At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. The application of the percentage-of-completion method of accounting is complex and involves judgments and estimates, which may change significantly based on customer requirements. This complexity combined with changing customer requirements could result in delays in the proper determination of our percentage of completion estimates and revenue not being recognized as we expect.

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

Historically, a high percentage of license revenues have been accounted for on the percentage-of-completion method of accounting or recognized as revenue upon the delivery of product. If we were to modify future contracts with customers, or to enter into new types of transactions accounted for on a subscription or term basis, revenues might be recognized over a longer period of time. The impact of this change would make revenue recognition more predictable over the long term, but it might also result in a short term reduction of revenue as the new transactions took effect.

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

CHORDIANT SOFTWARE, INC

By:	/s/ PETER S. NORMAN
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: February 14, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.1
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation (filed as exhibit 10.46 to Chordiant’s Annual Report on Form 10-K filed on February 9, 2007 and incorporated herein by reference).

10.2*
Separation Agreement dated November 30, 2006, by and between Chordiant Software, Inc. and Samuel Spadafora (filed as Exhibit 99.2 to Chordiant’s Current Report on Form 8-K filed on November 30, 2006 and incorporated herein by reference).

10.3+
License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA) (filed as exhibit 10.51 to Chordiant’s Annual Report on Form 10-K filed on February 9, 2007 and incorporated herein by reference).

10.4
Amendment No. 1 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA) (filed as exhibit 10.52 to Chordiant’s Annual Report on Form 10-K filed on February 9, 2007 and incorporated herein by reference).

10.5
Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH (filed as exhibit 10.53 to Chordiant’s Annual Report on Form 10-K filed on February 9, 2007 and incorporated herein by reference).

10.6
Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse (filed as exhibit 10.54 to Chordiant’s Annual Report on Form 10-K filed on February 9, 2007 and incorporated herein by reference).

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