Form 10-K/A
period 2006-09-30
CHORDIANT SOFTWARE INC
filed 2007-04-30
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No.1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter: $338,921,145.

As of March 31, 2007, there were 32,746,004 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 9, 2007, solely for the purpose of filing certain exhibits which we inadvertently omitted from that filing and which are set forth above under the caption "documents incorporated by reference":

10.55*
Change of Control Agreement dated November 1, 2005, by and between Chordiant Software, Inc. and Peter Norman. (filed as Exhibit 10.1 to Chordiant’s Quarterly Report on Form 10-Q filed on April 30, 2007 and incorporated herein by reference)

10.56*
Change of Control Agreement dated November 11, 2005 by and between Chordiant Software, Inc. and James St. Jean. (filed as Exhibit 10.2 to Chordiant’s Quarterly Report on Form 10-Q filed on April 30, 2007 and incorporated herein by reference)

10.57*
Change of Control Agreement dated May 26, 2006 by and between Chordiant Software, Inc. and Frank Florence. (filed as Exhibit 10.1 to Chordiant’s Quarterly Report on Form 10-Q filed on April 30, 2007 and incorporated herein by reference)

10.58*
Change of Control Agreement dated April 13, 2007 by and between Chordiant Software, Inc. and PK Karnik. (filed as Exhibit 10.1 to Chordiant’s Quarterly Report on Form 10-Q filed on April 30, 2007 and incorporated herein by reference)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on April 30, 2007.

CHORDIANT SOFTWARE, INC

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel Chairman, President, and CEO