Form 10-Q
period 2007-03-31
CHORDIANT SOFTWARE INC
filed 2007-04-30
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2007	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$71,321	$45,278
Restricted cash	51	185
Accounts receivable, net, including $255 and $142 due from related parties at March 31, 2007 and September 30, 2006, respectively	26,711	19,025
Prepaid expenses and other current assets	9,549	5,210
Total current assets	107,632	69,698
Restricted cash—long-term	303	334
Property and equipment, net	2,790	2,630
Goodwill	32,044	32,044
Intangible assets, net	3,331	3,937
Other assets	3,184	2,860
Total assets	$149,284	$111,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including nil and $132 due to related parties at March 31, 2007 and September 30, 2006, respectively	$7,204	$7,665
Accrued expenses	16,605	15,706
Deferred revenue, including related party balances of $244 and $112 at March 31, 2007 and September 30, 2006, respectively	48,861	23,909
Current portion of capital lease obligations	—	95
Total current liabilities	72,670	47,375
Deferred revenue—long-term	15,966	5,596
Restructuring costs, net of current portion	3,310	1,239
Other long-term liabilities	320	68
Total liabilities	92,266	54,278
Commitments and contingencies (Notes 6, 7 and 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at March 31, 2007 and September 30, 2006	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 32,746 and 32,030 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	33	32
Additional paid-in capital	291,475	286,440
Accumulated deficit	(238,717)	(232,943)
Accumulated other comprehensive income	4,227	3,696
Total stockholders’ equity	57,018	57,225
Total liabilities and stockholders’ equity	$149,284	$111,503

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		(restated) (1)		(restated) (1)
Revenues:
License	$18,882	$13,206	$26,044	$22,332
Service, including related party items aggregating $40 and $471 for the three months ended March 31, 2007 and 2006, respectively, and $103 and $1,066 for the six months ended March 31, 2007 and 2006, respectively	13,883	13,067	29,660	26,499
Total revenues	32,765	26,273	55,704	48,831
Cost of revenues:
License	583	518	1,037	961
Service, including related party items aggregating nil and $74 for the three months ended March 31, 2007 and 2006 and nil and $74 for the six months ended March 31, 2007 and 2006, respectively	5,622	7,867	13,088	14,252
Amortization of intangible assets	303	303	606	606
Total cost of revenues	6,508	8,688	14,731	15,819
Gross profit	26,257	17,585	40,973	33,012
Operating expenses:
Sales and marketing	8,314	8,761	15,578	16,901
Research and development	7,296	5,862	13,592	10,379
General and administrative	5,295	5,244	10,906	9,963
Restructuring expense	255	—	6,727	—
Total operating expenses	21,160	19,867	46,803	37,243
Income (loss) from operations	5,097	(2,282)	(5,830)	(4,231)
Interest income, net	492	281	796	480
Other income (expense), net	180	(31)	165	87
Income (loss) before income taxes	5,769	(2,032)	(4,869)	(3,664)
Provision for income taxes	794	170	905	291
Net income (loss)	$4,975	$(2,202)	$(5,774)	$(3,955)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	79	226	531	(67)
Comprehensive income (loss)	$5,054	$(1,976)	$(5,243)	$(4,022)

Net income (loss) per share:
Basic	$0.15	$(0.07)	$(0.18)	$(0.13)
Diluted	$0.15	$(0.07)	$(0.18)	$(0.13)

Weighted average shares used in computing net income (loss) per share:
Basic	32,153	30,891	31,939	30,810
Diluted	33,216	30,891	31,939	30,810

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
		(restated) (1)
Cash flows from operating activities:
Net loss	$(5,774)	$(3,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	724	569
Amortization of intangibles and capitalized software	1,056	1,055
Non-cash stock-based compensation expense	1,869	2,236
Provision for doubtful accounts and sales returns	78	79
Loss on disposal of assets	663	—
Other non-cash charges	445	—
Changes in assets and liabilities:
Accounts receivable	(9,331)	2,395
Prepaid expenses and other current assets	(4,357)	(714)
Other assets	780	11
Accounts payable	(539)	29
Accrued expenses	2,992	1,729
Deferred revenue	34,864	(367)
Net cash provided by operating activities	23,470	3,067
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(1,506)	(544)
Proceeds from release of restricted cash	167	1,483
Net cash provided by (used for) investing activities	(1,339)	939
Cash flows from financing activities:
Proceeds from exercise of stock options	3,235	982
Payment on capital leases	(96)	(104)
Net cash provided by financing activities	3,139	878
Effect of exchange rate changes	773	(143)
Net increase in cash and cash equivalents	26,043	4,741
Cash and cash equivalents at beginning of period	45,278	38,546
Cash and cash equivalents at end of period	$71,321	$43,287

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On December 13, 2006, Chordiant’s Board of Directors approved a reverse two and a half to one stock split. On February 15, 2007 at a special meeting, stockholders approved the reverse stock split such that each outstanding two and one half (2.5) shares of common stock were combined into and became one (1) share of common stock. The reverse stock split was effective February 20, 2007. All shares and per share amounts in these Condensed Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Restatement Relating to Stock-Based Compensation

The financial information for the three and six months ended March 31, 2006 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2006. The Company’s decision to restate the Consolidated Financial Statements was based on facts obtained by Chordiant management and the results of an independent review into our stock option accounting that was conducted by the Audit Committee of the Board of Directors. Identified errors related to the determination of the measurement dates for grants of options where the price of the Company’s stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. The restatement is further discussed in the Explanatory Note preceding Part 1, Item 1 and in Note 3 of the Consolidated Financial Statements in the Company’s 2006 Form 10-K filed with the SEC.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On an on-going basis, the Company evaluates the estimates, including those related to the allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, certain variables associated with the valuation of stock-based compensation, restructuring costs, contingencies, vendor specific objective evidence (VSOE) of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For arrangements with multiple elements, the Company recognizes revenue for services and post-contract customer support based upon VSOE of fair value of the respective elements. VSOE of fair value for the services element is based upon the standard hourly rates charged for the services when such services are sold separately. The VSOE of fair value for annual post-contract customer support is generally established with the contractual future renewal rates included in the contracts when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, revenue is recognized upon the establishment of VSOE for that element or when the element is delivered.

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement require significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization services essential to the functionality of our products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

The percentage-of-completion method is applied when the Company has the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. The “go-live” date is defined as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When additional licenses are sold related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. Revenue from these arrangements are classified as license and service revenue based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when the Company is unable to obtain reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

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

Revenue for post-contract customer support is recognized ratably over the support period which ranges from one to five years.

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

Restricted Cash

At March 31, 2007 and September 30, 2006, interest-bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain facility and equipment lease obligations. The decrease of less than $0.2 million in restricted cash during the six months ended March 31, 2007, resulted from a decrease in letters of credit requirement amounts associated with two of the Company’s office leases.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, and certificates-of-deposit with maturities of less than one year. The Company has cash and cash equivalents with various high quality institutions domestically and internationally.

Our accounts receivable are derived from sales to customers located in North America and Europe. The Company performs ongoing credit evaluations of our customers’ financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts when deemed necessary. To date, bad debts have not been material and have been within management expectations.

The following table summarizes the revenues from customers and resellers that accounted for 10% or more of total revenues:

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
International Business Machines (“IBM”)	40%	*	28%	*
Lloyds TSB Bank plc	12%	*	11%	*
Sky Subscribers Services Limited	10%	*	*	*
Citicorp Credit Services, Inc.	*	20%	*	11%
Capital One Services, Inc.	*	17%	*	11%
ING Canada, Inc.	*	11%	*	11%

    * Represents less than 10% of total revenues.

As previously announced, the Company has agreed to license certain of its software to IBM’s customers. At March 31, 2007, Sky Subscribers Services Limited and Lloyds TSB Bank plc accounted for 23% and 14%, of our accounts receivable, respectively. At September 30, 2006, IBM and Cash America International accounted for 26% and 14% of our accounts receivable, respectively.

Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are accounted for under SFAS 86 and are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. Technological feasibility of the product is determined after the completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers are capitalized and amortized over the estimated product life.

When technological feasibility is established through the completion of a working model, the period of time between achieving technological feasibility and the general release of new product is generally short and software development costs qualifying for capitalization have historically been insignificant.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.3 million associated with this product have been capitalized and included in Other Assets as of March 31, 2007 and September 30, 2006. This product has not been completed as of March 31, 2007; accordingly, the costs capitalized have not been amortized.

During the quarter ended September 30, 2005, the Company began amortizing capitalized software costs associated with a banking product that had been capitalized. The capitalized costs of $2.7 million are included in Other Assets and are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. Accumulated amortization for this product is $1.5 million as of March 31, 2007 and $1.0 million as of September 30, 2006. For the three and six months ended March 31, 2007 and 2006, amortization expense, included in cost of revenue for licenses related to this product was $0.2 million and $0.4 million, respectively.

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

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, uncertainty surrounding future taxable income and the fact that the market in which the Company competes is competitive and characterized by rapidly changing technology, it is believed that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At March 31, 2007, the Company had approximately $161.1 million and $10.2 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $37.5 million in the United Kingdom.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under U.S. tax rules, Section 382 of the Internal Revenue Code (IRC), as amended, certain limitations are imposed on the use of net operating losses following certain defined changes in ownership. The Company performed an analysis of it’s historical ownership changes and concluded that four such changes have occurred since inception. As a result of the IRC Section 382 study, approximately $2.7 million of the $161.1 million of net operating loss carryforwards at March 31, 2007 will expire unutilized.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income, if any.

The provision for income taxes for the three and six months ended March 31, 2007 includes a $0.5 million withholding tax payment related to a sales transaction that occurred in Turkey during the March 2007 quarter.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the six months ended March 31, 2007 and the three and six months ended March 31, 2006.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		(restated)(1)		(restated)(1)
Net income (loss) available to common stockholders	$4,975	$(2,202)	$(5,774)	$(3,955)
Denominator:
Weighted average common stock outstanding	32,276	31,506	32,102	31,425
Common stock subject to repurchase	(123)	(615)	(163)	(615)
Denominator for basic calculation	32,153	30,891	31,939	30,810

Effect of dilutive potential common shares	984	— (2)	— (2)	— (2)
Effect of dilutive common stock subject to repurchase	79	— (2)	— (2)	— (2)
Denominator for diluted calculation	33,216	30,891	31,939	30,810
Net income (loss) per share - basic	$0.15	$(0.07)	$(0.18)	$(0.13)
Net income (loss) per share - diluted	$0.15	$(0.07)	$(0.18)	$(0.13)

    (1) - See the above paragraph “Restatement relating to stock-based compensation” included in this Note.
    (2) - Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the date indicated (in thousands)

	March 31, 2007	March 31, 2006

Warrants outstanding	—	665
Employee stock options	2,659	4,105
Restricted stock	—	615
	2,659	5,385

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects of implementing this new standard.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings; accordingly, the Company expects to adopt this standard in its fiscal year commencing October 1, 2007. The Company is currently evaluating the effects of implementing this new standard.

NOTE 3—BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2007	September 30, 2006
Accounts receivable, net:
Accounts receivable	$26,871	$19,108
Less: allowance for doubtful accounts	(160)	(83)
	$26,711	$19,025

Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Prepaid expense and other current assets:
Prepaid commissions and royalties	$4,854	$3,265
Other prepaid expenses and current assets	4,695	1,945
	$9,549	$5,210

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31, 2007	September 30, 2006
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$3,033	$3,313
Purchased internal-use software (useful lives of 3 years)	2,264	2,254
Furniture and equipment (useful lives of 3 to 7 years)	1,435	1,043
Computer equipment and software under capital leases (useful lives of 3 years)	549	549
Leasehold improvements (shorter of 7 years or the term of the lease)	1,996	2,729
	9,277	9,888
Accumulated depreciation and amortization	(6,487)	(7,258)
	$2,790	$2,630

Intangible Assets

Intangible assets, net consist of the following (in thousands):

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(4,420)	$2,484	$6,904	$(3,972)	$2,932
Customer list and trade-names	2,731	(1,884)	847	2,731	(1,726)	1,005
	$9,635	$(6,304)	$3,331	$9,635	$(5,698)	$3,937

All of our acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives of five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.6 million for each of the three and six months ended March 31, 2007 and 2006, respectively. The Company expects amortization expense on acquired intangible assets to be $0.6 million for the remainder of fiscal year 2007, $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Other assets:
Long-term accounts receivable	$996	$—
Other assets	2,188	2,860
	$3,184	$2,860

The long-term accounts receivable balance represents a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of March 31, 2007, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$7,637	$7,627
Accrued restructuring expenses, current portion (Note 4)	1,768	655
Accrued third party consulting fees	1,293	1,491
Accrued income, sales and other taxes	3,770	2,545
Accrued professional fees	575	1,630
Other accrued liabilities	1,562	1,758
	$16,605	$15,706

NOTE 4—RESTRUCTURING

Restructuring Costs

Through December 31, 2006, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” or previous guidance under Emerging Issues Task Force 94-3 (“EITF 94-3”).

Retroactive application of SFAS 146 to periods prior to January 1, 2003, was prohibited; accordingly, the accrual relating to facilities vacated prior to the effective date of SFAS 146 continues to be accounted for in accordance with the guidance of EITF 94-3. Accruals for facilities prior to 2003 do not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

For each of the periods presented herein, restructuring charges consist solely of:

• Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

• Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned office space under leases, the disposal of property and equipment including facility leasehold improvements, net of estimated sublease income and planned Company occupancy.

As of March 31, 2007, the total restructuring accrual of $5.1 million consisted of the following (in thousands):

	Current	Non-Current	Total

Severance and termination	$190	$—	$190
Excess facilities	1,578	3,310	4,888
Total	$1,768	$3,310	$5,078

As of March 31, 2007, and September 30, 2006, $1.8 million and $0.7 million, respectively, of the restructuring reserve is included in the accrued expenses line item on the balance sheet. The allocation between current portion and long term portion is based on the current lease agreements.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2007.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Lease Payments
2007 (remaining six months)	$987
2008	1,185
2009	993
2010	1,607
2011	116
Total	$4,888

Included in the future minimum lease payments schedule above is an offset of $1.0 million of contractually committed sublease rental income and an estimated offset of $1.7 million for expected sublease rental income. The Company has not yet identified a sublease tenant for the recently vacated United Kingdom facility.

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain-based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters in the United Kingdom and the closure of the France office. In connection with this action, the Company incurred a one-time restructuring charge of $6.5 million in the three months ended December 31, 2006 for severance and termination benefits, and excess facilities charged to restructuring expense in the Condensed Consolidated Statements of Operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense was net of estimated sublease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.6 million.

During the three months ended March 31, 2007, the Company incurred an additional charge of $0.3 million for employee severance costs associated with the closure of the France office. In March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period.

The following table summarizes the activity related to the fiscal year 2007 restructuring (in thousands):

	Severance and Benefits	Excess Facilities	Total
Reserve balance as of September 30, 2006	$—	$—	$—
Total charges	1,752	4,587	6,339
Non-cash	4	(1,085)	(1,081)
Cash paid	(1,646)	(338)	(1,984)
Reserve balance as of March 31, 2007	$110	$3,164	$3,274

Fiscal Year 2005 Restructuring

In May 2005, the Company appointed a task force to improve profitability and control expenses. The goal of the task force was to create a better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well adjust as the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. This work resulted in an approximate 10% reduction in the Company’s workforce, and affected employees were notified in July 2005. In connection with this action, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France.

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Benefits
Reserve balance as of September 30, 2006	$32
Total charges	46
Non-cash	2
Cash paid	—
Reserve balance as of March 31, 2007	$80

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

During the three months ended March 31, 2007, the Company entered into a new sublease for the last remaining facility lease associated with the 2002 restructuring. As a result of this sublease rental income being lower than previously estimated as part of the restructure facility reserve, the Company recorded an additional $0.3 million of restructure expense during the three months ended March 31, 2007. The sublease term is through the entire remaining term of the Company’s lease for the facility.

The following table summarizes the activity related to the restructuring for the six months ended March 31, 2007 (in thousands):

Excess Facilities
Reserve balance as of September 30, 2006	$1,862
Total charges	342
Non-cash	—
Cash paid	(480)
Reserve balance as of March 31, 2007	$1,724

NOTE 5—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation. Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, revenue from Infogain was $0.1 million for three and six months ended March 31, 2006. Cost of revenues for services provided to Infogain was $0.1 million for the three and six months ended March 31, 2006. Accounts receivable was less than $0.1 million as of September 30, 2006. Payments made to Infogain Corporation for the six months ended March 31, 2007 and 2006 was $0.1 million. Accounts payable balance at September 30, 2006 was $0.1 million.

Charles E. Hoffman, a director of the Company, is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, revenue from Covad was $0.1 million and $0.1 million for the three and six months ended March 31, 2007 and 2006, respectively. Accounts receivable from Covad was $0.3 million and $0.1 million as of March 31, 2007 and September 30, 2006, respectively. Deferred revenue from Covad was $0.3 million and $0.1 million as of March 31, 2007 and September 30, 2006, respectively.

Due to changes in director composition, certain other prior year related parties are now considered independent.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—BORROWINGS

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a liquidity ratio of at least 1.00 to 1.00 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of February 14, 2007, the Company was current with its SEC regulatory filings.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of March 31, 2007, the Company had utilized $0.9 million of the standby commercial letter of credit limit of which $0.5 million serves as collateral for computer equipment leases for Ness (see Note 7). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of March 31, 2007, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure our standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of March 31, 2007, there was no outstanding balance on our revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of March 31, 2007 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2007 (remaining six months)	$2,273	$(92)	$2,181
2008	4,056	(277)	3,779
2009	3,314	(283)	3,031
2010	3,085	(294)	2,791
2011	1,529	(85)	1,444
Thereafter	1,258	—	1,258
Total minimum payments	$15,515	$(1,031)	$14,484

During the three months ended March 31, 2007, the Company paid the final payments on its capital lease obligations. Operating lease payments in the table above include approximately $6.2 million for operating lease commitments for facilities that are included in restructuring charges. As of March 31, 2007, the Company has $1.0 million in sublease income contractually committed for future periods relating to facilities under operating leases. See Note 4, Restructuring Charges, for a further discussion.

In December 2006, the Company entered into a new office lease in the United Kingdom for a five year term with expected lease payments of $1.8 million over the life of the lease.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ness Technologies

The Company entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for an additional one year term. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. On June 16, 2004, March 15, 2005, January 30, 2006, and May 30, 2006, and September 11, 2006 the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.6 million at March 31, 2007. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 6). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has issued a standby letter of credit in the amount of $0.5 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 8. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

The Company has entered into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. The Company may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, the Company enters into standard indemnification agreements with our customers, whereby the Company indemnifies them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of March 31, 2007.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company warrants that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under our product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of March 31, 2007.

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

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In July 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the Court entered an order dismissing the Individuals from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court issued a decision denying the motion to dismiss against Chordiant and many of the other Issuers.

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. If an appropriate settlement cannot be finalized, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Company's response to the complaint is due on May 21, 2007.

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

NOTE 9—STOCK OPTION AND EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of March 31, 2007, there were approximately 1.2 million shares available for future grant and approximately 2.9 million options that were outstanding under the 2005 Plan. In January 2007, the Board amended the plan to increase the number of shares reserved for future issuance by 1.6 million shares. This amendment was approved by the stockholders at the 2007 annual meeting of stockholders’ held on April 24, 2007.

2000 Nonstatutory Equity Incentive Plan

As of March 31, 2007, there were approximately 0.5 million shares subject to outstanding stock option grants and approximately 0.2 million shares available for future grant (plus any shares that might be returned to the 2000 Plan in the future as a result of cancellations or expirations of granted options and the repurchase of unvested restricted stock and stock bonuses). In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan. This amendment was approved by the stockholders at the 2007 annual meeting of stockholders’ held on April 24, 2007.

1999 Non-Employee Directors’ Option Plan

As of March 31, 2007, approximately 0.6 million shares of common stock are available for future grant and 0.2 million are outstanding under the Director Plan. In January 2007, the Board amended and restated the Director Plan to decrease the number of shares reserved for future issuance upon the exercise of new options to 0.3 million shares and to eliminate the automatic increase provision.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2006	2,621	3,688	$6.33
Authorized	166	—	—
Options granted	(1,140)	1,140	8.25
Options exercised	—	(853)	3.66
Cancellation of unvested restricted stock	133	—	—
Options cancelled	283	(332)	9.02
Balance at March 31, 2007	2,063	3,643	$7.35

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 03/31/2007 of $10.35	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 03/31/07 of $10.35
$0.35 - 4.10	538	6.41	$3.01	$3,944	438	$2.80	$3,329
4.18 - 6.78	521	7.22	5.59	2,480	347	5.25	1,768
6.82 - 7.58	522	8.20	7.37	1,555	202	7.23	630
7.63 - 8.15	495	8.55	7.96	1,183	154	7.94	371
8.25 - 8.25	969	9.88	8.25	2,035	71	8.25	150
8.28 - 10.28	263	8.81	8.78	412	56	8.88	82
10.43 - 45.00	335	6.53	12.35	—	312	12.44	—
$0.35 - 45.00	3,643	8.18	$7.35	$11,609	1,580	$6.77	$6,330

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $10.35 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was approximately 1.3 million. As of March 31, 2007, approximately 1.6 million outstanding options were exercisable, and the weighted average exercise price was $6.77. The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $4.0 million and $4.3 million, respectively, and $0.5 million and $0.7 million for the three and six months ended March 31, 2006, respectively. The fair value of options vested was $0.3 million and $0.9 million for the three and six months ended March 31, 2007 and $0.5 million and $2.0 million for the three and six months ended March 31, 2006, respectively. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock options was $5.7 million, which is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

The Company had 0.1 million unvested restricted stock awards as of March 31, 2007, which were excluded from the preceding tables. The total fair value of the unvested restricted stock awards at grant date was $0.4 million. Aggregate intrinsic value of the unvested restricted stock awards at March 31, 2007 was $0.9 million. During the three and six months ended March 31, 2007, approximately 0.1 million and 0.2 million shares vested related to restricted stock awards, respectively. There were no shares of restricted stock awarded during the three and six months ended March 31, 2007. The weighted average fair value at grant date of the unvested restricted stock awards was $5.25 as of March 31, 2007. As of March 31, 2007, total unrecognized compensation costs related to unvested restricted stock awards was less than $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 0.3 years.

The Company settles stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for the three and six months ended March 31, 2007 and 2006, respectively, which was allocated as follows (in thousands):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007 (under SFAS 123(R))	2006 (under SFAS 123(R))	2007 (under SFAS 123(R))	2006 (under SFAS 123(R))
		(restated)(1)		(restated)(1)
Stock-based compensation expense:
Cost of revenues, service	$54	$58	$161	$84
Sales and marketing	237	613	566	1,335
Research and development	168	69	262	128
General and administrative	434	396	880	689
Total stock-based compensation expense	$893	$1,136	$1,869	$2,236

    (1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $4.07 and $5.13 per share, respectively, and for the six months ended March 31, 2007 and 2006 was $4.06 and $5.02, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Expected lives in years	3.5	3.9	3.5	3.9
Risk free interest rates	4.8%	4.8%	4.7%	4.8%
Volatility	63%	89%	63%	89%
Dividend yield	0%	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. As of October 1, 2005, the Company adopted SFAS 123(R) and began using the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility rate is based on the historical volatility of our stock price.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and six months ended March 31, 2007 was based on our historical forfeiture experience.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
License Revenue:
Enterprise solutions	$12,619	$12,007	$16,164	$16,364
Marketing solutions	1,268	1,021	2,257	4,540
Decision management solutions	4,995	178	7,623	1,428
Total	$18,882	$13,206	$26,044	$22,332

The following table summarizes service revenue consisting of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service Revenue:
Enterprise solutions	$10,147	$8,575	$22,346	$18,398
Marketing solutions	2,903	3,322	5,508	6,415
Decision management solutions	833	1,170	1,806	1,686
Total	$13,883	$13,067	$29,660	$26,499

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

North America	$9,473	$19,256	$22,694	$32,104
Europe	23,292	7,017	33,010	16,727
Total	$32,765	$26,273	$55,704	$48,831

Included in foreign revenue results for Europe is revenue from the United Kingdom of $9.5 million and $15.8 million for the three and six months ended March 31, 2007 and $4.2 and $10.2 million for the three and six months ended March 31, 2006, respectively.

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	March 31, 2007	September 30, 2006

North America	$1,727	$1,844
Europe	1,063	786
Total	$2,790	$2,630

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11—SUBSEQUENT EVENTS

On April 24, 2007, the Board of Directors of the Company approved a one-time cash bonus to each of the Company’s executive officers and six other Vice Presidents in recognition of their efforts to make the Company profitable for the March 2007 quarter. The amounts of such bonuses were $10,000 to Mr. Springsteel, the Chief Executive Officer and $5,000 to each of Messrs. Norman, Karnik, St. Jean, Florence, Witte and the six other Vice Presidents.

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

For the three and six months ended March 31, 2007, total revenue increased $6.5 million and $6.9 million, respectively, as compared to the same prior year periods. This increase in revenue is primarily related to the recognition of license revenue in the current quarter associated with a large customer transaction that was completed during the December 2006 quarter. This transaction aggregated $14 million and included both license and support elements. This transaction involved essential implementation services which were not delivered as of the end of the December 2006 quarter; therefore, all license revenue was deferred. At March 31 2007, no additional Chordiant supplied professional service resources were required, consequently, we recognized 100% of the license revenue associated with this transaction. Also, in the December quarter, we completed a sales transaction for $20 million for which all revenue was deferred due to an element of the transaction not being delivered within the quarter. We expect to begin recognizing license revenue on this larger transaction in the June 2007 when the undelivered element is completed. Revenues on this transaction will be recognized on a percentage-of-completion basis because the software purchased requires essential implementation services before it will become functional.

Software Industry Consolidation and Possible Increased Competition

The software industry in general is continuing to undergo a period of consolidation, and there has been recent consolidation in sectors of the software industry in which we operate. On March 1, 2007, Oracle announced its plan to buy Hyperion Solutions Corporation, a provider of performance management software. During 2006, Oracle completed the acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India, acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Also, during 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry.

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

Financial Trends

Backlog. An increasingly material portion of our revenues has been derived from large orders, as major customers deploy our products. As of March 31, 2007 and 2006, we had approximately $78.6 million and $34.6 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of:

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

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result, we may not be able to recognize expected revenue from backlog.

In the March 2007 quarter, as in the prior two quarters, we continue to enter into large customer orders resulting in a significant portion of our near term license revenues being recognized under the percentage-of-completion method of accounting. These orders will require consulting services that are essential to the functionality of the respective licenses.

Implementation by Third Parties. Over time as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues, certain agreements with customers may transition from a contract accounting model (SOP81-1) to a more traditional revenue model.

Product Development. In prior periods Chordiant entered into several product co-development arrangements with its customers. These projects related to software products that were in various stages of development prior to the consummation of the individual arrangements. Upon the completion of the software, the Company intends to license these products to other customers. All revenue relating to these arrangements will be deferred until the delivery of the final products, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. The accounting for these transactions differs from the percentage of completion method, as expenses are recognized in the period incurred and no revenue is recognized until the final product is delivered. As of March 31, 2007, revenue aggregating approximately $2.6 million associated with these arrangements had been deferred. We expect that research and development costs would increase if the volume of co-development activities were to increase.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 97% and 96% for the three months ended March 31, 2007 and 2006, respectively, and 96% for the six months ended March 31, 2007 and 2006. The 1% increase of the March 2007 quarter is primarily a function of the fixed periodic amortization costs associated with capitalized software costs being divided by a larger license amount quarter-over-quarter. We expect license gross margin on current products to range from 94% to 96% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products. The banking product that was completed during the year ended September 30, 2005 has higher royalties than other products.

Gross margins on service revenue were 60% and 40% for the three months ended March 31, 2007 and 2006, respectively and 56% and 46% for the six months ended March 31, 2007 and 2006, respectively. The increase in gross margins for the three months period ending March 31, 2007 is primarily due to improved consulting services utilization rates and increased support and maintenance revenue. We expect that gross margins on service revenue to range between 55% and 60% in the second half of fiscal year 2007. Margins are also negatively impacted during, and immediately following, periods in which service department headcounts increase, as resources are not immediately billable.

Service Revenue. Service revenue as a percentage of total revenues were 42% and 50% for the three months ended March 31, 2007 and 2006, respectively, and 53% and 54% for the six months ended March 31, 2007 and 2006, respecitvely. The decrease in percentage of service revenue for the quarter ended March 2007 as compared to the same period of the prior year is primarily due to a 43% increase in license revenue for the same comparative periods. On an absolute dollar basis, service revenue increased $0.8 million for this comparable period. We expect that service revenue will represent between 50% and 60% of our total revenue in the second half of fiscal year 2007.

Revenues from International Customers versus North America Revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended March 31, 2007 and 2006, international revenues were $23.3 million and $7.0 million, or approximately 71% and 27% of our total revenues, respectively.

For the six months ended March 31, 2007 and 2006, international revenues were $33.0 million and $16.7 million, or approximately 59% and 34% of our total revenues, respectively. The significant increase in international revenue for the three and six months ended March 31, 2007 was primarily due to a large customer transaction that was recognized during the period. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. International revenues were favorably impacted for the fiscal quarter ended March 31, 2007, as compared to fiscal quarter ended March 31, 2006, as both the British Pound and the Euro increased in average value by approximately 12% and 9%, respectively, as compared to the U.S. Dollar.

For the three months ended March 31, 2007 and 2006, North America revenues were $9.5 million and $19.3 million, or approximately 29% and 73% of our total revenues, respectively. For the six months ended March 31, 2007 and 2006, North America revenues were $22.7 million and $32.1 million, or approximately 41% and 66% of total revenues, respectively. We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. Significant professional services are included in general and administrative costs relating with efforts to comply with the Sarbanes-Oxley Act of 2002. For the three months ended March 31, 2007 and 2006, these costs were less than $0.1 million and $0.2 million, respectively. For the six months ended March 31, 2007 and 2006, these costs were $0.2 million and $0.5 million, respectively. While these costs are expected to decline on an annual basis as compared to the costs incurred for the year ended September 30, 2006, the level and timing of the decline is uncertain.

Costs Related to Stock Option Investigation. Significant professional services are included in general and administrative costs associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 2007. This issue is more fully described in the Note 2 of the Consolidated Financial Statements in our 2006 Form 10-K. For the three and six months ended March 31, 2007, these costs were $0.8 million and $1.8 million, respectively. We expect no additional costs in future periods.

Cost to Amend Eligible Options. In July 2006, our Board of Directors (the “Board”) initiated a review of our historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee determined that the correct measurement dates for a number of stock option grants made by us during the period 2000 to 2006 (“Review Period”) differ from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of our common stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. As such, these affected stock options are deemed, for accounting purposes, to have been granted at a discount. Based on the determination made for accounting purposes, the discounted options (for accounting purposes) may now be deemed to have been granted at a discount for tax purposes, which may expose the holders of these impacted stock option grants to potentially adverse tax treatment under Section 409A of the Internal Revenue Code and state law equivalents. As more fully described on Form SC TO-I with the SEC on March 29, 2007, Chordiant offered certain optionees the opportunity to increase the exercise price of the discounted options to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. As part of the offer, eligible optionees who accepted this offer will receive a cash payment equal to the price differential of the Amended Options. These payments will be treated as bonus payments. It is estimated that these cash payments will be approximately $0.3 million and will be paid out in January 2008. The cost of these bonus payments were fully accrued during the three months ended March 31, 2007.

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

At December 31, 2006, we recorded a pre-tax cash restructuring charge of $6.5 million. The charge is composed of $1.7 million for severance and benefits costs and $4.8 million for exiting excess facilities. The facilities are subject to operating leases expiring through 2010. The Company anticipates that approximately $5.4 million of the charge will result in cash expenditures. $1.1 million of the charge is associated with non-cash charges for the write-off of leasehold improvements and the reversal of favorable purchase price adjustment related to the France office lease. During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.3 million for employee severance costs associated with the closure of the France office. Also during the March 2007 quarter, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. As of March 31, 2007, $1.6 million of the severance and benefits charge and $0.3 million of facilities charges has been paid. The remaining $0.1 million of severance and benefits charge is expected to be paid through September 2007 and the remaining $3.2 million of facilities charges will be paid over the remaining term of the facility leases.

Prior Restructuring. During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded a charge associated with the long term lease which expires in January 2011. During the three months ended March 2007 quarter, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructure charge was recorded in 2002. This change in estimate resulted in a $0.3 million charge to restructuring in the quarter ending March 2007.

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

The percentage-of-completion method is applied when we have the ability to make reasonable dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the changes as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenue based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when we are unable to obtain reasonable dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements where we retain the intellectual property being developed and intend to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under SFAS 86 and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $27.9 million (including long-term accounts receivable of $1.0 million) with an allowance for doubtful accounts of $0.2 million as of March 31, 2007. Our gross accounts receivable balance was $19.1 million with an allowance for doubtful accounts of $0.1 million as of September 30, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debts have not been material and have been within management’s expectations.

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

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of March 31, 2007, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carry forwards and foreign tax credits. Deferred tax assets have been fully reserved for in all periods presented. We were profitable for the quarter ended March 31, 2007 and if we continue to be profitable in the near term, we will need to reevaluate the 100% valuation allowance.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and losses are included as part of accumulated other comprehensive income within our balance sheet for all periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At March 31, 2007, approximately $39.2 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The SFAS 159 is effective for the fiscal year beginning after November 15, 2007. The Company is currently evaluating the effects of implementing this new standard.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, (“SFAS 157”) “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. The SFAS 157 is effective for the fiscal year beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects of implementing this new standard.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report (in thousands, except percentages):
	Three Months Ended March 31,				Six Months Ended March 31,
	2007		2006		2007		2006
			(restated)(1)				(restated)(1)
Statements of Operations Data:
Revenues:
License	$18,882	58%	$13,206	50%	$26,044	47%	$22,332	46%
Service	13,883	42	13,067	50	29,660	53	26,499	54
Total revenues	32,765	100	26,273	100	55,704	100	48,831	100
Cost of revenues:
License	583	2	518	2	1,037	2	961	2
Service	5,622	17	7,867	30	13,088	23	14,252	29
Amortization of intangible assets	303	1	303	1	606	1	606	1
Total cost of revenues	6,508	20	8,688	33	14,731	26	15,819	32
Gross profit	26,257	80	17,585	67	40,973	74	33,012	68
Operating expenses:
Sales and marketing	8,314	25	8,761	33	15,578	28	16,901	35
Research and development	7,296	23	5,862	22	13,592	24	10,379	21
General and administrative	5,295	16	5,244	20	10,906	20	9,963	20
Restructuring expense	255	1	—	—	6,727	12	—	—
Total operating expenses	21,160	65	19,867	75	46,803	84	37,243	76
Income (loss) from operations	5,097	15	(2,282)	(8)	(5,830)	(10)	(4,231)	(8)
Interest income, net	492	2	281	1	796	2	480	1
Other income (expense), net	180	—	(31)	—	165	—	87	—
Income (loss) before income taxes	5,769	17	(2,032)	(7)	(4,869)	(8)	(3,664)	(7)
Provision for income taxes	794	2	170	1	905	2	291	1
Net income (loss)	$4,975	15%	$(2,202)	(8)%	$(5,774)	(10)%	$(3,955)	(8)%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Comparison of the Three and Six Months Ended March 31, 2007 and 2006 (Unaudited)

Revenues

Total revenues increased $6.5 million, or 25%, to $32.8 million for the three months ended March 31, 2007 compared to $26.3 million for the three months ended March 31, 2006. This increase was primarily due to a 43% increase in license revenue. Total revenues increased $6.9 million, or 14%, to $55.7 million for the six months ended March 31, 2007 compared to $48.8 million for the six months ended March 31, 2006. This increase was primarily due to a 17% increase in license revenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is recognized under percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. Due to several large customer orders signed during the past three quarters ending March 31, 2007, a significant portion of our near term license revenue is expected to be recognized under the percentage-of-completion method of accounting. These orders will require consulting services that are essential to functionality of the respective licenses. The following table sets fourth our license revenue by product emphasis for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
License Revenue:
Enterprise solutions	$12,619	$12,007	$612	5%	$16,164	$16,364	$(200)	(1)%
Marketing solutions	1,268	1,021	247	24	2,257	4,540	(2,283)	(50)
Decision management solutions	4,995	178	4,817	2,706	7,623	1,428	6,195	434
Total license revenue	$18,882	$13,206	$5,676	43%	$26,044	$22,332	$3,712	17%

Total license revenue increased by $5.7 million and $3.7 million for the three and six months ended March 31, 2007, respectively, as compared to the same comparable periods in the prior year. These increases are primarily related to the recognition of license revenue in the current quarter associated with a large customer transaction that was entered into during the December 2006 quarter totaling $14.0 million that included both license and support elements. This transaction involved essential implementation services which were not delivered as of the end of the December 2006 quarter; therefore, all license revenue was deferred. At March 31, 2007, no additional Chordiant supplied professional service resources were required, consequently, we recognized 100% of the license revenue associated with this transaction.

Included in the license revenue for the six months ended March 31, 2007 was the third in a series of term licenses sold to the same customer in the amount of $1.3 million. The first term license was sold in the period ending March 31, 2006, following its expiration a second term license was sold in the period ending June 30, 2006. After the expiration of the second term license, a third term license was sold in October 2006. The three term licenses totaled $8.8 million and were non-cancelable, non-refundable and provided on an unsupported basis; accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements. These term licenses were negotiated with the customer as single, discrete arrangements for purposes of evaluating and testing the software.

After the conclusion of the third license term, the customer concluded its evaluation of the product and purchased a separate perpetual license for existing product and a future product that is expected to be delivered and reach general availability release in the quarter ending June 2007. Accordingly, we will not begin to recognize revenue, including the related services and support revenue associated with the perpetual licenses, until the future product is delivered to the customer. Costs related to any deferred consulting revenue will also be deferred. At the time of delivery of the future product, we expect to recognize any deferred consulting costs and revenues and begin to recognize license revenue on the perpetual licenses on a percentage-of-completion basis due to the essential services required for the functionality of the software.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Service Revenue:
Enterprise solutions	$10,147	$8,575	$1,572	18%	$22,346	$18,398	$3,948	21%
Marketing solutions	2,903	3,322	(419)	(13)	5,508	6,415	(907)	(14)
Decision management solutions	833	1,170	(337)	(29)	1,806	1,686	120	7
Total service revenue	$13,883	$13,067	$816	6%	$29,660	$26,499	$3,161	12%

Total service revenue increased 6% for the three months ended March 31, 2006 as compared to March 31, 2007. The $0.8 million increase is primarily related to increases of $1.8 million in support and maintenance revenue, $0.1 million in consulting revenue, offset by a decrease of $0.6 million in training revenue and a decrease of $0.5 million in reimbursement of out-of-pocket expense revenue.

Total service revenue increased 12% for the six months ended March 31, 2006 as compared to March 31, 2007. The $3.2 million increase is primarily related to increases of $3.3 million in support and maintenance revenue, $0.9 million in consulting revenue, offset by a decrease of $0.9 million in training revenue and a decrease of $0.2 million of reimbursement of out-of-pocket expense revenue.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million. Amortization of these costs is expected through 2008. The following table sets forth our cost of license revenues for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Cost of license revenue	$583	$518	$65	13%	$1,037	$961	$76	8%
Percentage of total revenue	2%	2%			2%	2%

The cost of license revenue increased by 13% from the three months ended March 31, 2006 to the three months ended March 31, 2007. This change is due to an increase in royalty expense resulting from a 43% growth in license revenue for the period.

The cost of license revenue increased 8% for the six months ended March 31, 2006 to the six months ended March 31, 2007. This change is due to an increase in royalty expense resulting from a 17% growth in license revenue for the period.

Service

Cost of service revenue consists primarily of personnel and related costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, post-contract customer support services. The following table sets forth our cost of service revenue for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
		(restated)(1)				(restated)(1)
Cost of service revenue	$5,622	$7,867	$(2,245)	(29)%	$13,088	$14,252	$(1,164)	(8)%
Percentage of total revenue	17%	30%			23%	29%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Cost of service revenue decreased by 29% from the three months ended March 31, 2006 to the three months ended March 31, 2007. During the quarter ended December 31, 2006, we completed a sales transaction involving licenses and essential consulting services to the functionality of the licenses. The licenses include a product to be delivered to the customer in the future. Due to this undelivered license element and the consulting services being essential to the functionality of the licenses, all license revenue, consulting revenue and consulting costs will be deferred until the delivery of the final license element occurs. $1.2 million of the decrease is due to this related cost deferment. We expect to recognize this cost, as well as the related consulting and license revenue, in the quarter ended June 2007. Also contributing to the overall decrease were decreases of $0.6 million for travel costs, $0.3 million for recruiting costs and $0.2 million for employee costs.

Cost of service revenue decreased by 8% from the six months ended March, 2006 to the six months ended March 31, 2007. This change is primarily due to an increase of deferred consulting costs of $1.4 million associated with an undelivered license element, as discussed in the preceding paragraph, offset by a $0.3 million increase in consulting costs. As of March 31, 2007, the Company has deferred $1.8 million in consulting costs and $3.5 million of consulting revenue associated with this project.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and tradenames resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Amortization of intangible assets	$303	$303	$—	—%	$606	$606	$—	—%
Percentage of total revenue	1%	1%			1%	1%

We expect amortization expense for intangible assets to be $0.3 million for each of the two remaining quarters in fiscal year 2007 and $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
		(restated)(1)				(restated)(1)
Sales and marketing expense	$8,314	$8,761	$(447)	(5)%	$15,578	$16,901	$(1,323)	(8)%
Percentage of total revenue	25%	33%			28%	35%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Sales and marketing expense decreased by 5% from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to a decrease of $0.3 million in personnel and related expenses, a decrease of $0.3 million in travel costs, a decrease of $0.2 million for recruiting costs, offset by an increase of $0.3 million for sales and marketing programs.

Sales and marketing expense decreased by 8% from the six months ended March 31, 2006 to the six months ended March 31, 2007, primarily due to a decrease of $1.2 million in personnel and related expenses, a decrease of $0.3 million in travel costs, a decrease of $0.3 million for recruiting costs, offset by an increase of $0.4 million for sales and marketing programs.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
		(restated)(1)				(restated)(1)
Research and development expense	$7,296	$5,862	$1,434	24%	$13,592	$10,379	$3,213	31%
Percentage of total revenue	23%	22%			24%	21%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

Research and development expense increased by 24% from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase is primarily related to a $0.6 million increase in personnel and related expenses, a $0.3 million increase in facilities and information technology related costs, and a $0.5 million increase for outsourced research and development expenses. The increase in personnel costs was driven by a 21% increase in average headcount for the comparative periods.

    Research and development expense increased by 31% from the six months ended March 31, 2006 to the six months ended March 31, 2007. This increase is primarily related to a $1.3 million increase in personnel and related expenses, a $0.7 million increase in facilities and information technology related costs, and a $1.3 million for outsourced research and development expenses. The increase in personnel costs was driven by a 21% increase in average headcount for the comparative periods.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
		(restated)(1)				(restated)(1)
General and administrative expense	$5,295	$5,244	$51	1%	$10,906	$9,963	$943	9%
Percentage of total revenue	16%	20%			20%	20%

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

General and administrative expense increased by 1% from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to an increase in professional fees of $0.8 million associated with the stock option investigation that was completed in the March 2007 quarter. Had these costs not been incurred general and administrative costs would have decreased $0.9 million. This change is related to a decrease in severance and facility costs of $0.6 million and $0.3 million, respectively, for the three months ended March 31, 2007. In the comparative prior year period, two executive officers received severance and we exited an office lease before the lease term had expired and incurred an early termination fee.

General and administrative expense increased by 9% from the six months ended March 31, 2006 to the six months ended March 31, 2007, primarily due to an increase in professional fees of $1.8 million associated with the stock option investigation that was completed in the March 2007 quarter. Had these costs not been incurred general and administrative costs would have decreased $0.9 million. This change is related to a decrease in severance and facility costs of $0.6 million and $0.3 million, respectively, for the six months ended March 31, 2007. In the comparative prior year period, two executive officers received severance and we exited an office lease before the lease term had expired and incurred an early termination fee.

Restructuring Expense

In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe.

At December 31, 2006, we recorded a pre-tax cash restructuring charge of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The charge was composed of $1.7 million for severance costs and $4.8 million for exiting excess facilities. The facilities are subject to operating leases expiring through 2010. The Company anticipated that approximately $5.4 million of the charge would result in cash expenditures.

During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.3 million for employee severance costs associated with the closure of the France office. Also during the March 2007 quarter, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period.

Prior Restructuring. During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded a charge associated with the long term lease which expires in January 2011. In the March 2007 quarter, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructure charge was recorded in 2002. This change in estimate resulted in a $0.3 million charge to restructuring in the quarter ending March 2007.

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

    The following table sets forth our stock-based compensation expense and functional breakdown for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		(restated)(1)		(restated)(1)

Cost of revenues - service	$54	$58	$161	$84

Sales and marketing	237	613	566	1,335
Research and development	168	69	262	128
General and administrative	434	396	880	689
Total operating expense	839	1,078	1,708	2,152
Total stock-based compensation expense	$893	$1,136	$1,869	$2,236

(1) - See Note 2 - “Restatement relating to stock-based compensation” in Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $0.9 million and primarily related to $0.8 million associated with employee stock options and $0.1 million associated with restricted stock awards. For the three months ended March 31, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.1 million and primarily related to $0.4 million associated with employee stock options and $0.7 million associated with restricted stock awards.

For the six months ended March 31, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.9 million and primarily related to $1.5 million associated with employee stock options and $0.4 million associated with restricted stock awards. For the six months ended March 31, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.2 million and primarily related to $0.9 million associated with employee stock options and $1.3 million associated with restricted stock awards.

Interest Income, Net

    Interest income, net, consists primarily of interest income generated from our cash and cash equivalents offset by interest expense incurred in connection with capital equipment leases. The following table sets forth our interest income, net for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Interest income, net	$492	$281	$211	75%	$796	$480	$316	66%
Percentage of total revenue	2%	1%			2%	1%

Interest income, net increased by 75% and 66% from the three and six months ended March 31, 2006 to the three and six months ended March 31, 2007, respectively, primarily due to an increase in interest rates and a higher average cash and cash equivalent balance in our interest-bearing accounts during the comparative period.

Other Income (Expense), Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets forth our other income (expense), net for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Other income (expense), net	$180	$(31)	$211	681%	$165	$87	$78	90%
Percentage of total revenue	—%	—%			—%	—%

Other income increased by 681% and 90% for the three and six months ended March 31, 2007 to the three months ended March 31, 2006, respectively. This increase is primarily due to higher transaction gains associated with our foreign intercompany balances.

Provision for Income Taxes

These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries and certain state taxes. The following table sets forth our provision for income taxes for the three and six months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	2006	Change	%	2007	2006	Change	%
Provision for income taxes	$794	$170	$624	367%	$905	$291	$614	211%
Percentage of total revenue	2%	1%			2%	1%

The provision for income taxes increased 367% and 211% for the three and six months ended March 31, 2007, respectively, as compared to the same periods of the prior year primarily due to a $0.5 million withholding tax payment related to a sales transaction that occurred in Turkey during the March 2007 quarter. Excluding any similar sales transactions occurring in the second half of the fiscal year, we expect our tax provision to be approximately less than 1% of revenues.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. Currently, in addition to generating a profit for the quarter and reducing the loss for the year, we have generated significant cash from operations for the six months ended March 31, 2007 eliminating the immediate need to finance operations through the issuance of our common stock. It is anticipated that we will continue to generate cash from operations or financing activities in excess of the cash requirements of the Company for the remainder of our fiscal year.

Our cash, cash equivalents, restricted cash and long-term restricted cash are principally held in operating accounts, money market accounts, commercial paper and certificates of deposit and totaled $71.7 million and $45.8 million at March 31, 2007 and September 30, 2006, respectively, an increase of $25.9 million, or 57%.

Operating Activities

Cash provided by operating activities was $23.5 million during the six months ended March 31, 2007, which consisted primarily of our net loss of $5.8 million adjusted for non-cash items (primarily depreciation, amortization, provision for doubtful accounts, loss on disposal of assets, other non-cash charges and non-cash stock-based compensation expense) aggregating approximately $4.8 million and the net cash inflow effect from changes in assets and liabilities of approximately $24.4 million. This net cash inflow was primarily related to increases in deferred revenue of $34.9 million and accrued expenses of $3.0 million offset by reductions in accounts receivable of $9.3 million and prepaid expenses of $4.4 million. The increase in deferred revenue is the result of sales transactions that were completed during the six month period ended March 31, 2007 for which revenue will not be recognized until subsequent periods.

Cash provided by operating activities was $3.1 million during the six months ended March 31, 2006, which consisted primarily of our net loss of $4.0 million adjusted for non-cash items (primarily depreciation, amortization, and non-cash stock-based compensation expense) aggregating approximately $3.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $3.1 million. This net cash inflow was primarily related to collection of customer accounts receivable.

Investing Activities

Cash used for investing activities was $1.3 million during the six months ended March 31, 2007. This use of cash was primarily for purchases of property and equipment associated with the closure of the old European headquarters office and the opening of the new smaller European headquarters office during the period.

Cash provided by investing activities was $0.9 million during the six months ended March 31, 2006. This cash was primarily derived from proceeds from the release of restricted cash of $1.5 million, offset by purchases of equipment and software of $0.5 million.

Financing Activities

Cash provided by financing activities was $3.1 million and $0.9 million during the six months ended March 31, 2007 and

2006, respectively. This increase was primarily related to proceeds from stock option exercises of $3.2 million and $1.0 million for six months ended March 31, 2007 and 2006, respectively. Proceeds from stock option exercises increased during the three months ended March 31, 2007 versus the three months ended December 31, 2006 as the Company was delinquent in its SEC filings and the option plans were suspended in the December 2006 period. As of February 9, 2007, the Company was current in its filings and option holders are now able to exercise their options and the Company may issue shares of it common stock pursuant to its registration statement on Form S-8.

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a liquidity ratio of at least 1.00 to 1.00 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of February 14, 2007, the Company was current with its SEC regulatory filings.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of March 31, 2007, we had utilized $0.9 million of the standby commercial letter of credit limit of which $0.5 million serves as collateral for computer equipment leases for Ness (see Note 7 to the Condensed Consolidated Financial Statements). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of March 31, 2007, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of March 31, 2007, there was no outstanding balance on our revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

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

During the quarter ended March 31, 2007, the Company completed its final payments related to its capital lease obligations. We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels. Property and equipment purchases during the quarter ended December 31, 2006 relate to the relocation of our European headquarters.

Future minimum payments due under lease obligations as of March 31, 2007 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2007 (remaining six months)	$2,273	$(92)	$2,181
2008	4,056	(277)	3,779
2009	3,314	(283)	3,031
2010	3,085	(294)	2,791
2011	1,529	(85)	1,444
Thereafter	1,258	—	1,258
Total minimum payments	$15,515	$(1,031)	$14,484

We believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens, a decline could occur.

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 8. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2007.

We have entered into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agree to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2007.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2007.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of March 31, 2007.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistently with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2007 (in thousands):

	March 31, 2007		Fair Value
Restricted cash in short-term investments	$51		$51
Average interest rates	2.96%	$

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, commercial paper, and short-term certificates of deposit. We invest our excess cash in money market accounts, commercial paper, and certificates-of-deposit with less than one year of maturity.

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 60% of total revenues for the six months ended March 31, 2007. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At March 31, 2007, approximately $39.2 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of March 31, 2007 were not effective.

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

Changes in Internal Control over Financial Reporting:

As of the date of this filing, in addition to the corrective actions disclosed in our Form 10-K filed on February 9, 2007, management has initiated the following corrective actions:

•	Training has begun for those involved in the stock-based compensation process on accounting issues.

•	Mandatory training covering the relevant issues has been provided for a majority of the sales department staff.

Other than the corrective actions noted above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to stock option grants and the training of our sales team, on an ongoing basis and will take further action, as appropriate. We are currently in the process of testing our enhanced controls, however, as of March 31, 2007, the testing of the effectiveness of our remediation efforts have not been completed. While none of the material weaknesses has been fully remediated, management believes significant progress has been made to do so.

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

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In July 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). In October 2002, the Court entered an order dismissing the Individuals from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the Court issued a decision denying the motion to dismiss against Chordiant and many of the other Issuers.

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. If an appropriate settlement cannot be finalized, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Company's response to the complaint is due on May 21, 2007.

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

This review of our historical stock option granting practices and the associated litigations has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

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

While the Company was profitable for the three months ended March 31, 2007, we incurred losses of $5.8 million and $4.0 million for the six months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had an accumulated deficit of $238.7 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results.

* Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended March 31, 2007, IBM, Lloyds TSB Bank plc and Sky Subscribers Services Limited accounted for 40%, 12%, and 10% of our total revenue. For the six months ended March 31, 2007, IBM and Lloyds TSB Bank plc accounted for 28% and 11% of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the six months ended March 31, 2007, international revenues were $33.0 million or approximately 59% of our total revenues. For the six months ended March 31, 2006, international revenues were $16.7 million or approximately 34% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

• Difficulties in hiring qualified local personnel;

• Seasonal fluctuations in customer orders;

• Longer accounts receivable collection cycles;

• Expenses associated with licensing products and servicing customers in foreign markets;

• Economic downturns and political uncertainty in international economies; and

• Expectations of European economic growth that is lower than for the U.S.

• Income tax withholding issues in countries in which we do not have a physical presence, resulting in non-coverable tax payments

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

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 59% of our total sales for the six months ended March 31, 2007. Our international sales comprised 34% of our total sales for the six months ended March 31, 2006. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the six months ended March 31, 2007, we had an unrealized foreign currency translation gain of approximately $0.5 million.

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

In addition, recent continuing consolidation in the software industry during 2006 may indicate that we will face new competitors in the future. Within the year Oracle completed an acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India. In 2005 Oracle had purchased a 43% stake in the company. Also in 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Siebel Systems, Inc. was a competitor of ours. On March 1 2007, Oracle announced its plan to buy Hyperion Solutions Corporation, a provider of performance management software. While we do not believe that either i-flex Solutions, Portal Software, Hyperion, DWL or Webify have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. While we do not believe that either DWL or Webify had been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL and Webify may indicate that IBM will become a competitor of ours in the future. Over the last year, IBM has been a increasingly important partner for the Company and has facilitated several significant sales of our products to their customers. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with IBM and other systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a take over attempt from a competitor of such systems integrators.

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

*If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of March 31, 2007, we use the services of approximately 139 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

* We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. For the three months ended March 31, 2007 and 2006, we recorded $0.9 and $1.1 million of compensation expense associated with these awards. For the six months ended March 31, 2007 and 2006, we recorded $1.9 and $2.2 million of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

*To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Aggregate sales of our products and services in three large markets—financial services, telecommunications and retail markets accounted for approximately 68% and 92% of our total revenues for the six months ended March 31, 2007 and 2006, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 53% and 54% of our total revenues for the six months ended March 31, 2007 and 2006, respectively. Gross margin on service revenue was 56% and 46% for the six months ended March 31, 2007 and 2006, respectively. License revenues comprised 47% and 46% of our total revenues for the six months ended March 31, 2007 and 2006, respectively. Gross margins on license revenues were 96% and 96% for the six months ended March 31, 2007 and 2006, respectively.

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

On August 17, 2006 and November 13, 2006, we responded to the staff’s comments and included supplemental analyses and information requested by the staff. On January 27, 2007, we received a third comment letter from the Division of Corporation Finance of the SEC. In this most recent set of comments, the staff is requesting additional clarifications of our November 13, 2006 responses. On February 20, 2007, we responded to the staff’s latest set of comments. As of the date of the filing of this Form 10-Q, we are awaiting a response from the Division of Corporation Finance of the SEC to this latest set of comments

Item 4. Submission of Matters to a Vote of Security Holders

On February 15, 2007, a special meeting of stockholders was held in Cupertino, California. Of the 32,108,324 shares outstanding and entitled to vote as of the record date December 18, 2006, 28,095,217 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote on an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock such that two and one half (2.5) shares of common stock were combined into and became one (1) share of our common stock.

The reverse stock split was approved by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
20,537,654	7,549,484	20,198	0

The reverse stock split was effective February 20, 2007.

On April 24, 2007, our Annual Meeting of Stockholders was held in Cupertino, California. Of the 32,469,788 shares outstanding and entitled to vote as of the record date of March 1, 2007, 27,561,441 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of two directors to hold office until the 2010 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified (ii) the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2007 (iii) the ratification to amend Chordiant’s 2005 Equity Incentive Plan (“the 2005 Plan”) to increase the number of shares authorized and reserved for issuance under the 2005 Plan by an additional 1,600,000 shares of common stock. (iv) the ratification to amend Chordiant’s 1999 Non-Employee Directors’ Option Plan (“Directors’ Plan) to decrease the number of share available for grant to 300,000 shares available for grant, establish that the fair market value of the exercise price of stock available for purchase under each option shall be 100% of the closing price of the common stock on the NASDAQ Stock Market on the date of grant, and eliminate the automatic increase provision.

The following nominees were elected as directors, each to hold office until the 2010 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-Votes
David R. Springett	25,370,767	2,190,673	0
Charles E. Hoffman	25,202,261	2,359,179	0

In addition to the directors elected above, Steven R. Springsteel, William J. Raduchel, David A. Weymouth, and Richard G. Stevens continued to serve as directors after the annual meeting.

The selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ended September 30, 2007 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
27,394,363	163,889	3,189	0

Stockholders’ approval to increase the number of shares authorized and reserved for issuance under the 2005 Plan by an additional 1,600,000 shares of common stock was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
11,883,628	3,994,846	66,655	0

Stockholders’ approval to decrease the number of share available for grant to 300,000 shares available for grant, establish that the fair market value of the exercise price of stock available for purchase under each option shall be 100% of the closing price of the common stock on the NASDAQ Stock Market on the date of grant, and eliminate the automatic increase provision was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,221,162	2,658,032	65,935	0

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

Dated: April 30, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 8-K dated February 1, 2006 and incorporated herein by reference)

10.1*	Change of Control Agreement dated November 1, 2005, by and between Chordiant Software, Inc. and Peter Norman.

10.2*	Change of Control Agreement dated November 11, 2005 by and between Chordiant Software, Inc. and James St. Jean. .

10.3*	Change of Control Agreement dated May 26, 2006 by and between Chordiant Software, Inc. and Frank Florence.

10.4*	Change of Control Agreement dated April 13, 2007 by and between Chordiant Software, Inc. and PK Karnik.

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*  Management contract or compensatory plan or arrangement.