Form 10-Q
period 2007-07-31
CHORDIANT SOFTWARE INC
filed 2007-07-31
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, there were 32,876,656 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2007	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$73,459	$45,278
Marketable securities	11,587	—
Restricted cash	44	185
Accounts receivable, net, including nil and $142 due from related parties at June 30, 2007 and September 30, 2006, respectively	30,187	19,025
Prepaid expenses and other current assets	6,235	5,210
Total current assets	121,512	69,698
Restricted cash—long-term	260	334
Property and equipment, net	2,710	2,630
Goodwill	32,044	32,044
Intangible assets, net	3,028	3,937
Other assets	3,184	2,860
Total assets	$162,738	$111,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including nil and $132 due to related parties at June 30, 2007 and September 30, 2006, respectively	$4,140	$7,665
Accrued expenses	14,168	15,706
Deferred revenue, including related party balances of $180 and $112 at June 30, 2007 and September 30, 2006, respectively	50,166	23,909
Current portion of capital lease obligations	—	95
Total current liabilities	68,474	47,375
Deferred revenue—long-term	26,457	5,596
Restructuring costs, net of current portion	3,021	1,239
Other long-term liabilities	400	68
Total liabilities	98,352	54,278
Commitments and contingencies (Notes 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at June 30, 2007 and September 30, 2006	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 32,858 and 32,030 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	33	32
Additional paid-in capital	292,501	286,440
Accumulated deficit	(232,265)	(232,943)
Accumulated other comprehensive income	4,117	3,696
Total stockholders’ equity	64,386	57,225
Total liabilities and stockholders’ equity	$162,738	$111,503

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License	$14,094	$10,257	$40,137	$32,588
Service, including related party items aggregating $64 and $296 for the three months ended June 30, 2007 and 2006, respectively, and $268 and $527 for the nine months ended June 30, 2007 and 2006, respectively	22,667	16,769	52,328	43,268
Total revenues	36,761	27,026	92,465	75,856
Cost of revenues:
License	419	398	1,456	1,360
Service, including related party items aggregating nil and $468 for the three months ended June 30, 2007 and 2006, respectively and $177 and $542 for the nine months ended June 30, 2007 and 2006, respectively	9,264	8,965	22,353	23,217
Amortization of intangible assets	303	303	908	908
Total cost of revenues	9,986	9,666	24,717	25,485
Gross profit	26,775	17,360	67,748	50,371
Operating expenses:
Sales and marketing	9,065	7,976	24,643	24,876
Research and development	7,328	7,780	20,919	18,159
General and administrative	4,584	4,842	15,490	14,806
Restructuring expense	—	—	6,727	—
Total operating expenses	20,977	20,598	67,779	57,841
Income (loss) from operations	5,798	(3,238)	(31)	(7,470)
Interest income, net	682	329	1,478	809
Other income (expense), net	213	(623)	377	(536)
Income (loss) before income taxes	6,693	(3,532)	1,824	(7,197)
Provision for income taxes	240	150	1,146	441
Net income (loss)	$6,453	$(3,682)	$678	$(7,638)

Net income (loss) per share:
Basic	$0.20	$(0.12)	$0.02	$(0.25)
Diluted	$0.19	$(0.12)	$0.02	$(0.25)

Weighted average shares used in computing net income (loss) per share:
Basic	32,743	31,214	32,208	30,943
Diluted	34,384	31,214	33,431	30,943

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$678	$(7,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,065	892
Amortization of intangibles and capitalized software	1,584	1,583
Non-cash stock-based compensation expense	2,234	3,694
Provision for doubtful accounts and sales returns	234	51
Loss on disposal of assets	666	39
Accretion of discounts on investments	(51)	—
Other non-cash charges	445	105
Changes in assets and liabilities:
Accounts receivable	(13,960)	(3,122)
Prepaid expenses and other current assets	(930)	(628)
Other assets	1,771	(60)
Accounts payable	(3,625)	3,171
Accrued expenses	246	4,055
Deferred revenue	45,999	(1,489)
Net cash provided by operating activities	36,356	653
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(1,751)	(1,043)
Capitalized product development costs	(202)	—
Cash proceeds from disposal of property and equipment	—	11
Purchase of marketable securities	(11,536)	—
Proceeds from release of restricted cash	217	1,875
Net cash provided by (used for) investing activities	(13,272)	843
Cash flows from financing activities:
Proceeds from exercise of stock options	3,798	1,682
Payment on capital leases	(96)	(158)
Net cash provided by financing activities	3,702	1,524
Effect of exchange rate changes	1,395	1,098
Net increase in cash and cash equivalents	28,181	4,118
Cash and cash equivalents at beginning of period	45,278	38,546
Cash and cash equivalents at end of period	$73,459	$42,664

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. (the “Company”, “Chordiant”, or “we”) is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in retail, financial services, insurance, healthcare, communications and other consumer direct industries.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

The Company derives revenue from licensing our software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. All revenue amounts are presented net of sales taxes in the Company’s Condensed Consolidated Statements of Operations. The amount and timing of revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from period to period and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

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

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement relate to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization services essential to the functionality of our products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

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

Restricted Cash

At June 30, 2007 and September 30, 2006, interest-bearing certificates of deposit and money market accounts were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain facility and equipment lease obligations. The decrease of $0.2 million in restricted cash during the nine months ended June 30, 2007, resulted from a decrease in letters of credit requirement amounts associated with two of the Company’s office leases.

Marketable securities

The Company’s marketable securities have been classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholder’s equity, net of any tax effect. Realized gains and losses and declines in value determined by management to be other than temporary on these investments are included in interest income and expense when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. As of June 30, 2007 and September 30, 2006, there was $11.6 million and zero marketable securities held by the Company, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, certificates-of-deposit, and marketable securities with maturities of less than one year. The Company has cash and cash equivalents and marketable securities with various high quality institutions domestically and internationally. The Company’s marketable securities are composed of investment instruments that are highly rated.

Our accounts receivable is derived from sales to customers located in North America and Europe. The Company performs ongoing credit evaluations of our customers’ financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts when deemed necessary. To date, bad debt expense reflected in the Condensed Consolidated Statements of Operations have not been material and have been within management expectations.

The following table summarizes the revenues from customers and resellers that accounted for 10% or more of total revenues:

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Citicorp Credit Services, Inc.	44%	16%	21%	13%
International Business Machines (“IBM”)	*	*	20%	*
Turkiye Is Bankasi, A.S.	10%	*	*	*
Capital One Services, Inc.	*	*	*	10%
Sky Subscribers Services Limited	*	13%	*	*

    *      Represents less than 10% of total revenues.

As previously announced, the Company has licensed certain of its software to IBM’s customers. At June 30, 2007, WellPoint Inc. and CitiCorp Credit Services, Inc. accounted for 45% and 12%, of our accounts receivable, respectively. At September 30, 2006, IBM and Cash America International accounted for 26% and 14% of our accounts receivable, respectively.

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

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 and $0.3 million associated with this product have been capitalized and included in Other Assets as of June 30, 2007 and September 30, 2006, respectively. This product was completed in July 2007, accordingly, the capitalized costs will begin to be amortized over the estimated economic life of the product which is 36 months beginning in the September 30, 2007 quarter.

During the quarter ended September 30, 2005, the Company began amortizing capitalized software costs associated with a banking product that had been capitalized. The capitalized costs of $2.7 million are included in Other Assets and are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. Accumulated amortization for this product was $1.7 million as of June 30, 2007 and $1.0 million as of September 30, 2006. For the three and nine months ended June 30, 2007 and 2006, amortization expense, included in cost of revenue for licenses related to this product was $0.2 million and $0.7 million, respectively.

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

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, uncertainty surrounding future taxable income and the fact that the market in which the Company competes is competitive and characterized by rapidly changing technology. It is believed that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At June 30, 2007, the Company had approximately $157.1 million and $12.7 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $38.3 million in the United Kingdom.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under U.S. tax rules, Section 382 of the Internal Revenue Code (IRC), as amended, certain limitations are imposed on the use of net operating losses following certain defined changes in ownership. The Company performed an analysis of its historical ownership changes and concluded that four such changes have occurred since inception. As a result of the IRC Section 382 study, approximately $2.7 million of the $157.1 million of net operating loss carryforwards at June 30, 2007 will expire unutilized.

Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income, if any.

The provision for income taxes for the nine months ended June 30, 2007 includes a $0.5 million withholding tax payment related to a sales transaction that occurred in Turkey during the March 31, 2007 quarter.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three and nine months ended June 30, 2006.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net income (loss) available to common stockholders	$6,453	$(3,682)	$678	$(7,638)
Denominator:
Weighted average common stock outstanding	32,787	31,710	32,464	31,439
Common stock subject to repurchase	(44)	(496)	(256)	(496)
Denominator for basic calculation	32,743	31,214	32,208	30,943

Effect of dilutive potential common shares	1,641	— (1)	1,223	— (1)
Denominator for diluted calculation	34,384	31,214	33,431	30,943
Net income (loss) per share – basic	$0.20	$(0.12)	$0.02	$(0.25)
Net income (loss) per share – diluted	$0.19	$(0.12)	$0.02	$(0.25)

(1) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the date indicated (in thousands):

June 30, 2006

Warrants outstanding	665
Employee stock options	3,920
Restricted stock	496
5,081

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

NOTE 3—MARKETABLE SECURITIES

The Company has the following short-term investments (in thousands):

	As of June 30, 2007
	Amortized costs	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Marketable Securities:
Commercial paper	$6,445	$—	$—	$6,445
Corporate Bonds	5,144	—	(2)	5,142
Total	$11,589	$—	$(2)	$11,587

The Company had no short-term investments as of September 30, 2006. As of June 30, 2007, all short-term investments have maturity dates less than one year. For the three and nine months ended June 30, 2007, no significant gains were realized on the sale of short-term investments.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—BALANCE SHEET COMPONENTS

Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2007	September 30, 2006
Accounts receivable, net:
Accounts receivable	$30,504	$19,108
Less: allowance for doubtful accounts	(317)	(83)
	$30,187	$19,025

Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Prepaid expense and other current assets:
Prepaid commissions and royalties	$4,261	$3,265
Other prepaid expenses and current assets	1,974	1,945
	$6,235	$5,210

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30, 2007	September 30, 2006
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$3,441	$3,313
Purchased internal-use software (useful lives of 3 years)	2,411	2,254
Furniture and equipment (useful lives of 3 to 7 years)	1,385	1,043
Computer equipment and software under capital leases (useful lives of 3 years)	—	549
Leasehold improvements (shorter of 7 years or the term of the lease)	2,004	2,729
	9,241	9,888
Accumulated depreciation and amortization	(6,531)	(7,258)
	$2,710	$2,630

Intangible Assets

Intangible assets, net consist of the following (in thousands):

	June 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(4,645)	$2,259	$6,904	$(3,972)	$2,932
Customer list and trade-names	2,731	(1,962)	769	2,731	(1,726)	1,005
	$9,635	$(6,607)	$3,028	$9,635	$(5,698)	$3,937

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of our acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives of five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.9 million for each of the three and nine months ended June 30, 2007 and 2006, respectively. The Company expects amortization expense on acquired intangible assets to be $0.3 million for the remainder of fiscal year 2007, $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Other assets:
Long-term accounts receivable	$1,006	$—
Other assets	2,178	2,860
	$3,184	$2,860

The long-term accounts receivable balance represents a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of June 30, 2007, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$7,660	$7,627
Accrued restructuring expenses, current portion (Note 5)	1,579	655
Accrued third party consulting fees	1,098	1,491
Accrued income, sales and other taxes	2,068	2,545
Accrued professional fees	482	1,630
Other accrued liabilities	1,281	1,758
	$14,168	$15,706

NOTE 5—RESTRUCTURING

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

•
Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned office space under leases, the disposal of property and equipment including facility leasehold improvements, and net of estimated sublease income.

As of June 30, 2007, the total restructuring accrual of $4.6 million consisted of the following (in thousands):

	Current	Non-Current	Total

Severance and termination benefits	$85	$—	$85
Excess facilities	1,494	3,021	4,515
Total	$1,579	$3,021	$4,600

As of June 30, 2007, and September 30, 2006, $1.6 million and $0.7 million, respectively, of the restructuring reserve is included in the accrued expenses line item on the balance sheet. The allocation between current portion and long term portion is based on the current lease agreements.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2007.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Lease Payments
2007 (remaining three months)	$559
2008	1,196
2009	1,012
2010	1,642
2011	106
Total	$4,515

Included in the future minimum lease payments schedule above is an offset of $1.0 million of contractually committed sublease rental income.  The Company has not yet identified a sublease tenant for the recently vacated United Kingdom facility.

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain–based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters in the United Kingdom and the closure of the France office. In connection with this action, the Company incurred a one-time restructuring charge of $6.5 million in the three months ended December 31, 2006 for severance and termination benefits, and excess facilities charged to restructuring expense in the Condensed Consolidated Statements of Operations.  The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs.  This expense was net of estimated sublease income based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the original estimate is approximately $0.6 million.

During the three months ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs. In March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity related to the fiscal year 2007 restructuring (in thousands):

	Severance and Benefits	Excess Facilities	Total
Reserve balance as of September 30, 2006	$—	$—	$—
Total charges	1,752	4,587	6,339
Non-cash	4	(982)	(978)
Cash paid	(1,756)	(545)	(2,301)
Reserve balance as of June 30, 2007	$—	$3,060	$3,060

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

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Benefits
Reserve balance as of September 30, 2006	$32
Total charges	46
Non-cash	7
Cash paid	—
Reserve balance as of June 30, 2007	$85

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

The following table summarizes the activity related to the restructuring for the nine months ended June 30, 2007 (in thousands):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Excess Facilities
Reserve balance as of September 30, 2006	$1,862
Total charges	342
Non-cash	—
Cash paid	(749)
Reserve balance as of June 30, 2007	$1,455

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$6,453	$(3,682)	$678	$(7,638)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(109)	971	422	904
Unrealized loss from investments	(2)	—	(2)	—
Comprehensive income (loss)	$6,342	$(2,711)	$1,098	$(6,734)

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation (“Infogain”). Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, the following are transactions between Infogain and Chordiant (in thousands):

Revenue		Cost of Revenues		Payments
For the three months ended June 30, 2007	For nine months ended June 30, 2007	For the three months ended June 30, 2007	For the nine months ended June 30, 2007	For the three months ended June 30, 2007	For the nine months ended June 30, 2007
$—	$81	$—	$177	$—	$117

Revenue		Cost of Revenues		Payments		Accounts Receivable	Accounts Payable
For the three months ended June 30, 2006	For nine months ended June 30, 2006	For the three months ended June 30, 2006	For the nine months ended June 30, 2006	For the three months ended June 30, 2006	For the nine months ended June 30, 2006	At September 30, 2006	At September 30, 2006
$234	$345	$468	$542	$417	$559	$2	$132

Charles E. Hoffman, a director of the Company, is the President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, the following are transactions for Covad (in thousands):

Revenue				Accounts Receivable		Deferred Revenue
For the three months ended June 30, 2007	For the nine months ended June 30, 2007	For the three months ended June 30, 2006	For the nine months ended June 30, 2006	At June 30, 2007	At September 30, 2006	At June 30, 2007	At September 30, 2006
$64	$187	$62	$182	$—	$140	$180	$112

Due to changes in director composition, certain other prior year related parties are now considered independent.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—BORROWINGS

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a liquidity ratio of at least 1.00 to 1.00 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of February 14, 2007, the Company was current with its SEC regulatory filings and has remained current for filings thereafter.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of June 30, 2007, the Company had utilized $0.3 million of the standby commercial letter of credit limit of which $0.3 million serves as collateral for computer equipment leases for Ness (see Note 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of June 30, 2007, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure our standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of June 30, 2007, there was no outstanding balance on our revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of June 30, 2007 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2007 (remaining three months)	$1,094	$(69)	$1,025
2008	4,091	(277)	3,814
2009	3,348	(283)	3,065
2010	3,119	(294)	2,825
2011	1,540	(85)	1,455
Thereafter	1,261	—	1,261
Total minimum payments	$14,453	$(1,008)	$13,445

During the three months ended March 31, 2007, the Company paid the final payments on its capital lease obligations. Operating lease payments in the table above include approximately $5.6 million for operating lease commitments for facilities that are included in restructuring charges. As of June 30, 2007, the Company has $1.0 million in sublease income contractually committed for future periods relating to facilities under operating leases. See Note 5, Restructuring Charges, for further discussion.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ness Technologies

The Company entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for an additional one year term. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. On June 16, 2004, March 15, 2005, January 30, 2006, and May 30, 2006, September 11, 2006, and December 22, 2006 the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.6 million at June 30, 2007. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.3 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 10. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

The Company has entered into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. The Company may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, the Company enters into standard indemnification agreements with our customers, whereby the Company indemnifies them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of June 30, 2007.

The Company warrants that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that our maintenance and consulting services will be performed consistent

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under our product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of June 30, 2007.

NOTE 10—LITIGATION

Beginning in July 2001, the Company and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, holding that the actions could not be maintained as pled but clarifying that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs have until July 31, 2007 in which to file amended complaints against all Issuers, including Chordiant. If an appropriate settlement cannot be finalized, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

derivative action. The individual defendants filed motions to dismiss as well. The parties have agreed that the plaintiffs' opposition to the motions to dismiss will not be due until September 11, 2007, to permit the parties an opportunity to explore a resolution of this dispute. The hearing on the motion to dismiss is set for October 15, 2007.

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

NOTE 11—STOCK OPTION AND EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of June 30, 2007, there were approximately 2.7 million shares available for future grant and approximately 2.9 million options that were outstanding under the 2005 Plan. In January 2007, the Board amended the plan to increase the number of shares reserved for future issuance by 1.6 million shares. This amendment was approved by the stockholders at the 2007 annual meeting of stockholders’ held on April 24, 2007.

2000 Nonstatutory Equity Incentive Plan

As of June 30, 2007, there were approximately 0.5 million shares outstanding under the 2000 Plan. In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan.

1999 Non-Employee Directors’ Option Plan

As of June 30, 2007, approximately 0.3 million shares of common stock are available for future grant and 0.2 million are outstanding under the Non-Employee Directors’ Option Plan (“Directors’ Plan). In January 2007, the Board amended and restated the Directors’ Plan to decrease the number of shares reserved for future issuance upon the exercise of new options to 0.3 million shares and to eliminate the automatic increase provision. This amendment was approved by the stockholders at the 2007 annual meeting of stockholders’ held on April 24, 2007.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2006	2,621	3,688	$6.33
Authorized	1,766	—	—
Options granted	(1,298)	1,298	8.85
Options exercised	—	(965)	3.94
Cancellation of unvested restricted stock	133	—	—
Options cancelled	(222)	(408)	8.73
Balance at June 30, 2007	3,000	3,613	$7.71

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 06/30/2007 of $15.66	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 06/30/07 of $15.66
$0.35 – 4.25	519	6.16	$3.29	$6,431	452	$3.17	$5,681
4.50 – 7.05	517	7.15	5.96	5,014	371	5.84	3,640
7.08 – 7.88	441	7.98	7.46	3,617	170	7.44	1,401
7.98 – 8.15	440	8.45	7.98	3,376	155	7.99	1,188
8.25 – 8.25	950	9.63	8.25	7,039	120	8.25	888
8.28 – 10.43	400	8.10	9.26	2,557	189	9.67	1,135
10.53 – 45.00	346	7.49	13.69	860	206	13.78	567
$0.35 – 45.00	3,613	8.06	$7.71	$28,894	1,663	$7.07	$14,500

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $15.66 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was approximately 1.6 million. As of June 30, 2007, approximately 1.7 million outstanding options were exercisable, and the weighted average exercise price was $7.07. The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $0.9 million and $5.2 million, respectively, and $0.5 million and $1.2 million for the three and nine months ended June 30, 2006, respectively. The fair value of options vested was $2.0 million and $2.9 million for the three and nine months ended June 30, 2007 and $2.5 million and $4.5 million for the three and nine months ended June 30, 2006, respectively. As of June 30, 2007, total unrecognized compensation costs related to non-vested stock options was $5.5 million, which is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

The Company had zero unvested restricted stock awards as of June 30, 2007. Approximately 0.1 million and 0.3 million shares of restricted stock vested during the three and nine months ended June 30, 2007, respectively. There were no shares of restricted stock awarded during the three and nine months ended June 30, 2007.

The Company settles stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for the three and nine months ended June 30, 2007 and 2006, respectively, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Stock-based compensation expense:
Cost of revenues, service	$63	$92	$224	$176
Sales and marketing	(1)	571	565	1,907
Research and development	134	124	396	252
General and administrative	169	669	1,049	1,359
Total stock-based compensation expense	$365	$1,456	$2,234	$3,694

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $5.96 and $5.43 per share, respectively, and for the nine months ended June 30, 2007 and 2006 was $4.29 and $5.05, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Expected lives in years	3.3	3.9	3.5	3.9
Risk free interest rates	4.7%	5.1%	4.7%	4.8%
Volatility	59%	86%	63%	89%
Dividend yield	0%	0%	0%	0%

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

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and nine months ended June 30, 2007 was based on our historical forfeiture experience.

During the quarter, the Company completed its 409A tender offer which resulted in the modification of certain options. The Company increased the exercise price of options previously issued at a discount to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. When combined with the related cash bonus to be paid to the option holders in connection with the exchange, the net charge to compensation expense during the quarter was $0.1 million.

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

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
License Revenue:
Enterprise solutions	$10,442	$8,517	$26,607	$23,631
Marketing solutions	2,119	1,031	4,375	6,196
Decision management solutions	1,533	709	9,155	2,761
Total	$14,094	$10,257	$40,137	$32,588

The following table summarizes service revenue consisting of consulting assistance and implementation, customization and integration and post-contract customer support, training and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service Revenue:
Enterprise solutions	$16,109	$11,846	$38,455	$30,244
Marketing solutions	3,953	3,481	9,462	9,896
Decision management solutions	2,605	1,442	4,411	3,128
Total	$22,667	$16,769	$52,328	$43,268

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

North America	$23,101	$16,070	$45,796	$48,173
Europe	13,660	10,956	46,669	27,683
Total	$36,761	$27,026	$92,465	$75,856

Included in foreign revenue results for Europe is revenue from the United Kingdom of $6.3 million and $22.1 million for the three and nine months ended June 30, 2007 and $8.2 and $18.3 million for the three and nine months ended June 30, 2006, respectively.

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	June 30, 2007	September 30, 2006

North America	$1,667	$1,844
Europe	1,043	786
Total	$2,710	$2,630

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

Total revenue for the quarter ended June 30, 2007 increased 36% to $36.8 million from $27.0 million in the same quarter of the prior year. This increase was driven by a $3.8 million increase in license revenue and a $5.9 million increase in service revenue. This increase was primarily due to the recognition of license revenue in the current period related to transactions that were completed in prior periods. These transactions involved significant implementation services which require revenue recognition using the percentage-of-completion accounting methodology. The increase in service revenue was primarily driven by an increase in consulting revenue of $3.1 million and an increase in support and maintenance revenue of $2.7 million.

Total revenue for the nine months ended June 30, 2007 increased 22% to $92.5 million from $75.9 million in the same quarter of the prior year. This increase was driven by a $7.5 million increase in license revenue and a $9.1 million increase in service revenue. The license revenue growth was the result of a greater number of licenses sold for the period compared to the same period of the prior year. The increase in service revenue was primarily driven by an increase in consulting revenue of $4.0 million and an increase in support and maintenance revenue of $6.0 million offset by a decrease in training revenue.

It is typical to see an increase in consulting revenue when we have an increase in license revenue as our customers typically request us to assist with their implementation efforts. The increase in support and maintenance revenue is expected as we continue to add new licenses to our existing base of licenses at a rate greater than customers opting not to renew their annual support and maintenance contracts.

Software Industry Consolidation and Possible Increased Competition

The software industry in general is continuing to undergo a period of consolidation, and there has been recent consolidation in sectors of the software industry in which we operate. In May 2007, Oracle announced its plan to buy Agile Software. In April 2007, Oracle purchased Hyperion Solutions Corporation, a provider of performance management software. During 2006, Oracle completed the acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India, acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Also, during 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry.

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

Financial Trends

Backlog. An increasingly material portion of our revenues have been derived from large customer transactions. For some of these transactions, our contractual services commitment to the customer can require us to provide services to the customer over a period greater than one year. If the services delivery period is over a prolonged period of time it will cause the associated backlog to be recognized as revenue over a similar period of time. As of June 30, 2007 and 2006, we had approximately $87.6 million and $28.9 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. This increase in backlog is partially reflected in the growth of deferred revenue recorded on our balance sheet. For the period ended June 30, 2006 to June 30, 2007 deferred revenue increased $51.6 million due to an increase of $29.1 million in short-term deferred revenue and a $22.5 million increase in long-term deferred revenue. The increase in long-term deferred revenue was primarily driven by entering into multi-year support and maintenance contracts with our customers. Backlog is comprised of:

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

In the June 2007 quarter, as in the prior two quarters, we continue to enter into large customer orders resulting in a significant portion of our near term license revenues being recognized under the percentage-of-completion method of accounting such that our deferred revenue balance has increased. These orders will require consulting services that are essential to the functionality of the respective licenses.

Implementation by Third Parties. Over time as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues, certain agreements with customers may transition from a contract accounting model (SOP 81-1) to a more traditional revenue model whereby revenues are recorded upon delivery.

Service Revenue. Service revenue as a percentage of total revenues was 62% for the three months ended June 30, 2007 and 2006 and 57% for the nine months ended June 30, 2007 and 2006. We expect over time that service revenue will represent approximately between 50% and 60% of our total revenue in the near term.

Revenues from International Customers versus North America Revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended June 30, 2007 and 2006, international revenues were $13.7 million and $11.0 million, or approximately 37% and 41% of our total revenues, respectively. For the nine months ended June 30, 2007 and 2006, international revenues were $46.7 million and $27.7 million, or approximately 50% and 36% of our total revenues, respectively. The significant increase in international revenue for the three and nine months ended June 30, 2007 was due to an improved economy for the region as well as an improved sales production for the region resulting from the new management team that was put in place nine months ago. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. International revenues were favorably impacted for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, as both the British Pound and the Euro increased in average value by approximately 9% and 7%, respectively, as compared to the U.S. Dollar.

For the three months ended June 30, 2007 and 2006, North America revenues were $23.1 million and $16.1 million, or approximately 63% and 59% of our total revenues, respectively. For the nine months ended June 30, 2007 and 2006, North America revenues were $45.8 million and $48.2 million, or approximately 50% and 64% of total revenues, respectively.  We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 97% and 96% for the three months ended June 30, 2007 and 2006, respectively, and 96% for the nine months ended June 30, 2007 and 2006. The 1% increase for the June 30, 2007 quarter is primarily attributable to a decrease in royalty expense resulting from product design improvements reducing the inclusion of third party components in our products. In addition, the margin improved as a function of the fixed periodic amortization costs associated with capitalized software costs being compared to a larger license amount quarter-over-quarter. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenue were 59% and 47% for the three months ended June 30, 2007 and 2006, respectively, and 57% and 46% for the nine months ended June 30, 2007 and 2006, respectively. The increase in gross margins for the three months period ending June 30, 2007 is primarily due to improved consulting services utilization rates and increased support and maintenance revenue. We expect that gross margins on service revenue to range between 55% and 60% in the foreseeable future. Margins can be negatively impacted during, and immediately following, periods in which professional service department headcounts increase, as resources are not immediately billable.

Costs related to compliance with the Sarbanes-Oxley Act of 2002. Significant professional service costs are included in general and administrative expenses associated with efforts to comply with the Sarbanes-Oxley Act of 2002. For the three months ended June 30, 2007 and 2006, these costs were $0.2 million and $0.5 million, respectively. For the nine months ended June 30, 2007 and 2006, these costs were $0.4 million and $1.0 million, respectively. While these costs are expected to decline on an annual basis as compared to the costs incurred for the year ended September 30, 2006, the level and timing of the decline is uncertain.

Costs Related to Stock Option Investigation. Significant professional service costs are included in general and administrative expenses associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 31, 2007. This issue is more fully described in the Note 2 of the Consolidated Financial Statements in our 2006 Form 10-K. For the nine months ended June 30, 2007, these costs were $1.8 million. We have not incurred any additional costs since the quarter ended March 31, 2007 and do not expect to incur such costs in future periods.

Cost to Amend Eligible Options. In July 2006, our Board of Directors (the “Board”) initiated a review of our historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee determined that the correct measurement dates for a number of stock option grants made by us during the period 2000 to 2006 (“Review Period”) differ from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of our common stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. As such, these affected stock options are deemed, for accounting purposes, to have been granted at a discount. Based on the determination made for accounting purposes, the discounted options (for accounting purposes) may now be deemed to have been granted at a discount for tax purposes, which may expose the holders of these impacted stock option grants to potentially adverse tax treatment under Section 409A of the Internal Revenue Code and state law equivalents. As more fully described on Form SC TO-I with the SEC on March 29, 2007, Chordiant offered certain optionees the opportunity to increase the exercise price of the discounted options to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. On April 26, 2007, eligible optionees finalized their election of this offer and will receive a cash payment equal to the price differential of the Amended Options. These payments will be treated as bonus payments. These cash payments will be approximately $0.3 million and will be paid out in January 2008. The cost of these bonus payments were fully accrued during the three months ended March 31, 2007.

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

Accordingly, during the quarter ended December 31, 2006, we recorded a pre-tax cash restructuring charge of $6.5 million. The charge is composed of $1.7 million for severance and benefits costs and $4.8 million for exiting excess facilities. The facilities are subject to operating leases expiring through 2010. The Company anticipates that approximately $5.4 million of the charge will result in cash expenditures. $1.1 million of the charge is associated with non-cash charges for the write-off of leasehold improvements and the reversal of a favorable purchase price adjustment related to the France office lease. During the three months ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs. Also during the three months ended March 31, 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. As of June 30, 2007, $0.5 million of the facilities charges has been paid and the remaining $3.1 million of facilities charge is expected to be paid over the remaining term of the lease. All obligations related to severance and benefits have been paid as of June 30, 2007.

Prior Restructuring. During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded a charge associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructure charge was recorded in 2002. This change in estimate resulted in a $0.3 million charge to restructuring expense in the three months ended March 31, 2007.

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

At the time we enter into a transaction, we assess whether any services included within the arrangement related to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenue using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”).

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $31.5 million (including long-term accounts receivable of $1.0 million) with an allowance for doubtful accounts of $0.3 million as of June 30, 2007. Our gross accounts receivable balance was $19.1 million with an allowance for doubtful accounts of $0.1 million as of September 30, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debt expense reflected in the Condensed Consolidated Statements Of Operations has not been material and has been within management’s expectations.

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

In connection with the Company’s restatement of its Condensed Consolidated Financial Statements, the Company has applied judgment related to revised measurement dates for prior options grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the Explanatory paragraph and in Note 3 of our Annual Report on Form 10-K for the year ended September 30, 2006 (“2006 Form 10-K”) filed with the SEC.

Accounting for Income Taxes. As part of the process of preparing our Condensed Consolidated Financial Statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Condensed Consolidated Statements Of Operations.

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of June 30, 2007, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carry forwards and foreign tax credits. Deferred tax assets have been fully reserved for in all periods presented. We were profitable for the quarters ended March 31, 2007 and June 30, 2007 and if we continue to be profitable in the near term, we will need to reevaluate the 100% valuation allowance.

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

In preparing our Condensed Consolidated Financial Statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statements of operations or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If any subsidiary’s functional currency were deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements would be included in cumulative translation adjustments. However, if the functional currency were deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statements of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be recognized in our statements of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statements of operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and losses are included as part of accumulated other comprehensive income within our balance sheet for all periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At June 30, 2007, approximately $47.9 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007		2006		2007		2006

Statements of Operations Data:
Revenues:
License	$14,094	38%	$10,257	38%	$40,137	43%	$32,588	43%
Service	22,667	62	16,769	62	52,328	57	43,268	57
Total revenues	36,761	100	27,026	100	92,465	100	75,856	100
Cost of revenues:
License	419	1	398	2	1,456	2	1,360	2
Service	9,264	25	8,965	33	22,353	24	23,217	31
Amortization of intangible assets	303	1	303	1	908	1	908	1
Total cost of revenues	9,986	27	9,666	36	24,717	27	25,485	34
Gross profit	26,775	73	17,360	64	67,748	73	50,371	66
Operating expenses:
Sales and marketing	9,065	25	7,976	29	24,643	26	24,876	33
Research and development	7,328	20	7,780	29	20,919	23	18,159	24
General and administrative	4,584	12	4,842	18	15,490	17	14,806	19
Restructuring expense	—	—	—	—	6,727	7	—	—
Total operating expenses	20,977	57	20,598	76	67,779	73	57,841	76
Income (loss) from operations	5,798	16	(3,238)	(12)	(31)	—	(7,470)	(10)
Interest income, net	682	2	329	1	1,478	2	809	1
Other income (expense), net	213	1	(623)	(2)	377	—	(536)	(1)
Income (loss) before income taxes	6,693	19	(3,532)	(13)	1,824	2	(7,197)	(10)
Provision for income taxes	240	1	150	1	1,146	1	441	—
Net income (loss)	$6,453	18%	$(3,682)	(14)%	$678	1%	$(7,638)	(10)%

Comparison of the Three and Nine Months Ended June 30, 2007 and 2006 (Unaudited)

Revenues

Total revenues increased $9.7 million, or 36%, to $36.8 million for the three months ended June 30, 2007 compared to $27.0 million for the three months ended June 30, 2006. This increase was due to a 37% increase in license revenue and a 35% increase in service revenue. Total revenues increased $16.6 million, or 21.9%, to $92.5 million for the nine months ended June 30, 2007 compared to $75.9 million for the nine months ended June 30, 2006. This increase was due to a 23% increase in license revenue and a 21% increase in service revenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. Products licensed with essential consulting services is generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. Due to several large customer orders signed during the past three quarters ending June 30, 2007, a significant portion of our near term license revenue is expected to be recognized under the percentage-of-completion method of accounting. These orders will require consulting services that are essential to functionality of the respective licenses. The following table sets fourth our license revenue by product emphasis for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
License Revenue:
Enterprise solutions	$10,442	$8,517	$1,925	23%	$26,607	$23,631	$2,976	13%
Marketing solutions	2,119	1,031	1,088	106	4,375	6,196	(1,821)	(29)
Decision management solutions	1,533	709	824	116	9,155	2,761	6,394	232
Total license revenue	$14,094	$10,257	$3,837	37%	$40,137	$32,588	$7,549	23%

Total license revenue increased by $3.8 million and $7.5 million for the three and nine months ended June 30, 2007, respectively, as compared to the same comparable periods in the prior year. Included in the license revenue for the nine months ended June 30, 2007 was the third in a series of term licenses sold to the same customer in the amount of $1.3 million. The first $5.0 million term license was sold in the period ending March 31, 2006, following its expiration a second $2.5 million term license was sold in the period ending June 30, 2006. After the expiration of the second term license, the third $1.3 million term license was sold in October 2006. The three term licenses totaled $8.8 million and were non-cancelable, non-refundable and provided on an unsupported basis; accordingly, revenue was recognized in full upon delivery of the software as there were no undelivered elements. These individual term licenses were negotiated with the customer as single, discrete arrangements for purposes of evaluating and testing the software.

After the conclusion of the third license term, the customer concluded its evaluation of the product and purchased a separate perpetual license for existing products and a product that had yet to be delivered. Accordingly, because one product had yet to be delivered, for the periods ending December 31, 2006 and March 31, 2007, we deferred all associated revenue with this order, including the related services revenue and services costs associated with the implementation of the software licenses. In the period ended June 30, 2007, the undelivered product was delivered and we began to recognize the deferred revenue and the deferred consulting costs. At June 30, 2007, the aggregate $20.0 million value of this agreement has been allocated as follows: $12.3 million to license fees, $7.3 million to support and maintenance fees expected to be recognized over the next five year period, and $0.4 million to consulting fees. The deferred license revenue is being recognized on a percentage-of-completion basis due to the essential services required for the functionality of the software. By the time the future product delivery occurred in the June 30, 2007 quarter a large percentage of the project hade been completed for which no revenue had previously been recognized. This resulted in the Company recognizing $8.0 million of license revenue in the period and was the primary reason for the increase in license revenue for the three and nine months ended June 30, 2007.

In addition to the aforementioned item, the increase in license revenue for the nine months ended June 30, 2007 included the recognition of license revenue in the period associated with a large customer transaction that was entered into during the December 2006 quarter totaling $14.0 million that included both license and support elements. This transaction involved essential implementation services which were not delivered as of the end of the December 31, 2006 quarter; therefore, all license revenue was deferred. At March 31, 2007, no additional Chordiant supplied professional service resources were required, consequently, we recognized 100% of the $8.8 million allocated to license revenue associated with this transaction.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For other service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Service Revenue:
Enterprise solutions	$16,109	$11,846	$4,263	36%	$38,455	$30,244	$8,211	27%
Marketing solutions	3,953	3,481	472	14	9,462	9,896	(434)	(4)
Decision management solutions	2,605	1,442	1,163	81	4,411	3,128	1,283	41
Total service revenue	$22,667	$16,769	$5,898	35%	$52,328	$43,268	$9,060	21%

Total service revenue increased 35% for the three months ended June 30, 2006 as compared to June 30, 2007. The $5.9 million increase is primarily related to increases of $3.0 million in consulting revenue, $2.7 million in support and maintenance revenue, $0.3 million in reimbursement of out-of-pocket expense revenue offset by a decrease of $0.1 million in training revenue. The increase in consulting revenue and support and maintenance revenue is a result of the increase in the level of license revenue activity during the period and improved utilization of the professional services staff.

Total service revenue increased 21% for the nine months ended June 30, 2006 as compared to June 30, 2007. The $9.0 million increase is primarily related to increases of $6.0 million in support and maintenance revenue, $4.0 million in consulting revenue, $0.1 million in reimbursement of out-of-pocket expense revenue offset by a decrease of $1.1 million in training revenue. The increase in consulting revenue and support and maintenance revenue is a result of the increase in the level of license revenue activity during the period and improved utilization of the professional services staff.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Quarterly amortization expense associated with this product is $0.2 million. Amortization of these costs is expected through 2008. The following table sets forth our cost of license revenues for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Cost of license revenue	$419	$398	$21	5%	$1,456	$1,360	$96	7%
Percentage of total revenue	1%	2%			2%	2%

The cost of license revenue increase from the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2007 is primarily due to an increase in royalty expense resulting from a 37% and 23% growth in license revenue for the periods, respectively.

Service

Cost of service revenue consists primarily of personnel and related costs (including stock-based compensation), third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, post-contract customer support services. The following table sets forth our cost of service revenue for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%

Cost of service revenue	$9,264	$8,965	$299	3%	$22,353	$23,217	$(864)	(4)%
Percentage of total revenue	25%	33%			24%	31%

Cost of service revenue increased by 3% from the three months ended June 30, 2006 to the three months ended June 30, 2007. During the quarter ended December 31, 2006, we completed a sales transaction involving licenses and essential consulting services to the functionality of the software. The licenses included a product to be delivered to the customer in the future. Due to this undelivered license element and the consulting services being essential to the functionality of the licenses, all license revenue, consulting revenue and consulting costs were deferred until the delivery of the final license element occurred. During the quarter ended June 30, 2007, we delivered this undelivered element and began to recognize the associated license and service revenue as well as the costs that were incurred in the prior periods yet deferred. This resulted in an increase in service costs for the period.

Cost of service revenue decreased by 4% from the nine months ended June 30, 2006 to the nine months ended June 30, 2007. This change is primarily due to a decrease in personnel and related costs of $1.7 million associated with a decrease in headcount which was offset by an increase in consulting costs of $0.9 million.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies,

customer lists and tradenames resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Amortization of intangible assets	$303	$303	$—	—%	$908	$908	$—	—%
Percentage of total revenue	1%	1%			1%	1%

We expect amortization expense for intangible assets to be $0.3 million for the remaining quarter of fiscal year 2007 and $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, stock-based compensation, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%

Sales and marketing expense	$9,065	$7,976	$1,089	14%	$24,643	$24,876	$(233)	(1)%
Percentage of total revenue	25%	29%			26%	33%

Sales and marketing expense increased from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to an increase of $0.8 million for sales and marketing programs and a $0.3 million in personnel and related expenses.

Sales and marketing expense decreased from the nine months ended June 30, 2006 to the nine months ended June 30, 2007, primarily due to a decrease of $1.4 million in personnel and related expenses due to a decrease in headcount offset by an increase of $1.2 million for sales and marketing programs.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation (including stock-based compensation), benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%

Research and development expense	$7,328	$7,780	$(452)	(6)%	$20,919	$18,159	$2,760	15%
Percentage of total revenue	20%	29%			23%	24%

Research and development expense decreased from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to a $1.1 million decrease for outsourced research and development expenses, offset by an increase of $0.6 million in personnel and related expenses. The increase in personnel costs was driven by an increase in average headcount for the comparative periods.

Research and development expense increased from the nine months ended June 30, 2006 to the nine months ended June 30, 2007, primarily due to a $2.7 million increase in personnel and related expenses. The increase in personnel costs was driven by an increase in average headcount for the comparative periods.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%

General and administrative expense	$4,584	$4,842	$(258)	(5)%	$15,490	$14,806	$684	5%
Percentage of total revenue	12%	18%			17%	19%

General and administrative expense decreased from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to a decrease of $0.2 million in personnel and related expenses as average headcount slightly decreased period to period.

General and administrative expense increased from the nine months ended June 30, 2006 to the nine months ended June 30, 2007, primarily due to an increase of $0.7 million in professional fees associated with the stock option investigation and resulting financial statement restatement that was completed in the March 31, 2007 quarter.

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

During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs. Also during the March 31, 2007 quarter, we negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period.

Prior Restructuring. During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded a charge associated with the long term lease which expires in January 2011. In the March 31, 2007 quarter, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructure charge was recorded in 2002. This change in estimate resulted in a $0.3 million charge to restructuring in the quarter ending March 31, 2007.

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Cost of revenues – service	$63	$92	$224	$176

Sales and marketing	(1)	571	565	1,907
Research and development	134	124	396	252
General and administrative	169	669	1,049	1,359
Total operating expense	302	1,364	2,010	3,518
Total stock-based compensation expense	$365	$1,456	$2,234	$3,694

Stock-based compensation expense included in cost of revenues and operating expenses decreased from the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2007, primarily due to forfeitures in the current period associated with stock options and restricted stock awards granted to senior executives of the Company who were terminated in prior periods. These executives were in the sales and general administrative areas. We do not expect to receive such benefits from senior executive forfeitures in the near future.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and marketable securities offset by interest expense incurred in connection with capital equipment leases. The following table sets forth our interest income, net for the three months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Interest income, net	$682	$329	$353	107%	$1,478	$809	$669	83%
Percentage of total revenue	2%	1%			2%	1%

Interest income, net increased from the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2007, primarily due to an increase in our cash, cash equivalents and marketable securities balances residing in interest-bearing accounts for the comparative period. In addition, during the quarter ended June 30, 2007, the Company transferred a portion of its funds into marketable securities which earn a higher return of interest than other investments the Company utilized in the prior year. During the quarter end June 30, 2007, the capital equipment lease obligations were paid in full and associated interest expense was reduced.

Other Income (Expense), Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets forth our other income (expense), net for the three months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Other income (expense), net	$213	$(623)	$836	134%	$377	$(536)	$913	170%
Percentage of total revenue	1%	2%			—%	1%

Other income increased from the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2007, primarily due to higher transaction gains as well as gains associated with the re-measurement of our short-term intercompany balances.

Provision for Income Taxes

These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries, US alternative minimum taxes, and certain state taxes. The following table sets forth our provision for income taxes for the three and nine months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Provision for income taxes	$240	$150	$90	60%	$1,146	$441	$705	160%
Percentage of total revenue	1%	1%			1%	—%

The provision for income taxes increased from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to the Company expecting to incur alternative minimum tax in the U.S. as a result of the Company generating taxable income in the current period versus a taxable loss in the prior year.

The provision for income taxes increased from the nine months ended June 30, 2006 to the nine months ended June 30, 2007, primarily due to an unrecoverable $0.5 million withholding tax payment related to a sales transaction that occurred in Turkey during the March 31, 2007 quarter. The Company is expecting to incur alternative minimum tax in the U.S. as a result of the Company generating taxable income on a year to date basis versus a taxable loss in the prior year. Excluding any unrecoverable withholding tax obligations occurring in the final three months of the fiscal year, we expect our tax provision to be approximately 1% of revenues.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Historically, we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. Currently, in addition to generating profits for the most recent two quarters, we have generated significant cash from operations for the nine months ended June 30, 2007 eliminating the immediate need to finance operations through the issuance of our common stock. It is anticipated that we will continue to generate cash from operations or financing activities in excess of the cash requirements of the Company for the remainder of our fiscal year.

Our cash, cash equivalents, restricted cash are principally held in operating accounts, money market accounts, commercial paper and certificates of deposit and our marketable securities are invested in corporate bonds. The balances of these accounts totaled $85.4 million and $45.8 million at June 30, 2007 and September 30, 2006, respectively, an increase of $39.6 million, or 86%.

Operating Activities

Cash provided by operating activities was $36.4 million during the nine months ended June 30, 2007, which consisted primarily of our net income of $0.7 million adjusted for non-cash items (primarily depreciation, amortization, provision for doubtful accounts, loss on disposal of assets, other non-cash charges and non-cash stock-based compensation expense) aggregating approximately $6.2 million and the net cash inflow effect from changes in assets and liabilities of approximately $29.5 million. This net cash inflow was primarily related to changes in deferred revenue of $46.0 million and other assets of $1.8 million offset by changes in accounts receivable of $14.0 million, accounts payable of $3.6 million, and prepaid expenses and other current assets of $1.0 million. The increase in deferred revenue is the result of sales transactions that were completed during the nine month period ended June 30, 2007 for which revenue will not be recognized until subsequent periods.

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

Investing Activities

Cash used for investing activities was $13.3 million during the nine months ended June 30, 2007. This use of cash was primarily for the purchase of $11.5 million of marketable securities, the purchase of $1.8 million of property and equipment, and $0.2 million associated with capitalized software development costs paid to a third party. The majority of the property and equipment purchased was associated with the closure of the old European headquarters office and the opening of the new smaller European headquarters office during the period. The remainder of the property and equipment purchases was for day-to-day operations. The capitalization of development costs was to port one of our existing products to a new architecture platform.

Cash provided by investing activities was $0.8 million during the nine months ended June 30, 2006. This cash was primarily derived from proceeds from the release of restricted cash of $1.9 million, offset by purchases of equipment and software of $1.0 million.

Financing Activities

Cash provided by financing activities was $3.7 million and $1.5 million during the nine months ended June 30, 2007 and 2006, respectively. This increase was primarily related to proceeds from stock option exercises of $3.8 million and $1.7 million for nine months ended June 30, 2007 and 2006, respectively. The increase in stock option proceeds for the period ended June 30, 2007 is a direct result of an increase in stock option exercise activity driven by an increase in the market value of our stock during the period.

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2.00 to 1.00, (iii) a liquidity ratio of at least 1.00 to 1.00 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of February 14, 2007, the Company was current with its SEC regulatory filings and has remained current for filings thereafter.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of June 30, 2007, we had utilized $0.3 million of the standby commercial letter of credit limit of which $0.3 million serves as collateral for computer equipment leases for Ness (see Note 9 to the Condensed Consolidated Financial Statements). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of June 30, 2007, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure our standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of June 30, 2007, there was no outstanding balance on our revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

Contractual Obligations and Off Balance Sheet Arrangements

We have entered into an agreement with Ness, effective December 15, 2003, wherein Ness will provide our customers with technical product support, a sustaining engineering function, product testing services, and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for an additional one year term. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. In addition, upon our approval or at our direction, Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness Technologies India Ltd. has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.3 million in guarantee of Ness Technologies India, Ltd.’s financial commitments under the lease. Management believes that the likelihood of the performance of the guarantee being called is remote.

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

Future minimum payments due under lease obligations as of June 30, 2007 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2007 (remaining three months)	$1,094	$(69)	$1,025
2008	4,091	(277)	3,814
2009	3,348	(283)	3,065
2010	3,119	(294)	2,825
2011	1,540	(85)	1,455
Thereafter	1,261	—	1,261
Total minimum payments	$14,453	$(1,008)	$13,445

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

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 10. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007.

We have entered into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agree to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007.

We enter into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of June 30, 2007.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cash and marketable securities that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2007 (in thousands):

	June 30, 2007	Fair Value	Average Interest Rates
Restricted cash in short-term investments	$304	$304	3.5%
Marketable securities	11,587	11,587	5.3%
Total restricted cash and marketable securities	$11,891	$11,891	5.3%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, commercial paper, short-term certificates of deposit and marketable securities. We invest our excess cash in money market accounts, commercial paper, certificates-of-deposit, and marketable securities with less than one year of maturity.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash and marketable securities, the Company performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rates of 100 basis points. Assuming consistent investment levels, interest income for the three and nine months ended June 30, 2007 would decline by $0.1 million and $0.1 million, respectively.

Foreign Currency Risk. A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and Canadian Dollars. International revenues from our foreign subsidiaries accounted for approximately 50% of total revenues for the nine months ended June 30, 2007. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Additionally, two of our foreign subsidiaries hold cash equivalent investments in currencies other than its respective local currency. Such holdings increase our exposure to foreign exchange rate fluctuations. As exchange rates vary, the holdings may magnify foreign currency exchange rate fluctuations or upon translation or adversely impact overall expected profitability through foreign currency losses incurred upon the sale or maturity of the investments. At June 30, 2007, approximately $47.9 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of June 30, 2007 were not effective.

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

Material Weaknesses Reported for the Year ended September 30, 2006

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC, the following material weaknesses existed as of September 30, 2006:

Control Activities Relating to Stock Option Grants:

In connection with the restatement discussed in Note 2 – “Restatement relating to stock-based compensation” in the Notes to Condensed Consolidated Financial Statements, we recorded $8.3 million of additional pre-tax non-cash stock based compensation expense and associated withholding tax exposure related to stock option grants that occurred in the fiscal periods 2000 thru 2006.  The Company did not maintain effective control over the granting of stock options and its accounting for its non-cash stock-based compensation and related financial statement disclosures, since the method by which the Company originally valued certain common stock and amortized deferred stock-based compensation for such common stock were determined to be incorrect. Our current management has determined that a majority of the control deficiency relates to the finalization of granting stock options.  This control deficiency resulted in adjustments to the Company’s fiscal year 2006 annual and interim financial statements. Further, this control deficiency could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting:

As of the date of this filing, in addition to the corrective actions disclosed in our Form 10-K filed on February 9, 2007, management has initiated the following corrective actions:

•	Training has been completed for those involved in the stock-based compensation process on accounting issues.

•	Mandatory training covering the relevant issues has been completed for the sales department staff.

Other than the corrective actions noted above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described, management has made significant efforts to remediate the material weaknesses in its internal control over financial reporting. Management will continue its efforts and the Audit Committee will continue to monitor the effectiveness of our internal control over financial reporting, including those pertaining to stock option grants and the training of our sales team, on an ongoing basis and will take further action, as appropriate. We are currently in the process of testing our enhanced controls, however, as of June 30, 2007, the testing of the effectiveness of our remediation efforts have not been completed. While none of the material weaknesses has been fully remediated, management believes significant progress has been made to do so.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning in July 2001, we and certain of our officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that we, the Individuals, and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, holding that the actions could not be maintained as pled but clarifying that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs have until July 31, 2007 in which to file amended complaints against all Issuers, including Chordiant. If an appropriate settlement cannot be finalized, then this action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. The individual defendants filed motions to dismiss as well. The parties have agreed that the plaintiffs' opposition to the motions to dismiss will not be due until September 11, 2007, to permit the parties an opportunity to explore a resolution of this dispute. The hearing on the motion to dismiss is set for October 15, 2007.

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

This review of our historical stock option granting practices and the associated litigation has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

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

While the Company was profitable for the three months ended March 31, 2007 and June 30, 2007, we incurred losses of $10.7 million for the three months ended December 31, 2006 and $16.0 million for fiscal year-ended 2006. As of June 30, 2007, we had an accumulated deficit of $232.3 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results.

* Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended June 30, 2007, Citicorp Credit Services, Inc. and Turkieye Is Bankasi, A.S. accounted for 44% and 10% of our total revenue, respectively. For the nine months ended June 30, 2007, Citicorp Credit Services, Inc. and IBM accounted for 21% and 20% of our total revenue, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the nine months ended June 30, 2007, international revenues were $46.7 million or approximately 50% of our total revenues. For the nine months ended June 30, 2006, international revenues were $27.7 million or approximately 36% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with licensing products and servicing customers in foreign markets;

•	Economic downturns and political uncertainty in international economies;

•	Expectations of European economic growth that is lower than for the U.S.;

•	Income tax withholding issues in countries in which we do not have a physical presence, resulting in non-coverable tax payments;

•	Doing business and licensing our software to customers in countries with weaker intellectual property protection laws and enforcement capabilities.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income. Additionally we closed our only French office in the first quarter of 2007.  The absence of a business office in France may harm our ability to attract and retain customers in that country.

*Our known backlog of business may not result in revenue.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. Additionally, we anticipate that on average, these orders will require more time for deployment than has historically been the case. We define backlog as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

* Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 50% of our total sales for the nine months ended June 30, 2007. Our international sales comprised 36% of our total sales for the nine months ended June 30, 2006. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the nine months ended June 30, 2007, we had an unrealized foreign currency translation gain of approximately $0.4 million.

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

In addition, recent continuing consolidation in the software industry during 2006 may indicate that we will face new competitors in the future. Within the year Oracle completed an acquisition of i-flex Solutions Ltd., a banking software maker headquartered in Mumbai, India. In 2005 Oracle had purchased a 43% stake in the company. Also in 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Siebel Systems,

 Inc. was a competitor of ours. In April 2007, Oracle purchased Hyperion Solutions Corporation, a provider of performance management software. In May 2007, Oracle announced its plan to buy Agile Software. While we do not believe that either i-flex Solutions, Portal Software, Hyperion, DWL or Webify have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

*If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Increasingly, systems integrators are becoming a principal source of the Company’s new customers. Although, some aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. While we do not believe that either DWL or Webify had been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL and Webify may indicate that IBM will become a competitor of ours in the future. Over the last year, IBM has been an increasingly important partner for the Company and has facilitated several significant sales of our products to their customers. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with IBM and other systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a take over attempt from a competitor of such systems integrators.

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

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of June 30, 2007, we use the services of approximately 143 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

* We have incurred and may continue to incur, in future periods, significant stock-based compensation charges related to certain stock options and stock awards, which may adversely affect our reported financial results.

On October 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. For the three months ended June 30, 2007 and 2006, we recorded $0.4 million and $1.5 million of compensation expense associated with these awards. For the nine months ended June 30, 2007 and 2006, we recorded $2.2 million and $3.7 million of compensation expense associated with these awards. Although the effect from the adoption of SFAS 123(R) is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued, or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particular, we have recently had significant turnover of our executives as well as in our sales, marketing and finance organizations and many key positions are held by people who are new to the Company or to their roles. If these people are unable to quickly become familiar with the issues they face in their roles or are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel.

*To date, our sales have been concentrated in the financial services, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Aggregate sales of our products and services in the four large markets—financial services, insurance, telecommunications and retail markets accounted for approximately 99% and 96% of our total revenues for the nine months ended June 30, 2007 and 2006, respectively. We expect that revenues from these three markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 57% of our total revenues for the nine months ended June 30, 2007 and 2006. Gross margin on service revenue was 57% and 46% for the nine months ended June 30, 2007 and 2006, respectively. License revenues comprised 43% of our total revenues for the nine months ended June 30, 2007 and 2006. Gross margins on license revenues were 96% for the nine months ended June 30, 2007 and 2006.

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

*If we are unsuccessful in our initial attempt to deploy our software through a Software as a Service (SaaS) model could cause injury to our reputation and impair our ability to develop, market and sell our products under a SaaS model.

We recently entered into a license with a third party that will allow that third party to develop and host in their data centers, applications based on our software to provide services to their customers, most of whom are in markets that we do not currently penetrate.  As we have no previous experience in deploying our software in a SaaS model, a failure of this effort could have a detrimental effect to our ability to attract other third parties to use our software in their SaaS businesses.

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

In connection with the Company’s compliance with Section 404 under SOX for the fiscal years ended September 30, 2006 and 2005, we identified certain material weaknesses. In future periods, we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements; therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

Item 1B. Unresolved Staff Comments

On August 8, 2006, we received a comment letter from the staff of the Division of Corporation Finance of the SEC. Additional questions were received in comment letters received on October 27, 2006, January 25, 2007, and July 12, 2007. The comments from the staff were issued with respect to its review of our Form 10-K for the year ended September 30, 2005, our Forms 10-Q for the quarterly periods ended December 31, 2005 and March 31, 2006 and Forms 8-K filed on February 9, May 4, and August 8, 2006. The staff’s letters included comments relating the application of, and disclosures relating to, the percentage of completion method of accounting; the accounting for post-contract customer support; the accounting for arrangements that include a subscription element; and the presentation of non-GAAP operating results appearing in press releases. In the most recent comments, the staff requested additional clarifications of the allocation of revenue between services and licenses and the accounting for arrangements that include a subscription element.

On August 17, 2006, November 13, 2006, February 20, 2007, and July 26, 2007, we responded to the staff’s comments and included supplemental analyses and information requested by the staff. As of the date of the filing of this Form 10-Q, we are awaiting a response from the Division of Corporation Finance of the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2007, our Annual Meeting of Stockholders was held in Cupertino, California. Of the 32,469,788 shares outstanding and entitled to vote as of the record date of March 1, 2007, 27,561,441 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of two directors to hold office until the 2010 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified (ii) the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2007 (iii) the ratification to amend Chordiant’s 2005 Equity Incentive Plan (“the 2005 Plan”) to increase the number of shares authorized and reserved for issuance under the 2005 Plan by an additional 1,600,000 shares of common stock. (iv) the ratification to amend Chordiant’s 1999 Non-Employee Directors’ Option Plan (“Directors’ Plan) to decrease the number of share available for grant to 300,000 shares available for grant, establish that the fair market value of the exercise price of stock available for purchase under each option shall be 100% of the closing price of the common stock on the NASDAQ Global Market on the date of grant, and eliminate the automatic increase provision.

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

Stockholders’ approval to decrease the number of share available for grant to 300,000 shares available for grant, establish that the fair market value of the exercise price of stock available for purchase under each option shall be 100% of the closing price of the common stock on the NASDAQ Stock Market on the date of grant, and eliminate the automatic increase provision for the Directors’ Plan was ratified by the vote set forth below:

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

Dated: July 31, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 8-K dated February 1, 2006 and incorporated herein by reference).

10.1*	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.