Form 10-K
period 2007-09-30
CHORDIANT SOFTWARE INC
filed 2007-11-15
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007
OR
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

(408) 517-6100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 Par Value per Share	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter: $327,939,833.

As of October 31, 2007, there were 33,289,780 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III-Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s 2008 Annual Stockholder’s meeting.

CHORDIANT SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Annual Report contains certain information that is forward-looking in nature. This information is based on our current expectations, assumptions, estimates and projections about our business and our industry, and involves known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and those discussed elsewhere in this document. These and many other factors could affect the future financial and operating results of Chordiant. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report. All references to “Chordiant”, “we”, “us”, or “the Company” means Chordiant Software, Inc. and its subsidiaries except where it’s made clear that the term means only the parent company.

ITEM 1.	BUSINESS

Chordiant is an enterprise software company that delivers products and services that improve the “customer experience” in front-office processes for leading global companies primarily in the banking, insurance, healthcare, and telecommunications markets. Chordiant provides companies in these markets with innovative solutions that help them more effectively manage their customer interactions, offering “next best offers” for those customers based on pre-built business rules.

Our enterprise-scale software utilizes predictive decisioning, analytical modeling, and strategy formulation in real-time for decision management and execution at the point of sale. This capability enables organizations to improve the accuracy of marketing offers for retention, up-selling, cross selling, and modeling risk scenarios such as customer churn and the likelihood of default on payments.

We believe our solutions add business value and return-on-investment for our customers by reducing operational costs, and increasing employee productivity. These improvements are realized by automating key business processes and supporting organizational decision-making associated with the servicing, selling, marketing and fulfillment of customer requests across the enterprise. We offer solutions to our clients that include software applications, business processes, tools and services that will integrate their customer information and corporate systems to produce a real-time view of customers across multiple business channels. Our solutions offer businesses additional flexibility to create and set their policies and processes to control the quality of servicing, fulfillment and marketing offers to their customers.

On December 21, 2004, we acquired KiQ Limited, a privately held United Kingdom software company or KiQ, for an aggregate purchase price of approximately $20 million, which was comprised of $9.7 million in cash, $9.4 million in our common stock and approximately $0.9 million in associated transaction costs. Through this transaction, we acquired a decision management system that advances the state of analytics by exploiting the power of predictive data mining, analytical modeling, and strategy formulation into real-time decision management and execution. Products and patented technology acquired by us in this transaction enable organizations to significantly increase the accuracy of marketing offers for retention, up-selling, cross selling, and to model risk scenarios such as customer churn and likelihood to default on payments. With the addition of KiQ’s products and patented technology we are able to deliver a range of applications for real-time recommendation, retention, risk management and recruitment.

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

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of customers across multiple business channels integrating multiple lines of business. The solution suite is typically licensed as an integrated set of software products that include one or more vertical market applications running on top of a common layer of foundational technology and supporting tools. Chordiant’s software is based on open systems software standards that are widely adopted by our industry and capable of deployment throughout an enterprise’s information technology infrastructure. Chordiant software is built to be highly scalable and adaptable to a customer’s specific business requirements or technology infrastructure.

Products and Solutions

Historically, our products have been categorized into three general groups: Enterprise solutions (including the “Cx” Enterprise Foundation and Call Center and Customer Service Desktop products), Decision Management products, and the Marketing Director Suite of products. Our solutions are designed to address a variety of business needs within our four target vertical markets of banking, insurance, healthcare, and telecommunications:

•
Call Center and Customer Service Desktop (Call Center Advisor – Browser Edition): This product is a browser-based guided desktop for the effective management of customer contacts, service requests, and customer case history in the call center channel. The desktop is integrated with leading computer telephony integration products, working with our own queue-based work management to deliver ‘universal queues’ to the enterprise. This product is used by customer services professionals across all our target markets. It is designed to meet the high volume transaction and business processes common in enterprise contact centers. The desktop also acts as a delivery channel for our decision management and marketing products together with the other business applications that Chordiant offers.

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

•
Credit Card Disputes, Chargebacks and Fraud: These modular applications are designed to automate and optimize customer and mid-office functions associated with credit card dispute handling and fraud investigation and recovery. The products use Chordiant technology to implement the dispute and chargeback regulatory requirements of credit card associations to assist organizations in managing their compliance of these complex regulations. This application is used by customer service professionals in the credit card segment of banking to drive more cost effective, compliant handling of disputes and fraud cases.

•
Teller: A guided desktop product and supporting financial transaction components for retail bank tellers/cashiers or other cash-based desktop applications. This product is used in the banking and lending sectors by customer-facing staff in bank branches or stores to effectively process cash and related financial transactions on behalf of the customer. The solution utilizes the “Cx” (Customer Experience) Enterprise Foundation (described below) in providing company-wide case management, customer history, and work management between front office and back office operations.

•
Lending: Solutions and services which provide a common process-driven lending infrastructure across an organization to increase efficiency of loan originations, quoting, account opening and loan risk assessment and management such as required by Basel II. Our lending solutions are used in banking and lending by a variety of users and desktop applications.

•
Insurance: Solutions and services which provide a common process-driven insurance infrastructure and services across an organization to increase efficiency of case management, claims processing, quoting, and risk management. Our insurance solutions and services are used in the insurance sector by a variety of users and desktop applications.

•
Collections: This product is designed to deliver automation and operational efficiency to debt recovery and collections professionals. The first generally available release, consisting of core collections functions, was shipped in the third fiscal quarter of 2007. The product is designed to make extensive use of Chordiant’s Decision Management (CDM) technology to deliver real-time decisioning.

Technology

Chordiant applications share a common technology platform and set of development and configuration tools through our Cx Enterprise Foundation. Chordiant technology is built to scale to tens of thousands of users and integrate seamlessly into our customer’s IT infrastructure. Chordiant technology is generally built based on standards as defined in Java 2 Enterprise Edition (J2EE). Chordiant technology works alongside third party J2EE Application Servers, such as those from International Business Machines Corporation (IBM) and BEA Systems Inc.

Chordiant technology is based on Service Oriented Architecture (SOA). This architecture provides a framework for large or growing businesses to provide multi-channel interaction and process orchestration across multiple lines of business. The Cx Enterprise Foundation framework provides a pre-integrated environment that supports the business applications required by these large scale organizations.  With predictive decisioning built-in, organizations can utilize Chordiant technology to obtain customer behavioral insight and use this to drive the most appropriate business processes, guide staff through the best tasks to increase responsiveness, reduce errors, shorten cycle times, and present the most relevant offers to customers in each interaction.

•
Cx Enterprise Foundation: Foundation Server, Café, and Tools Platform: Consisting of a family of products with enterprise-wide process orchestration and case management at its core, the Chordiant Cx Enterprise Foundation product family provides a common, highly scalable base platform for all Chordiant solutions. The product family incorporates industry standards such as J2EE, model driven development, AJAX high performance thin client desktops, Java Server Faces (JSF), and enterprise open source technologies including Hibernate, and Apache Trinidad. The products are supported by process development and administration tools that use the Eclipse integrated development environment.

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

•
Decisioning: Consisting of flexible products and tools for adaptive decisioning, predictive decisioning, and rules, our Chordiant Decision Management (CDM) product family allows organizations to effectively drive application behavior based on industry or organizational models and logic. This capability allows business users advanced control over business priorities, and enables the business to refine offer and service management in real-time. CDM is a suite of products and comprises:

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

•
Chordiant Database Decisioning Services—The Chordiant Database Decisioning Server provides an application for data mining, analysis, and modeling to create the optimal decision logic and the appropriate decisions outcomes.

Chordiant Mesh Collaboration

Announced in fiscal year 2006, Chordiant Mesh is a collaborative development network where customers, partners, and Chordiant staff can work together on solutions to respond to customer initiatives. Chordiant Mesh is a development infrastructure layer that allows organizations to collaborate on a wide variety of solutions, components, and tools. By applying principles from open source projects to a member-driven high-end ecosystem, Chordiant Mesh facilitates far greater collaboration, agility, speed to market, transparency, and quality than customers are accustomed to receiving from traditional high-end enterprise software providers.

Key benefits of Chordiant Mesh are:

•	A fabric for the maintenance of infrastructure level code and reduction of customization and cost of ownership.
•	A set of tools and methodologies for building applications collaboratively with Chordiant and its partners.
•	Enables and enhances the IT systems “grid” to better support high value SOA − based applications.
•	Enhancement of the ability of IT departments to provide support, control and flexibility.
•
By leveraging open-source development models, Chordiant can take code revisions submitted by community members − customers, partners and Chordiant itself − and allow these to be incorporated into its products when appropriate.

This new Mesh development approach enables Chordiant to be in closer collaboration with its enterprise customers.

Strategic Direction

The Company is focused on solving problems for our global accounts through helping them improve the quality of the customer experience they deliver in the banking, insurance, healthcare, and telecommunications markets. Chordiant anticipates that it will increasingly deliver business-focused applications based on an open and adaptable core information technology, or IT, infrastructure that provides high levels of business agility and fast return on investment for enterprises by allowing rapid changes to their IT systems. Within the markets above, Chordiant will continue to develop domain-level solutions for these markets, focusing on the most mission-critical business processes facing our customers.

Customers

We target global brand leaders in our core markets. Our customers include: ING, Canada, Inc., HSBC Technology and Services (USA), Inc., Capital One Services, Inc., O2 (UK) Limited, Time Warner Cable, Inc., Covad Communication Company, 21st Century Insurance, T-Mobile, Lloyds TSB Bank plc, Bank of Ireland Group, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank AG, Canadian Tire Financial Services, Canadian Imperial Bank of Commerce, Halifax plc, British Telecommunications plc, Connecticut General Life Insurance Company, Citibank Credit Services Inc. (USA), and Sky Subscribers Services Limited. As we deploy new applications, we anticipate that a certain percentage of these and new customers will adopt these new applications and expand their investment in Chordiant products. For the year ended September 30, 2007, Citicorp Credit Services Inc. and IBM accounted for 23% and 16% of our total revenues, respectively.

Technology

Chordiant’s solutions and core technology are implemented using industry standard software that includes J2EE, XML, and Web Services. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with legacy and third party information technology systems.

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

Certain of our products use technology modules from third party technology providers including IBM, BEA Systems, Sun Microsystems, and certain other non-public entities. Our enterprise platform solutions support industry standard J2EE application servers including IBM WebSphere and BEA WebLogic. Our server software runs on UNIX server platforms from Sun Microsystems, IBM and Linux.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by selling and support efforts through business alliance partners such as IBM, Tata Consulting, Cap Gemini, BearingPoint, and Accenture, systems integrators and technology vendors. Our market focus is the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers.

The sales process generally ranges from six to eighteen months depending on the level of knowledge that prospective customers need about the use and benefits of our solutions and the involvement of systems integrators. During the sales process, we typically approach the senior management teams of the business and information technology departments of a prospective customer’s organization. We utilize sales teams consisting of sales and technical professionals who work with our systems integration partners to create company specific proposals, presentations and proof of concept demonstrations that address the needs of the business and its technology requirements.

Our corporate offices are located in Cupertino, California, and we maintain an applications development center in Bedford, New Hampshire. In Europe, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, and Munich. We have sales and support personnel in various additional locations in North America and Europe.

Our Services

We offer a comprehensive set of customer services including professional consulting services and product support and training services. We believe that providing high quality customer service is critical to achieving rapid product implementation and customer success.

Professional Services

We provide implementation consulting and customer support services to licensed customers through our worldwide professional services organization. Our professional services consulting teams often assist customers and systems integrator partners in the configuration and implementation of our software solutions.

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

In addition to our internal professional services organization, in calendar 2007, we renewed for one year our agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”),  that we originally entered into in 2003. Ness provides Chordiant with resources focused on technical product support, sustaining engineering product testing and product development through their global technical resources and operations center in Bangalore, India. Ness is an independent contracting company with global technical resources. The agreement with Ness may be extended for additional one year terms at our discretion.  Our agreement with Ness enables them, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.

Educational Services

We provide educational services to train and enable our systems integrators and customers to use our products and technologies. We offer a comprehensive series of training modules to provide the knowledge and skills to successfully deploy, use and maintain our products. These training courses focus on the technical aspects of our products as well as business issues and processes. We provide on-site customized training courses for a fee and, also, through classroom and lab instructions. In addition, we provide certification programs for our partners and customers.

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

Our customers have a choice of support and maintenance options depending on the level of service desired. Our technical support services are available to clients by telephone, over the web, by email and on-site. Additionally, we provide unspecified product enhancement releases to all customers as part of our support and maintenance contracts. We use a customer service automation system to track each customer inquiry until it is resolved. We also make use of our website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships. To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers, and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Accenture, IBM Global Services, Ness Technologies, Tata Consultancy Services, Patni Telecom Solutions (UK), LTD, and Infogain Corporation. We plan to expand these relationships to increase our capacity to license and implement our products. We believe that expanding our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

Technology Partnerships. We make extensive use of industry platforms and embrace a number of core technologies in our solution offerings. We have formed partnerships with vendors of software and hardware technology platforms. We currently maintain technology relationships with vendors such as Avaya/Lucent, Alcatel/Genesys, BEA Systems, Cisco Systems, IBM, Oracle, and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology.

Product Development

We have made substantial investments in research and development through internal development, acquisitions and technology licensing. Our product development efforts are focused on extending our enterprise software solutions, application components, industry specific processes and business process functionality, and continued integration of industry-specific transaction systems and services. Our product development organization is responsible for new software products, product architecture, core technologies, product testing, quality assurance and enabling the compatibility of our products with third party hardware and software platforms.

Our product development resources are organized into a number of development teams including:

•	Cx Enterprise Platform, which includes Foundational Server, Tools, and Decision Management Products;

•	Operations, which includes Mesh, Fulfillment, Performance Labs, and Release Management;

•	Applications, which includes our vertical and Marketing Applications;

•	Product Test and Quality.

Our product development teams have experience in enterprise and distributed computing, J2EE and object oriented development, data management, process and workflow engineering, transaction system interfaces, Internet and Web-Services technologies. Our research and development expenditures were $27.5 million, $25.9 million and $20.3 million for the years ended September 30, 2007, 2006, and 2005, respectively.

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

Internal Development

Many of our customers and potential customers have in the past attempted to develop customer service, call center, customer relationship management and new front-office systems in-house or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. The cost of internal development and total cost-of-ownership have risen to become a primary concern of the business and management. We expect that internal development will continue to be a significant source of competition.

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

Application Software Competitors

As discussed, our primary competition is from internal development at our customers and potential customers. However, other competitors include providers of traditional, first-generation customer relationship management, enterprise resources planning, call center, marketing automation software and sales force automation software. These vendors include, among others, companies such as: Oracle Corporation, SAP, Pegasystems, Inc., Unica Corporation, SSA Global Technologies, Inc., Fidelity National Information Systems, Inc., S1 Corporation, and Amdocs Limited.

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

We believe that we compete favorably in the industries we serve based on the following competitive advantages: process-driven solutions for servicing and selling; real-time and transactional processes; real-time decision management and vertical processes implemented in a multi-channel architecture. The technology advantages include: Chordiant architecture providing an open services oriented architecture providing for integration with multiple legacy systems, third party applications and communication channels and advanced browser based application environment for high volume call center, mid-office and branch operations.

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) mergers and alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. Continuing consolidation in the software industry during 2007 may indicate that we will face new competitors in the future. Within the year Oracle announced the acquisitions of Agile Software, an enterprise solutions software maker and Hyperion Software, a business performance software maker. Also in 2007, IBM acquired Palisades, a provider of lending software to companies in the mortgage industry and SAP has made an offer to purchase Business Objects. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Siebel Systems, Inc. was a competitor of ours. In September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2005, Oracle acquired I-flex Solutions, Ltd., a banking software maker headquartered in Mumbai, India. While we do not believe that Agile Software, Hyperion Software, Palisades, Webify, Portal Software, DWL, or I-flex Solutions have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

We integrate third party software into our products. Costs associated with integrated technology provided by third parties historically accounts for approximately 2% to 5% of total license revenues. The third party software may not continue to be available on commercially reasonable terms or at all. If we cannot maintain licenses to key third party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products. Moreover, although we are generally indemnified against claims if technology licensed from third parties infringes the intellectual property and proprietary rights of others, this indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of this indemnification is limited. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology or claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays.

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

Third parties may claim, and have claimed, that we have infringed, or currently infringe, their current or future products. We expect that software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, can be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. If an infringement claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business could be harmed.

For fiscal year 2007, Chordiant received 2 patents from the US Patent and Trademark Office.  The first patent was US Patent Number 7,178,109 for innovative user interface design, first introduced in its family of browser-based applications in 2003. The second was US Patent Number 7,194,380 covers the Decision Management Suite.

Employees

As of September 30, 2007, we employed 285 full time employees. Of that total, 85 were primarily engaged in product development, engineering or systems engineering, 85 were engaged in sales and marketing, 58 were engaged in professional services and 57 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, sales, finance, management and marketing personnel.

Financial Information About Geographic Areas

For a detailed description of our sales by geographic region, we incorporate by reference the information in Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Although the Company’s revenues are not considered seasonal, our international operations do experience a slow down in the summer months and professional services provided on an hourly basis decline due to the holidays in the quarterly periods ended December 31. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected” and “—Risk Factors—Fluctuations in the value of the U.S. Dollar relative to foreign currencies could make our products less competitive in international markets and could adversely affect our operating results and cash flows.”

Backlog

For a detailed discussion of backlog, we incorporate by reference the information in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading Financial Trends.

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

The matters relating to the Audit Committee of the Board’s review of our historical stock option granting practices and the restatement of our consolidated financial statements have required us to incur substantial expenses, have resulted in litigation, and may result in additional litigation.

On July 24, 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through June 2006. As described in Note 3 “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements in the 2006 Form 10-K, the Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in the 2006 Annual Report on Form 10-K.

This review of our historical stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and any litigation or future government enforcement actions could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation proceedings. Several derivative complaints have been filed pertaining to allegations relating to stock option grants. We cannot assure you that these or future similar complaints or any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business.

We contacted the SEC regarding the Audit Committee’s review and, in July 2006, the SEC commenced an investigation into our historical stock option grant practices. In November 2006, a representative of the Audit Committee and its informal advisors met with the enforcement staff of the SEC and provided them with a report of the Audit Committee’s investigation and findings. In January 2007, the enforcement staff of the SEC notified the Company that its investigation had been terminated and no enforcement action had been recommended to the Commission.

The findings of the Audit Committee’s review are more fully described in Note 3 to the Consolidated Financial Statements and in Item 9A of the Annual Report on Form 10-K for the year ended September 30, 2006.

Prior to 2007, we were not profitable and we may incur losses in the future, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

While the Company was profitable in the amount of $6.0 million for the year ended September 30, 2007, we incurred losses of $16.0 million and $19.9 million for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2007, we had an accumulated deficit of $226.9 million. We may incur losses in future periods and cannot be certain that we can generate sufficient revenues to maintain profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to viability concerns, our revenues will decline, which could further adversely affect our operating results.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the year ended September 30, 2007, Citicorp Credit Services, Inc. and International Business Machines (IBM) accounted for 23% and 16% of our total revenue, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the year ended September 30, 2007, international revenues were $58.8 million or approximately 47% of our total revenues. While North American revenues have increased recently as a percentage of our overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

•	Difficulties in hiring qualified local personnel;

•	Seasonal fluctuations in customer orders;

•	Longer accounts receivable collection cycles;

•	Expenses associated with licensing products and servicing customers in foreign markets;

•	Economic downturns and political uncertainty in international economies;

•	Income tax withholding issues in countries in which we do not have a physical presence, resulting in non-recoverable tax payments;

•	Complex transfer pricing arrangements between legal entities;

•	Doing business and licensing our software to customers in countries with weaker intellectual property protection laws and enforcement capabilities; and

•
Difficulties in commencing new operations in countries where the Company has not previously conducted business, including those associated with tax laws, employment laws, government regulation, product warranty laws and adopting to local customs and culture.

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income. Additionally, we closed our only French office in fiscal year 2007. The absence of a business office in France may harm our ability to attract and retain customers in that country.

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

Fluctuations in the value of the U.S. Dollar relative to foreign currencies could adversely affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the United States, often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 47% of our total sales for the year ended September 30, 2007. Our international sales comprised 38% of our total sales for the year ended September 30, 2006. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales, and we may be adversely impacted by fluctuations in foreign currency rates in the future. For the year ended September 30, 2007, we had an unrealized foreign currency transaction gain of approximately $0.6 million. See Item 7A for further discussion about foreign currency risk.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues may decrease in fiscal year 2008 or beyond if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and post customer support revenues, on which we also depend.

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

In addition, recent continuing consolidation in the software industry during 2007 may indicate that we will face new competitors in the future. Within the year Oracle announced the acquisitions of Agile Software, an enterprise solutions software maker and Hyperion Software, a business performance software maker. Also in 2007, IBM acquired Palisades, a provider of lending software to companies in the mortgage industry and SAP has made an offer to purchase Business Objects. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Siebel Systems, Inc. was a competitor of ours. In September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2005, Oracle acquired I-flex Solutions, Ltd., a banking software maker headquartered in Mumbai, India. While we do not believe that Agile Software, Hyperion Software, Palisades, Webify, Portal Software, DWL, or I-flex Solutions have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from significantly larger and more established entities in the future.

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

We may experience a shortfall in bookings, revenue, earnings, cash flow or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products and subsequent impact on revenues;

•	Lengthening of our sales cycle;

•	Potential deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may adversely impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be adversely impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In addition, in September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In 2007, IBM acquired Palisades, a provider of lending software to companies in the mortgage industry and SAP has made an offer to purchase Business Objects. While we do not believe that either DWL, Webify, or Palisades had been a direct competitor of Chordiant in the past, IBM’s acquisition of DWL, Webify, and Palisades may indicate that IBM will become a competitor of ours in the future. While the Company currently has a good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a take over attempt from a competitor of such systems integrators.

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

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from approximately three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then the timing of revenue could be impacted. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not maintain effective internal controls over financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel, conducted a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through September 2006. The Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and concluded that a material weakness surrounding the control activities relating to the stock option grants existed at September 30, 2006. To correct these accounting errors, we restated the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006. As a result of this need to restate financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed as of September 30, 2006. These material weaknesses have contributed to increased expenses and efforts required for our financial reporting.

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

In fiscal year 2003, we entered into an agreement with Ness Technologies Inc., Ness USA Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of September 30, 2007, we use the services of approximately 146 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. The expansion of this agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer software and hardware platforms and to be used in connection with a number of third party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then the timing of revenue could be impacted. If this happens with a large customer engagement then this could have a material adverse effect on our financial results.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particular in prior years, we have had significant turnover of our executives as well in our sales, marketing and finance organizations and many key positions are held by people who have less than two years of experience in their roles with one Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel.

To date, our sales have been concentrated in the banking, insurance, healthcare, and telecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, or if these industries reduce their spending in reaction to the difficulties in the subprime lending market, our revenues may decline.

Sales of our products and services in five large markets—banking, insurance, healthcare, telecommunications and retail markets accounted for approximately 99% and 96 % of our total revenues for the year ended September 30, 2007 and 2006, respectively. We expect that revenues from these five markets will continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline. Some of our current or prospective customers, especially those in the banking and insurance industries are in businesses that have or could have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector which has recently been facing financial difficulties.  If this causes our current or prospective customers to reduce their spending on technology, then this could have an adverse impact on our sales and revenues

Low gross margin in services revenues could adversely impact our overall gross margin and operating results.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 57% and 58% of our total revenues for the year ended September 30, 2007 and 2006, respectively. Gross margin on service revenues was 57% and 46% for the year ended September 30, 2007 and 2006, respectively. License revenues comprised 43% and 42% of our total revenues for the years ended September 30, 2007 and 2006, respectively. Gross margins on license revenues were 97% and 96% for the years ended September 30, 2007 and 2006, respectively.

As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. An increase to services revenues would require us to expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. Such an expansion could further reduce gross margins in our services revenues.

We may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could adversely impact the development and sales of our products which would directly impact our operating results.

In July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, adversely impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel.

If we fail to introduce new versions and releases of functional and scalable products in a timely manner, customers may license competing products and our revenues may decline.

If we are unable to ship or implement enhancements to our products when planned, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to achieve anticipated revenues. We have in the past, and expect in the future, to derive a significant portion of our total revenues from the license of our primary product suite. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline and we may not be able to recover our R&D expenditures from such products. We have in the past experienced delays in the planned release dates of new versions of our software products and upgrades. New versions of our products may not be released on schedule or may contain defects when released.

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

The effective implementation of our products depends upon the successful operation of third party products in conjunction with our products. Any undetected defects in these third party products could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. In the past, while our business has not been materially harmed, product releases have been delayed as a result of errors in third party software and we have incurred significant expenses fixing and investigating the cause of these errors.

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

A failure in our initial attempt to deploy our software through a Software as a Service (SaaS) model could cause injury to our reputation and impair our ability to develop, market and sell our products under a SaaS model.

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

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Growth through mergers and acquisitions has several identifiable risks, including difficulties associated with successfully integrating distinct businesses into new organizations, the substantial management time devoted to integrating personnel, technology and entire companies, the possibility that we might not be successful in retaining the employees, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to integrating acquired technology, merged/acquired companies or content into our products (such as unanticipated expenses). Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results, cash balances, and financial condition.

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

In particular, if we were sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such a suit. We have received a letter from one such patent holding company alleging that our products may infringe one or more of their patents.  If any of our products were found to infringe such patent, the patent holder could seek an injunction to enjoin our use of the infringing product. If we were not able to remove or replace the infringing portions of software with non-infringing software, and were no longer able to license some or all of our software products, such an injunction would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be extremely costly. A patent infringement claim could have a material adverse effect on our business, operating results and financial condition.

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

Historically, a high percentage of license revenues have been accounted for on the percentage of completion method of accounting or recognized as revenue upon the delivery of product. If we were to enter into new types of transactions accounted for on a subscription or term basis, revenues might be recognized over a longer period of time. The impact of this change would make revenue recognition more predictable over the long term, but it might also result in a short term reduction of revenue as the new transactions took effect.

We may identify material weaknesses relating to internal control over financial reporting in the future, which may result in additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

In connection with the Company’s compliance with Section 404 under SOX for the fiscal years ended September 30, 2006 and 2005, we identified certain material weaknesses. In future periods, we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. In the future, we may incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in offices that are approximately 25,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2008. We also lease office space in Mahwah, New Jersey and Bedford, New Hampshire. Outside of the United States, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, and Munich. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in July 2001, the Company and certain of our officers and directors, or Individuals, were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, our IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies, or Issuers, that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, holding that the actions could not be maintained as pled but clarifying that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs had until July 31, 2007 in which to file amended complaints against all Issuers, including Chordiant.

Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  On or about November 13, 2007, Issuers in the focus cases filed a motion to dismiss the claims alleged against them in the amended complaints.  This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. The individual defendants filed motions to dismiss as well. The parties have agreed that the plaintiffs' opposition to the motions to dismiss would not be due until October 25, 2007, in order to permit the parties an opportunity to explore a resolution of this dispute. The hearing on the motion to dismiss is set for November 26, 2007.  The Plaintiffs have recently informed Chordiant that they intend to file an amended derivative complaint.  This will render the currently filed motion to dismiss moot and a new motion to dismiss will have to be filed in response to the amended pleading. The parties have stipulated to a schedule for filing the amended complaint and for briefing motions to dismiss, but the court has not yet entered this stipulation as an order.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “CHRD.” The following table shows, for the periods indicated, the high and low per share sales prices of our common stock, as reported by the NASDAQ Global Market. The prices appearing in the tables below reflect over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The high and low per share prices reflects the 1 for 2.5 reverse stock split on February 20, 2007.

	High	Low
Year Ended September 30, 2007
First Quarter (October 1 - December 31)	$8.27	$6.95
Second Quarter (January 1 - March 31)	$10.35	$7.82
Third Quarter (April 1 - June 30)	$16.02	$10.37
Fourth Quarter (July 1 - September 30)	$16.25	$12.94
Year Ended September 30, 2006
First Quarter (October 1 - December 31)	$7.50	$6.22
Second Quarter (January 1 - March 31)	$8.82	$6.40
Third Quarter (April 1 - June 30)	$9.00	$7.15
Fourth Quarter (July 1 - September 30)	$8.00	$5.72

As of October 31, 2007, there were approximately 194 holders of record of our common stock who together held approximately 204,362 shares of our common stock. The remainder of our outstanding shares is held by brokers and other institutions on behalf of stockholders. We have never paid or declared any cash dividends and do not intend to pay dividends for the foreseeable future. We currently expect to retain working capital for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. We have been advised that certain of our directors, officers and key employees have entered into trading plans for selling shares in our securities. As of September 30, 2007, the directors and executive officers who have entered into trading plans include Derek Witte, Frank Florence, and James D. St. Jean. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.

Recent Sales of Unregistered Securities

None.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows the five-year cumulative total stockholder return of an investment of $100 in cash on September 30, 2002 for:

(i)	Our common stock;

(ii)	The Nasdaq Stock Market (U.S.) Index;

(iii)	The Standard & Poor’s Application Software Index.

Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends, of which there were none, and are calculated as of September 30 of each year.

Chordiant Software
S&P 500 Application Software Index
Nasdaq Stock Market - U.S. Index
700
600
500
400
300
200
100
0
Sep-02
Sep-03
Sep-04
Sep-05
Sep-06
Sep-07
Chordiant Software
S&P 500 Application Software
Nasdaq Stock Market - U.S.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected financial data as of September 30, 2007 and 2006 and for the years ended September 30, 2007, 2006, and 2005 from our audited consolidated financial statements and notes thereto appearing in this Form 10-K. We derived the selected financial data as of September 30, 2005 and for the nine-months ended September 30, 2004 from our 2006 Consolidated Financial Statements in the 2006 Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2003 and the consolidated balance sheets as of September 30, 2004 and December 31, 2003 have been restated to conform to the restated consolidated financial statements and are presented herein on an unaudited basis. The following selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data below reflects the 1 for 2.5 reverse stock split on February 20, 2007.

	Years Ended September 30,			Nine Months Ended September 30,	Year Ended December 31,
	2007	2006	2005	2004	2003
					(unaudited)
	(amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$124,547	$97,536	$83,725	$61,023	$68,266
Net income (loss)	6,028	(16,001)	(19,865)	(1,371)	(17,932)
Net income (loss) per share—basic	0.19	(0.51)	(0.67)	(0.05)	(0.76)
Net income (loss) per share—diluted	$0.18	$(0.51)	$(0.67)	$(0.05)	$(0.76)
Weighted average shares used in computing net income (loss) per share—basic	32,425	31,073	29,780	27,904	23,741
Weighted average shares used in computing net income (loss) per share—diluted	33,261	31,073	29,780	27,904	23,741

	As of September 30,				As of December 31,
	2007	2006	2005	2004	2003
				(unaudited)	(unaudited)
	(amounts in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$90,146	$45,278	$38,546	$59,748	$36,399
Working capital	56,447	22,323	23,733	46,296	19,480
Total assets	164,815	111,503	107,250	115,340	83,811
Current and long term portion of capital lease obligations	—	95	309	508	—
Short-term and long-term deferred revenue	67,982	29,505	26,197	20,581	18,396
Stockholders’ equity	$73,361	$57,225	$65,157	$75,912	$48,350

No dividends have been paid or declared since our inception. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill balances. Effective October 1, 2005, the Company adopted SFAS No. 123R as more fully described in Note 2 to the Consolidated Financial Statements contained in this Annual Report.

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

Reverse Stock Split

On December 13, 2006, Chordiant’s Board of Directors approved a reverse two and a half to one stock split. On February 15, 2007 at a special meeting, stockholders approved the reverse stock split such that each outstanding two and one half (2.5) shares of common stock were combined into and became one (1) share of common stock. The reverse stock split was effective February 20, 2007. All share and per share amounts in this form 10-K has been retroactively adjusted to reflect the reverse stock split for all periods presented.

Executive Overview

As an enterprise software vendor, we generate substantially all of our revenues from the banking, insurance, healthcare, telecommunications, and retail industries. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

In fiscal year 2007, we recorded revenue of $124.5 million. In fiscal year 2007, we generated $6.0 million of net income and ended the fiscal year with over $90.1 million in cash, cash equivalents and marketable securities as compared to $45.3 million for the year ended September 30, 2006.

Total revenue for the year ended September 30, 2007 increased 28% to $124.5 million from $97.5 million of the prior year. The growth in revenue was evenly distributed between license and service revenue, each increasing by $13.5 million. The increase in license revenue was primarily driven by an increase in the transaction size of license transactions in excess of $1 million as compared to the prior year. The increase in service revenue was primarily composed of an increase in consulting revenue of $5.2 million, an increase in support and maintenance revenue of $8.9 million and an increase of $0.5 million in expense reimbursement revenue offset by a decrease in training revenue of $1.0 million.

In the past an increase in license revenue has resulted in a related increase in consulting revenue as our customers request us to assist with their implementation efforts. The increase in support and maintenance revenue is expected to continue if we are able to add new licenses to our existing base of licenses at a rate greater than customers opting not to renew their annual support and maintenance contracts.

Software Industry Consolidation and Possible Increased Competition

The software industry in general is continuing to undergo a period of consolidation, and there has been recent consolidation in sectors of the software industry in which we operate. Within the year Oracle announced the acquisitions of Agile Software, an enterprise solutions software maker and Hyperion Software, a business performance software maker. Also in 2007, IBM acquired Palisades, a provider of lending software to companies in the mortgage industry and SAP has made an offer to purchase Business Objects. In 2006, IBM acquired Webify, a provider of middleware to companies primarily in the insurance industry. In January 2006, Oracle acquired Siebel Systems, Inc., a maker of customer relationship management software products and acquired Portal Software, a provider of billing and revenue management solutions for the communications and media industry. Siebel Systems, Inc. was a competitor of ours. In September 2005, IBM had acquired DWL, a provider of middleware to companies in the banking, insurance, retail and telecommunications industries. In 2005, Oracle acquired I-flex Solutions, Ltd., a banking software maker headquartered in Mumbai, India. While we do not believe that Agile Software, Hyperion Software, Palisades, Webify, Portal Software, DWL, or I-flex Solutions have been significant competitors of Chordiant in the past, the acquisition of these companies by Oracle and IBM may indicate that we will face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. An increasingly material portion of our revenues have been derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over a prolonged period of time, it will cause the associated backlog to be recognized as revenue over a similar period of time. As of September 30, 2007 and 2006, we had approximately $75.4 million and $36.0 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. This increase in backlog is partially reflected in the growth of deferred revenue recorded on our balance sheet. For the period ended September 30, 2006 to September 30, 2007 deferred revenue increased $38.4 million due to an increase of $20.6 million in short-term deferred revenue and a $17.8 million increase in long-term deferred revenue. The increase in long-term deferred revenue was primarily driven by entering into multi-year support and maintenance contracts with our customers. Backlog is comprised of:

•
software license orders for which the delivered products have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes billed amounts classified as deferred revenue;

•	deferred revenue from customer support contracts;

•
consulting service orders representing the unbilled remaining balances of consulting contracts not yet completed or delivered, plus deferred consulting revenue where we have not otherwise met all of the required criteria for revenue recognition.

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

For the year ended September 30, 2007, we entered into several large customer orders resulting in a significant portion of our near term license revenues being recognized under the percentage-of-completion method of accounting such that our deferred revenue balance increased. These orders will require consulting services that are essential to the functionality of the respective licenses.

Implementation by Third Parties. Over time, as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues to evolve, certain agreements with customers may transition from a contract accounting model (SOP 81-1) to a more traditional revenue model whereby revenues are recorded upon delivery.

Service Revenues. Service revenues as a percentage of total revenues were 57%, 58%, and 62% for the years ended September 30, 2007, 2006, and 2005, respectively. We expect that service revenues will represent between 50% and 60% of our total revenues in the foreseeable future.

Revenues from International Customers versus North America. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the years ended September 30, 2007, 2006, and 2005, international revenues were $58.8 million, $37.5 million, and $42.0 million or approximately 47%, 38%, and 50% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. The significant increase in international revenue for year ended September 30, 2007, as compared to the prior fiscal year was due to an improved economy for the region as well as an improved sales production for the region resulting from the new management team that was put in place over the past several quarters. International revenues were favorably impacted for the year ended September 30, 2007, as compared to the year ended September 30, 2006, as both the British Pound and the Euro increased in average value by approximately 9% and 8%, respectively, as compared to the U.S. Dollar. International revenues were negatively impacted for the year ended September 30, 2006, as compared to the year ended September 30, 2005, as both the British Pound and the Euro decreased in average value by less than 1% and approximately 3%, respectively, as compared to the U.S. Dollar.

For the years ended September 30, 2007, 2006, and 2005, North America revenues were $65.7 million, $60.0 million, and $41.7 million or approximately 53%, 62%, and 50% of our total revenues, respectively. As the U.S. economy has remained strong, we have seen an increase in North America revenues. Large customers have become more willing to invest in new enterprise infrastructure projects. We believe North America revenues will continue to represent 50% to 60% of our total revenues in the future.

Gross margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 97%, 96%, and 97% for the years ended September 30, 2007, 2006, and 2005, respectively. The changes in gross margins are primarily related to the amortization expense associated with capitalized software development costs pertaining to a banking product. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenues were 57%, 46%, and 42% for the years ended September 30, 2007, 2006, and 2005, respectively. The increase in gross margins for the year ended September 30, 2007 is primarily due to improved consulting services utilization rates and increased support and maintenance revenue. We expect that gross margins on service revenue to range between 55% and 60% in the foreseeable future. Margins can be negatively impacted during, and immediately following, periods in which professional service department headcounts increase, as resources are not immediately billable.

Acquisition of KiQ Limited. On December 21, 2004, we acquired KiQ Limited, a privately-held United Kingdom software company with branch offices in the Netherlands, or KiQ, specializing in the development and sales of decision management systems. The year ended September 30, 2005 includes the revenue and expense of KiQ from the acquisition date, December 21, 2004, through the end of the fiscal year, September 30, 2005. The years ended September 30, 2007 and 2006 include the revenues and expenses of KiQ for the entire fiscal year.

Costs Related to Compliance with the Sarbanes-Oxley Act of 2002. Significant professional service expenses are included in general and administrative costs relating to efforts to comply with the Sarbanes-Oxley Act of 2002. For the years ended September 30, 2007, 2006, and 2005, these costs were $1.0 million, $1.8 million, and $4.5 million, respectively. While these costs are expected to continue into the next fiscal year, the decline in amount and timing of the costs through fiscal year 2008 is uncertain as compared to the costs incurred for the year ended September 30, 2007.

Costs Related to Stock Option Investigation. Significant outside professional services are included in general and administrative costs associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 31, 2007. This issue is more fully described in the in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. For the year ended September 30, 2007 and 2006, these costs were $1.8 and $1.2 million, respectively. We have not incurred any additional costs since the quarter ended March 31, 2007 and do not expect to incur such costs in future periods.

Cost to Amend Eligible Options. In July 2006, our Board of Directors (the “Board”) initiated a review of our historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee determined that the correct measurement dates for a number of stock option grants made by us during the period 2000 to 2006, or Review Period, differ from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of our common stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. As such, these affected stock options are deemed, for accounting purposes, to have been granted at a discount. Based on the determination made for accounting purposes, the discounted options (for accounting purposes) may now be deemed to have been granted at a discount for tax purposes, which may expose the holders of these impacted stock option grants to potentially adverse tax treatment under Section 409A of the Internal Revenue Code and state law equivalents. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant offered certain optionees the opportunity to increase the exercise price of the discounted options to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. On April 26, 2007, eligible optionees finalized their elections under the offer and were awarded a future cash payment equal to the price differential of the Amended Options. These payments will be treated as bonus payments. These cash payments will be approximately $0.3 million and will be paid out in January 2008. The cost of these bonus payments were fully accrued as of September 30, 2007.

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

We recorded a pre-tax cash restructuring expense of $6.1 million as calculated using the net present value of the related costs as required by SFAS 146. The expense was composed of $1.8 million for severance costs and $4.4 million for exiting excess facilities of which $1.0 million of the excess facility expense is associated with non-cash expenses for the write-off of leasehold improvements and the reversal of a favorable purchase price adjustment related to the France office lease. We anticipated that $5.1 million of the expense would result in cash expenditures. As of September 30, 2007, we have paid $2.7 million in cash payments and expect to pay the remaining $2.5 million during the first six months of fiscal year 2008. In November 2007, we expect to negotiate a break clause in the lease allowing for an early termination of the United Kingdom facility which will release us of any future rent liabilities subsequent to January 2008. As of September 30, 2007, we expect the current accrued restructuring balance to be sufficient in amount to cover all future rental and lease termination payments; therefore, we do not anticipate any incremental restructuring expenses to terminate this lease early. All obligations related to severance and benefits have been paid as of September 30, 2007.

In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.0 million in the fourth quarter ended September 30, 2005 for severance benefits. As of September 30, 2007, $0.1 million of the cash charges remains outstanding.

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.4 million restructuring expense for the year ended September 30, 2007.

Past Results may not be Indicative of Future Performance. We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. Moreover, we may not achieve or maintain profitability in the future.

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

On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of stock-based compensation, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring expenses, contingencies, vendor specific objective evidence, or VSOE, of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting judgments and estimates are used in the preparation of our consolidated financial statements:

•
Revenue recognition, including estimating the total estimated time required to complete sales arrangements involving significant implementation or customization essential to the functionality of our products;

•	Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

•	Stock-based compensation expense;

•	Accounting for income taxes;

•	Valuation of long-lived and intangible assets and goodwill;

•	Restructuring expenses; and

•	Determining functional currencies for the purposes of consolidating our international operations.

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

Software license revenue is recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements”, or collectively SOP 97-2.

For arrangements with multiple elements, we recognize revenue for services and post-contract customer support based upon the fair value VSOE of the respective elements. The fair value VSOE of  the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. The fair value VSOE for annual post-contract customer support is generally established with the contractual future renewal rates included in the contracts, when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and fair value VSOE exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, we recognize revenue upon the establishment of VSOE for that element or when the element is delivered.

At the time we enter into a transaction, we assess whether any services included within the arrangement related to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenue using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”, or SOP 81-1.

The percentage-of-completion method is applied when we have the ability to make reasonably dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. We define the “go-live” date as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion. We account for the changes as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When we sell additional licenses related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. We classify revenues from these arrangements as license and service revenue based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when we are unable to obtain reasonably dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

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

Revenue from subscription or term license agreements, which include software and rights to unspecified future products or maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products and maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

We recognize revenue for post-contract customer support ratably over the support period which ranges from one to five years.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $28.5 million (including long-term accounts receivable of $0.9 million) with an allowance for doubtful accounts of $0.2 million as of September 30, 2007. Our gross accounts receivable balance was $19.1 million with an allowance for doubtful accounts of $0.1 million as of September 30, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debts have not been material and have been within management’s expectations.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2007 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 7%, 5% or 1% change in the estimated value of the option being valued using the Black-Scholes model.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Operations.

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of September 30, 2007, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and research and development tax credits. Deferred tax assets have been fully reserved for in all periods presented. We were profitable for the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007 and if we continue to be profitable in the near term, we will need to re-evaluate the 100% valuation allowance.

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period including September 30, 2007 and 2006 and performed Step 1 of the goodwill impairment analysis required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2007 and 2006 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring Expenses. In the past five years, we have implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring expenses related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining Functional Currencies for the Purpose of Consolidation. We have several foreign subsidiaries that together account for a significant portion of our revenues, expenses, assets and liabilities.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States Dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the Consolidated Statement of Operations or as a separate part of the Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss) under the caption “accumulated other comprehensive income (loss).” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If any subsidiary’s functional currency were deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements would be included in cumulative translation adjustments. However, if the functional currency were deemed to be the United States Dollar then any gain or loss associated with the translation of these financial statements would be included within our Consolidated Statement of Operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be recognized in our Consolidated Statement of Operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States Dollar, any translation gains or losses arising after the date of change would be included within our Consolidated Statement of Operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and loses are included as part of accumulated other comprehensive income within our balance sheet for all periods presented.

The foreign currency gains or losses are dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States Dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly different than those reported in previous periods. At September 30, 2007, approximately $48.4 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2006, the FASB issued Staff Position, or FSP, EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, or SAB 108.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The guidance is applicable for fiscal years ending after November 15, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements.  The SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” or FIN 48. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company expects to adopt this standard in the fiscal year commencing on October 1, 2007. The Company has not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

Results of Operations

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report.

	Years Ended September 30,
	2007		2006		2005

Statements of Operations Data:
Revenues:
License	$54,052	43%	$40,514	42%	$31,678	38%
Service	70,495	57	57,022	58	52,047	62
Total revenues	124,547	100	97,536	100	83,725	100
Cost of revenues:
License	1,813	2	1,690	2	1,079	1
Service	30,329	24	30,566	31	30,155	36
Amortization of intangible assets	1,211	1	1,211	1	1,068	2
Total cost of revenues	33,353	27	33,467	34	32,302	39
Gross profit	91,194	73	64,069	66	51,423	61
Operating expenses:
Sales and marketing	32,597	26	33,616	34	29,561	36
Research and development	27,546	22	25,858	27	20,272	24
General and administrative	19,898	16	20,445	21	18,549	22
Amortization of intangible assets	—	—	—	—	117	—
Restructuring expense	6,543	6	—	—	1,052	1
Purchased in-process research and development	—	—	—	—	1,940	2
Total operating expenses	86,584	70	79,919	82	71,491	85
Income (loss) from operations	4,610	3	(15,850)	(16)	(20,068)	(24)
Interest income, net	2,198	2	1,120	1	755	1
Other income (expense), net	822	1	(627)	—	(103)	—
Income (loss) before income taxes	7,630	6	(15,357)	(15)	(19,416)	(23)
Provision for income taxes	1,602	1	644	1	449	1
Net income (loss)	$6,028	5%	$(16,001)	(16)%	$(19,865)	(24)%

Comparison of the Year Ended September 30, 2007 to the Year Ended September 30, 2006

Revenues

License Revenue.  The increase or decrease of license revenue occurring within the three different product groups is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. Products licensed with essential consulting services are generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. The following table sets forth our license revenue by product emphasis for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
License Revenue:
Enterprise solutions	$37,648	$30,351	$7,297	24%
Marketing solutions	6,013	6,396	(383)	(6)
Decision management solutions	10,391	3,767	6,624	176
Total license revenue	$54,052	$40,514	$13,538	33%

Total license revenue increased $13.5 million, or 33%, for the year ended September 30, 2007 compared to the same period of the prior year. A significant portion of this increase is attributable to a single customer that purchased a perpetual product license as part of a $20.0 million agreement. The value of this agreement has been allocated as follows: $12.2 million to license fees, $7.1 million to support and maintenance fees expected to be recognized over the next five year period, and $0.7 million to consulting fees. The license amount was recorded as deferred license revenue at the inception of the agreement and is being recognized on a percentage-of-completion basis due to the essential services required for the functionality of the software. For the year ended September 30, 2007, $11.3 million of license revenue has been recognized in connection with this agreement.

In addition to the revenue contribution from the aforementioned customer, the increase in license revenue for the year ended September 30, 2007 was primarily due to the growth in the absolute dollar size of transactions in excess of $1 million as compared to the same period of the prior year.

Service Revenue. Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, or PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For other service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Service Revenue:
Enterprise solutions	$51,584	$39,911	$11,673	29%
Marketing solutions	12,369	12,996	(627)	(5)
Decision management solutions	6,542	4,115	2,427	59
Total license revenue	$70,495	$57,022	$13,473	24%

Total service revenue increased $13.5 million or 24% for the year ended September 30, 2007 compared to the same period of the prior year. The $13.5 million increase is primarily related to increases of $8.9 million in PCS revenue, $5.2 million in consulting revenue, $0.5 million in reimbursement of out-of-pocket expense revenue offset by a decrease of $1.0 million in training revenue. The increase in PCS revenue is a function of the growth in new license bookings sold with PCS agreements combined with the renewal of existing PCS customers at a rate in excess of existing customers, declining the service in the year of renewal. The increase in consulting revenue is a direct result of the growth in license revenue as the majority of our customers will use some form of our consulting services in connection with their project.

Cost of Revenues

License. Cost of license revenues includes third party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and the third party costs associated with the porting of a product to a new platform. The porting project was completed in August 2007 and the aggregate costs capitalized were $0.5 million. Amortization expense for the banking product and porting project for the year ended September 30, 2007 were $0.9 million and less than $0.1 million, respectively. Amortization costs for the banking product are expected through 2008 and amortization costs of the porting project are expected through 2010. The following table sets forth our cost of license revenues for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Cost of license revenue	$1,813	$1,690	$123	7%
Percentage of total revenue	2%	2%

Cost of license revenues increased $0.1 million or 7% for the year ended September 30, 2007 as compared to the same period of the prior year. The primary reason for the increase was due to the growth of license revenue year-over-year leading to an increase in third party royalty costs.

Service. Cost of service revenues consists primarily of personnel, third party consulting, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, PCS support services. The following table sets forth our cost of service revenues for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Cost of service revenue	$30,329	$30,566	$(237)	(1)%
Percentage of total revenue	24%	31%

Cost of service revenue decreased by $0.2 million or 1% for the year ended September 30, 2007 as compared to the same period of the prior year. This change is primarily due to a decrease in personnel and related costs of $2.5 million associated with a decrease in headcount which was offset by an increase in third party consulting costs of $2.1 million and third party PCS costs of $0.1 million. Service costs were able to remain constant while service revenue increased due to improved utilization of our internal consultant teams, replacing full time employees with third party consultants (converting a fixed cost to a variable cost) and increasing PCS revenue, which to a limited degree is not based on a variable cost model, so there is not a direct relationship of revenue to costs.

Amortization of Intangible Assets (included in Cost of Revenues). Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Amortization of intangible assets	$1,211	$1,211	$—	—%
Percentage of total revenue	1%	1%

These costs are solely related to the $6.1 million of intangible assets associated with the acquisition of KiQ in December 2004. We expect amortization expense for intangible assets to be $1.2 million in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Sales and marketing costs	$32,597	$33,616	$(1,019)	(3)%
Percentage of total revenue	26%	34%

Sales and marketing expenses decreased $1.0 million or 3% for the year ended September 30, 2007 as compared to the same period of the prior year. The primary reason for the decrease was due to a decrease of $1.5 million in personnel related costs and a decrease of $0.4 million in travel costs offset by an increase of $0.7 million in sales and marketing program costs. The decrease in personnel costs is mainly attributed to a 22% decrease in average headcount year-over-year.

Research and Development. Research and development expenses is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, the cost of software and development tools and equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Research and development costs	$27,546	$25,858	$1,688	7%
Percentage of total revenue	22%	27%

Research and development expense increased $1.7 million or 7% for the year ended September 30, 2007 as compared to the same period of the prior year. The primarily reason for the increase was due to a $3.4 million increase in personnel related expense offset by a decrease of $1.6 million in third party consulting costs and a decrease of $0.2 million in travel costs. The increase in personnel costs was driven by a 13% increase in average headcount for the comparative periods. Third party consulting costs decreased as the result of the completion of a large co-development project in September 2006 that utilized a large number of outside consultants.

General and Administrative. General and administrative expenses is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal, human resources and finance personnel). These costs consist primarily of employee salaries, bonuses, stock compensation expense, benefits, facilities, professional fees, including costs for Sarbanes-Oxley Act of 2002 (SOX) consultants and the recently concluded stock option review. The following table sets forth our general and administrative expenses in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
General and administrative costs	$19,898	$20,445	$(547)	(3)%
Percentage of total revenue	16%	21%

General and administrative expense decreased $0.5 million or 3% for the year ended September 30, 2007 as compared to the same period of the prior year. This decrease is primarily due to a decrease of $0.6 million in professional fees and a decrease of $0.3 million in personnel and related costs offset by an increase of $0.4 million in other miscellaneous costs of which $0.2 million of the miscellaneous costs were related to U.S. state franchise taxes.

Restructuring Expense.  In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe. We recorded a pre-tax cash restructuring expense of $6.1 million as calculated using the net present value of the related costs as required by SFAS 146. The expense was composed of $1.8 million for severance costs and $4.4 million for exiting excess facilities of which $1.0 million of the excess facility expense is associated with non-cash charges for the write-off of leasehold improvements and the reversal of a favorable purchase price adjustment related to the France office lease. We anticipated that $5.1 million of the expense would result in cash expenditures. As of September 30, 2007, we have paid $2.7 million in cash payments and expect to pay the remaining $2.5 million during the first six months of fiscal year 2008.

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long term lease which expires in January 2011. During 2007, we completed a new sublease for this facility with a new sub-tenant for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in an additional $0.4 million in restructuring expenses for the year ended September 30, 2007.

Stock-based Compensation (included in individual Operating Expense and Cost of Revenue Categories). The following table sets forth our stock-based compensation expense in terms of absolute dollars and functional breakdown for the years ended September 30, 2007 and 2006 (in thousands):

	Years Ended September 30,
	2007	2006
Stock-based compensation expense:
Cost of revenues	$313	$248
Sales and marketing	744	2,327
Research and development	546	332
General and administrative	1,417	1,788
Total stock-based compensation expense	$3,020	$4,695

For the year ended September 30, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.0 million which is a combination of $2.8 million related to stock options and $0.2 million associated with restricted stock awards. For the year ended September 30, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.7 million which was a combination of $2.7 million related to stock options and $2.0 million associated with restricted stock awards. The decrease in total compensation expense of $1.7 million year-over-year is primarily attributed to a reduction in restricted stock expense of $1.8 million, of which $1.0 million of the reduction is due to the restricted stock associated with the KIQ acquisition which became fully amortized during 2007. The remaining decrease is the result of restricted stock cancellations granted in prior years to two key executives who left the company in the quarter ending December 2006.

Interest Income, Net.  Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and marketable securities, offset by interest expense incurred in connection with our capital leases and letters of credit and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net, in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%

Interest income, net	$2,198	$1,120	$1,078	96%
Percentage of total revenue	2%	1%

Interest income, net, increased $1.1 million or 97% for the year ended September 30, 2007 as compared to the same period of the prior year. This increase is primarily due to improved interest rates related to interest-bearing cash and cash equivalents accounts and a higher average cash balance during 2007 as compared to 2006. In addition, during the quarter ended June 30, 2007, a portion of our funds were transferred into marketable securities which earned a higher return of interest than other investments we utilized in the prior year. During the quarter ended June 30, 2007, the capital equipment lease obligations were paid in full and the associated interest expense was eliminated.

Other Income (Expense), Net.  These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign subsidiaries with different functional currencies than the U.S. Dollar. The following table sets forth our other income (expense), net in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%

Other income (expense), net	$822	$(627)	$1,449	231%
Percentage of total revenue	1%	—%

Other income increased $1.4 million or 231% for the year ended September 30, 2007 as compared to the same period of the prior year primarily due to transaction gains as well as gains associated with the re-measurement of our short-term intercompany balances. The intercompany gains are due to the majority of our subsidiaries holding net payable balances due to the U.S., denominated in U.S. Dollars; consequently, during the year as the Euro and the British Pound increased in strength against the U.S. Dollar, foreign currency gains resulted.

Provision for Income Taxes. Our provision for income taxes is $1.6 million and $0.6 million for the years ended September 30, 2007 and 2006, respectively. The $1.0 million increase in income taxes is primarily due to $0.8 million of unrecoverable withholding tax payments related to sales transactions that occurred in Turkey and Poland during the year ended September 30, 2007. The remainder of our provision is attributable to taxes on earnings from our foreign subsidiaries, U.S. federal alternative minimum taxes and certain U.S. state income taxes.

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

Comparison of the Year Ended September 30, 2006 to the Year Ended September 30, 2005

Revenues

License Revenue.  The increase or decrease of license revenue occurring within the three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. Products licensed with essential consulting services are generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. The following table sets forth our license revenue by product emphasis for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
License Revenue:
Enterprise solutions	$30,351	$24,587	$5,764	23%
Marketing solutions	6,396	2,450	3,946	161
Decision management solutions	3,767	4,641	(874)	(19)
Total license revenue	$40,514	$31,678	$8,836	28%

Total license revenue increased $8.8 million, or 28%, to $40.5 million for the year ended September 30, 2006 compared to $31.7 million for the year ended September 30, 2005. License revenues for enterprise solutions increased $5.8 million, or 23%, to $30.4 million for the year ended September 30, 2006 compared to $24.6 million for the year ended September 30, 2005. This increase was primarily due to an increase in value of the average customer transaction. License revenues for marketing solutions increased $3.9 million, or 161%, to $6.4 million for the year ended September 30, 2006 compared to $2.5 million for the year ended September 30, 2005. License revenues for decision management solutions relate to the products acquired in the KiQ transaction. License revenues for decision management solutions decreased $0.8 million, or 19% to 3.8 million for the year ended September 30, 2006 compared to $4.6 million for year ended September 30, 2005.

Service Revenue.  Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For other service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
Service Revenue:
Enterprise solutions	$39,911	$40,441	$(530)	(1)%
Marketing solutions	12,996	9,680	3,316	34
Decision management solutions	4,115	1,926	2,189	114
Total license revenue	$57,022	$52,047	$4,975	10%

Total service revenue, which includes reimbursement of out-of-pocket expenses, increased $5.0 million, or 10%, to $57.0 million for the year ended September 30, 2006 compared to $52.0 million for the year ended September 30, 2005. This increase is primarily related to a $2.3 million increase in support and maintenance revenue, a $2.1 million increase in training revenue and a $0.5 million increase in consulting revenue.  Service revenue associated with enterprise solution products decreased $0.5 million, or 1%, to $39.9 million for the year ended September 30, 2006 compared to $40.4 million for the year ended September 30, 2005. Service revenues associated with marketing solution products increased $3.3 million, or 34%, to $13.0 million for the year ended September 30, 2006 compared to $9.7 million for the year ended September 30, 2005. Service revenues associated with decision management solution products relate to the products acquired in the KiQ transaction. Service revenues associated with decision management increased $2.2 million or 114% to $4.1 million for the year ended September 30, 2006 compared to $1.9 million for the year ended September 30, 2005.

Reimbursement of out-of-pocket expenses (which are included in total service revenues) decreased $0.2 million, or 4%, to $3.3 million for the year ended September 30, 2006 compared to $3.5 million for the year ended September 30, 2005.

Cost of Revenues

License. Cost of license revenues includes third party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005. Annual amortization expense associated with this product is $0.9 million. Amortization of these costs is expected through 2008. The following table sets forth our cost of license revenues for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
Cost of license revenue	$1,690	$1,079	$611	57%
Percentage of total revenue	2%	1%

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

Service.  Cost of service revenues consists primarily of personnel, third party consulting, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, PCS support services. The following table sets forth our cost of service revenues for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
Cost of service revenue	$30,566	$30,155	$411	1%
Percentage of total revenue	31%	36%

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

Amortization of Intangible Assets (included in Cost of Revenues). Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the years months ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
Amortization of intangible assets	$1,211	$1,068	$143	13%
Percentage of total revenue	1%	2%

Amortization of intangible assets was $1.2 million for the year ended September 30, 2006 compared to $1.1 million for the year ended September 30, 2005. The amortization expense in the year ended September 30, 2006 is solely related to $6.1 million of intangible assets associated with the acquisition of KiQ in December 2004. The amortization for 2005 includes a partial year of KiQ related amortization. We expect to continue to amortize these assets through December 2009.

Operating Expenses

Sales and Marketing. Sales and marketing expenses is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses in terms of absolute dollars for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
Sales and marketing costs	$33,616	$29,561	$4,055	14%
Percentage of total revenue	34%	36%

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

Research and Development. Research and development expenses is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, the cost of software and development tools and equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses in terms of absolute dollars for years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
Research and development costs	$25,858	$20,272	$5,586	28%
Percentage of total revenue	27%	24%

Research and development expenses increased $5.6 million, or 27%, to $25.9 million for the year ended September 30, 2006 compared to $20.3 million for the year ended September 30, 2005. This increase was driven by two large co-development projects; one in North America and one in the United Kingdom. The United Kingdom project was completed in September 2006 and the North America project was completed in the second half of 2007. This $5.6 million increase in costs was primarily composed of $6.6 million in consulting expenses related to our outsourcing of technical support and certain sustaining engineering functions and $0.4 million in travel costs which were offset by decreases of $1.1 million in personnel costs and $0.3 million in information technology costs.

General and Administrative. General and administrative expenses is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, human resources, legal and finance personnel). These costs consist primarily of employee salaries, bonuses, stock compensation expense, benefits, facilities, consulting costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) consultants and the recently concluded stock option review. The following table sets forth our general and administrative expenses in terms of absolute dollars for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%
General and administrative costs	$20,445	$18,549	$1,896	10%
Percentage of total revenue	21%	22%

General and administrative expenses increased $1.9 million, or 10%, to $20.4 million for the year ended September 30, 2006 compared to $18.5 million for the year ended September 30, 2005. The increase in costs is primarily due to increases of $3.4 million for personnel costs, $0.7 million for severance costs associated with two senior executives, offset by a reduction of $2.3 million in professional services for consultants. The increase in personnel costs and decrease in professional services was driven by the replacement of accounting consultants with permanent employees. The decrease in professional services was also due to a decrease in SOX consulting fees of $2.7 million which was offset by stock option review professional fees of $1.2 million during the year. We did not experience the same level of decrease in SOX costs in 2007 that we did in 2006. The costs associated with the stock option review continued in the first half of 2007.

Amortization of Intangible Assets (included in Operating Expenses). There was no amortization of intangible assets included in operating costs for 2006. All intangible assets attributable to operating expenses were fully amortized in 2005. Amortization of intangible assets included in operating expenses was $0.1 million for the year ended September 30, 2005. These intangible assets were the result of the Prime Response acquisition in March 2001.

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

Restructuring Expenses. In July 2005, we announced a reduction in workforce and incurred a one-time cash expense of approximately $1.1 million in the year ended September 30, 2005. Please refer to Note 6 to the Consolidated Financial Statements for further discussion.

Stock-based Compensation (included in Individual Operating Expense and Cost of Revenue Categories). The following table sets forth our stock-based compensation expense in terms of absolute dollars and functional breakdown for the years ended September 30, 2006 and 2005 (in thousands):

	Years Ended September 30,
	2006 (under SFAS 123®)	2005 (under SFAS 123/APB 25)

Stock-based compensation expense:
Cost of revenues	$248	$690
Sales and marketing	2,327	986
Research and development	332	843
General and administrative	1,788	512
Total stock-based compensation expense	$4,695	$3,031

For the year ended September 30, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.7 million which is a combination of $2.7 million related to stock options and $2.0 million associated with restricted stock awards. Included in the restricted stock award compensation expense of $2.0 million is $1.2 million associated with the amortization of restricted stock awards attributable to the KiQ acquisition in December 2004.  Amortization of deferred stock-based compensation attributable to the acquisition of KiQ was expensed through June 2007.

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

Interest Income, Net. Interest income, net, consists primarily of interest income generated from our cash and cash equivalents, offset by interest expense incurred in connection with our capital leases and letters of credit. The following table sets forth our interest income, net, in terms of absolute dollars for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%

Interest income, net	$1,120	$755	$365	48%
Percentage of total revenue	1%	1%

Interest income, net, increased to approximately $1.1 million for the year ended September 30, 2006 from $0.8 million for the year ended September 30, 2005. This increase is primarily due to improved interest rates related to interest-bearing cash and cash equivalents accounts and a higher average cash balance during 2006 versus 2005.

Other Income (Expense), Net.  These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets forth our other income (expense), net in terms of absolute dollars for the years ended September 30, 2006 and 2005 (in thousands, except percentages):

	Years Ended September 30,
	2006	2005	Change	%

Other income (expense), net	$(627)	$(103)	$(524)	(509)%
Percentage of total revenue	—%	—%

Other expense was $0.6 million for the year ended September 30, 2006 as compared to $0.1 million for the same period in the prior year. The change is primarily attributable to currency exchange gains and losses recognized during the years ended September 30, 2006 and 2005. These gains and losses are primarily associated with our U.S. Dollar account balances held in Europe and the U.S. Dollar’s fluctuations in value against the Euro and U.K. Pound Sterling.

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

Liquidity and Capital Resources

Prior to the year ended September 30, 2007, we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. Currently, in addition to generating profit for the year, we have generated $38.9 million cash from operations for the year ended September 30, 2007. It is anticipated that we will continue to generate cash from operations or financing activities in excess of the cash requirements in the near term.

Our cash, cash equivalents, restricted cash are principally held in operating accounts, money market accounts, commercial paper and certificates of deposit and our marketable securities are invested in corporate bonds and commercial paper. The balances of these accounts totaled $90.5 million and $45.8 million at September 30, 2007 and 2006, respectively, an increase of $44.7 million, or 98%.

Operating Activities

Cash provided by operating activities was $38.9 million during the year ended September 30, 2007, which consisted primarily of our net income of $6.0 million adjusted for non-cash items (depreciation, amortization, non-cash stock-based compensation expense, provision for doubtful accounts, loss on disposal of assets and other non-cash charges) aggregating approximately $7.8 million and the net cash inflow effect from changes in assets and liabilities of approximately $25.1 million. This net cash inflow effect from changes in assets and liabilities was primarily related to changes in deferred revenue of $36.6 million offset by changes in accounts receivable of $11.8 million The increase in deferred revenue is the result of sales transactions that were completed during the year ended September 30, 2007 for which revenue will not be recognized until subsequent periods.

Cash provided by operating activities was $3.2 million during the year ended September 30, 2006, which consisted primarily of our net loss of $16.0 million adjusted for non-cash items (depreciation, amortization, non-cash stock-based compensation expense, provision for doubtful accounts, loss on disposal of assets and other non-cash charges) aggregating approximately $8.2 million and the net cash inflow effect from changes in assets and liabilities of approximately $11.0 million. This net cash inflow was primarily caused by an increase in liability balances for accrued expenses and other liabilities of $6.1 million, accounts payable of $3.0 million and deferred revenue of $2.8 million offset by cash outflows related to an increase in prepaid expenses of $1.0 million. The increase in accrued expenses, other liabilities and accounts payable is primarily due to the timing of when the payments were made for these liabilities. The increase in deferred revenue was primarily due to an increase in deferred license revenue for the year.

Cash used in operating activities was $9.0 million during the year ended September 30, 2005, which consisted primarily of our net loss of $19.9 million adjusted for non-cash items (primarily the write off of in-process research and development costs associated with the KiQ acquisition, depreciation, amortization, non-cash stock-based compensation expense and other non-cash charges) aggregating approximately $7.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $3.1 million. This net cash inflow was primarily caused by an increase in revenue and the collection of accounts receivable, offset by the payment of accounts payable and accrued expenses, and additions to prepaid expenses and other assets. The increase in deferred revenue is primarily attributable to two significant license agreements signed in the three month period ended June 30, 2005. These agreements were accounted for under the percentage of completion method of accounting.

Investing Activities

Cash used in investing activities during the year ended September 30, 2007 was $14.9 million. The cash was used primarily for the purchase of $18.0 million of marketable securities, the purchase of $2.8 million of property and equipment, and the capitalization of $0.3 million of software development costs associated with the porting an existing product to a new platform. This use of cash was offset by $6.0 million of proceeds from the maturity of marketable securities and the release of $0.2 million of restricted cash during the period. The majority of the property and equipment purchased was associated with the closure of the old European headquarters office and the opening of the new smaller European headquarters office during the period. The remainder of the property and equipment purchases was primarily computer equipment use in for day-to-day operations.

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

Financing Activities

Financing activities were a source of cash in the amounts of $6.2 million, $2.0 million, and $1.0 million for the year ended September 30, 2007, 2006 and 2005, respectively.

For the year ended September 30, 2007, the amount relates to $6.2 million in proceeds from stock option exercises and $0.1 million from excess tax benefits from stock based compensation, offset by payments of $0.1 million on capital lease obligations. We paid off the remainder of the capital lease obligations during the year ended September 30, 2007.

For the year ended September 30, 2006, the amount relates to $2.2 million in proceeds from stock option exercises, offset by payments of $0.2 million on capital lease obligations.

For the year ended September 30, 2005, the amount relates to $1.2 million in proceeds from stock option exercises, offset by payments of $0.2 million on capital lease obligations. During the year ended September 30, 2005, we suspended our Employee Stock Purchase Plan, or ESPP. Historically, proceeds to us from the ESPP have been significant. The ESPP is not expected to be reinstated and, accordingly, we do not anticipate that we will receive proceeds from the ESPP in the near term.

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require us to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2 to 1, (iii) a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company’s failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of February 14, 2007, the Company became current with its SEC regulatory filings and has remained current for filings thereafter.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of September 30, 2007, we had utilized $0.3 million of the standby commercial letters of credit limit of which $0.3 million serves as collateral for computer equipment leases for Ness (see Note 9 to the Consolidated Financial Statements). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of September 30, 2007, we had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, we are required to secure the standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, our cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of September 30, 2007, there was no outstanding balance on the revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

Contractual Obligations

We entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional year terms. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 we further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at September 30, 2007. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 8 to the Consolidated Financial Statements). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.3 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

During the three months ended March 31, 2007, the Company paid the final payments on its remaining capital lease obligations. Operating lease payments in the table below include approximately $4.9 million for two facility operating lease commitments that are included in restructuring expenses. One of the leases is located in Boston, Massachusetts and the other is located in the United Kingdom. As of September 30, 2007, the Company has $0.9 million in sublease income contractually committed for future periods relating to the Boston, Massachusetts facility classified as an operating lease. See Note 6 to the Consolidated Financial Statements for further discussion.

In November 2007, we expect to negotiate a break clause in the in the United Kingdom facility lease allowing for an early termination of the respective facility which will release the Company of any future rent liabilities subsequent to January 2008. The scheduled lease payments shown in the table below reflect a payment of $2.5 million in fiscal year 2008 associated with the anticipated early termination of the United Kingdom lease.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2007, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

The following table presents certain payments due under contractual obligations as of September 30, 2007(in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	13,580	5,772	4,779	2,472	557
Asset retirement obligations	346	—	—	346	—
Total	13,926	5,772	4,779	2,818	557

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

Indemnification

As permitted under Delaware law, we have agreements whereby we have indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 10 to the Consolidated Financial Statements. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007.

We have entered into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we agreed to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007.

We have entered into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for its implementations. We may, at its discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we have entered into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, we could be required to make for such obligations is undeterminable at this time. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2007.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, we warrant that our maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or services warranties to date. As a result, we believe the estimated fair value on these warranties is minimal. Accordingly, we have no amounts recorded for these contingent liabilities as of September 30, 2007.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cash and marketable securities that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2007 (in thousands):

	September 30, 2007	Fair Value	Average Interest Rates

Restricted cash in short-term investments	$311	$311	2.8%
Marketable securities	12,159	12,159	5.0%
Total restricted cash and marketable securities	$12,470	$12,470	4.9%

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2006 (in thousands):

	September 30, 2006	Fair Value	Average Interest Rates

Restricted cash in short-term investments	$519	$519	1.9%
Total restricted cash in short-term investments	$519	$519

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, commercial paper, short-term certificates of deposit and marketable securities. We invest our excess cash in money market accounts, commercial paper, certificates-of-deposit, and marketable securities with maturities of less than one year. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash and marketable securities, the Company performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of September 30, 2007, interest income would decline by $0.1 million. Assuming consistent investment levels as of September 30, 2006, interest income would have declined by less than $0.1 million.

Foreign Currency Risk. International revenues accounted for approximately 47% of total revenues for the year ended September 30, 2007, compared to 38% of total revenues for the year ended September 30, 2006.  International revenues increased $21.3 million or 57% compared to the prior year.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period.  To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates from 2007, our international revenues for 2007 would have been lower than we reported by approximately $0.1 million and our international income from operations would have not been materially different. Using the average foreign currency exchange rates from 2006, our international revenues for 2007 would have been lower than we reported by approximately $4.9 million and our international income from operations would have been lower than we reported by $0.8 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal years ended September 30, 2007, 2006 and 2005, we recorded net foreign currency transaction gains and (losses), realized and unrealized, of approximately $0.6 million, ($0.5 million), and $0.1 million, respectively, which were recorded in Other income (expense), net, in the Consolidated Statements of Operations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Years Ended September 30, 2007, 2006 and 2005.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chordiant Software, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Chordiant Software, Inc. (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2007.  We have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chordiant Software, Inc. at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
November 15, 2007

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$77,987	$45,278
Marketable securities	12,159	—
Restricted cash	46	185
Accounts receivable, net, including nil and $142 due from related parties at September 30, 2007 and 2006, respectively	27,381	19,025
Prepaid expenses and other current assets	5,306	5,210
Total current assets	122,879	69,698
Restricted cash	265	334
Property and equipment, net	3,638	2,630
Goodwill	32,044	32,044
Intangible assets, net	2,725	3,937
Other assets	3,264	2,860
Total assets	$164,815	$111,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including nil and $132 due to related parties at September 30, 2007 and 2006, respectively	$8,080	$7,665
Accrued expenses	13,804	15,706
Deferred revenue, including related party balances of $116 and $112 at September 30, 2007 and 2006, respectively	44,548	23,909
Current portion of capital lease obligations	—	95
Total current liabilities	66,432	47,375
Deferred revenue—long-term	23,434	5,596
Restructuring costs, net of current portion	942	1,239
Other long-term liabilities	646	68
Total liabilities	91,454	54,278

Commitments and contingencies (Notes 6, 8, 9, and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at September 30, 2007 and 2006	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 33,221 and 32,030 shares issued and outstanding at September 30, 2007 and 2006, respectively	33	32
Additional paid-in capital	295,650	286,440
Accumulated deficit	(226,915)	(232,943)
Accumulated other comprehensive income	4,593	3,696
Total stockholders’ equity	73,361	57,225
Total liabilities and stockholders’ equity	$164,815	$111,503

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2007	2006	2005

Revenues:
License, including related party items aggregating nil, nil, and $5,612, for years ended September 30, 2007, 2006, and 2005, respectively	$54,052	$40,514	$31,678
Service, including related party items aggregating $252, $663, and $2,443, for years ended September 30, 2007, 2006, and 2005, respectively	70,495	57,022	52,047
Total revenues	124,547	97,536	83,725
Cost of revenues:
License	1,813	1,690	1,079
Service, including related party items aggregating $72, $669, and nil, for the years ended September 30, 2007, 2006, and 2005, respectively	30,329	30,566	30,155
Amortization of intangible assets	1,211	1,211	1,068
Total cost of revenues	33,353	33,467	32,302
Gross profit	91,194	64,069	51,423
Operating expenses:
Sales and marketing	32,597	33,616	29,561
Research and development	27,546	25,858	20,272
General and administrative	19,898	20,445	18,549
Amortization of intangible assets	—	—	117
Restructuring expense	6,543	—	1,052
Purchased in-process research and development	—	—	1,940
Total operating expenses	86,584	79,919	71,491
Income (loss) from operations	4,610	(15,850)	(20,068)
Interest income, net	2,198	1,120	755
Other income (expense), net	822	(627)	(103)
Income (loss) before income taxes	7,630	(15,357)	(19,416)
Provision for income taxes	1,602	644	449
Net income (loss)	$6,028	$(16,001)	$(19,865)

Net income (loss) per share:
Basic	$0.19	$(0.51)	$(0.67)
Diluted	$0.18	$(0.51)	$(0.67)

Weighted average shares used in computing net income (loss) per share:
Basic	32,425	31,073	29,780
Diluted	33,261	31,073	29,780

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2004	29,014	$29	$270,571	$(700)	$(197,077)	$3,089	$75,912
Net loss	—	—	—	—	(19,865)	—	(19,865)
Foreign currency translation loss	—	—	—	—	—	(605)	(605)
Comprehensive loss	—	—	—	—	—	—	(20,470)
Exercise of stock options	498	—	1,512	—	—	—	1,512
Stock-based compensation-stock options related to acquisitions	—	—	—	2,729	—	—	2,729
Stock-based compensation-stock options	—	—	—	(348)	—	—	(348)
Stock-based compensation-restricted stock	—	—	—	650	—	—	650
Cancellation of restricted stock	(38)	—	(221)	221	—	—	—
Unearned compensation on variable options	—	—	(411)	411	—	—	—
Issuance of restricted stock	180	—	952	(952)	—	—	—
Issuance of common stock, net of offering costs, and restricted stock related to acquisitions	1,741	2	9,305	(4,123)	—	—	5,184
Warrants issued to customer	—	—	(12)	—	—	—	(12)
Balance at September 30, 2005	31,395	31	281,696	(2,112)	(216,942)	2,484	65,157
Net loss	—	—	—	—	(16,001)	—	(16,001)
Foreign currency translation gain	—	—	—	—	—	1,212	1,212
Comprehensive loss	—	—	—	—	—	—	(14,789)
Exercise of stock options and warrants	513	1	2,025	—	—	—	2,026
Stock-based compensation-stock options related to acquisitions	—	—	756	—	—	—	756
Stock-based compensation-stock options	—	—	3,475	—	—	—	3,475
Stock-based compensation-restricted stock	—	—	463	—	—	—	463
Cancellation of restricted stock	(8)	—	—	—	—	—	—
Issuance of restricted stock	130	—	—	—	—	—	—
Issuance of common stock, net of offering costs, and restricted stock related to acquisitions	—	—	137	—	—	—	137
Reclassification of deferred compensation due to adoption of SFAS 123R	—	—	(2,112)	2,112	—	—	—
Balance at September 30, 2006	32,030	32	286,440	—	(232,943)	3,696	57,225
Net income	—	—	—	—	6,028	—	6,028
Unrealized gain/loss on marketable securities, net	—	—	—	—	—	(2)	(2)
Foreign currency translation gain	—	—	—	—	—	899	899
Comprehensive income	—	—	—	—	—	—	6,925
Exercise of stock options	1,328	1	6,113	—	—	—	6,114
Cancellation of restricted stock	(137)	—	—	—	—	—	—
Stock-based compensation-stock options	—	—	2,870	—	—	—	2,870
Stock-based compensation-restricted stock	—	—	150	—	—	—	150
Tax benefit from stock options	—	—	77	—	—	—	77
Balance at September 30, 2007	33,221	$33	$295,650	$—	$(226,915)	$4,593	$73,361

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$6,028	$(16,001)	$(19,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,611	1,238	1,382
Purchased in-process research and development	—	—	1,940
Amortization of intangibles and capitalized software	2,133	2,111	1,335
Non-cash stock-based compensation expense	3,020	4,695	3,031
Excess tax benefits from stock-based compensation	(77)	—	—
Provision (reversal) for doubtful accounts	82	(9)	103
Warrants issued to customers	—	—	(12)
Loss on disposal of assets	673	40	27
Accretion of discounts on investments	(131)	—	—
Other non-cash charges	445	140	29
Changes in assets and liabilities:
Accounts receivable	(11,825)	292	1,479
Prepaid expenses and other current assets	(59)	(1,028)	(988)
Other assets	2,585	(136)	250
Accounts payable	238	3,004	(3,893)
Accrued expenses, other long term liabilities and restructuring	(2,383)	6,106	743
Deferred revenue	36,573	2,793	5,489
Net cash provided by (used in) operating activities	38,913	3,245	(8,950)
Cash flows from investing activities:
Property and equipment purchases	(2,809)	(1,694)	(726)
Capitalized product development costs	(257)	(250)	(2,226)
Proceeds from disposal of property and equipment	—	11	—
Cash used for acquisitions, net	—	—	(9,800)
Proceeds from release of restricted cash	215	1,893	(12)
Purchases of marketable securities and short term investments	(18,028)	—	(100)
Proceeds from maturities of short term investments	6,000	—	4,100
Net cash used in investing activities	(14,879)	(40)	(8,764)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,191	2,250	1,210
Payment on capital leases	(96)	(213)	(199)
Excess tax benefits from stock-based compensation	77	—	—
Net cash provided by financing activities	6,172	2,037	1,011
Effect of exchange rate changes	2,503	1,490	(499)
Net increase (decrease) in cash and cash equivalents	32,709	6,732	(17,202)
Cash and cash equivalents at beginning of the year	45,278	38,546	55,748
Cash and cash equivalents at end of the year	$77,987	$45,278	$38,546
Supplemental cash flow information:
Cash paid for interest	$3	$17	$29
Cash paid for taxes	$1,669	$360	$478

Supplemental non-cash investing and financing activities:
Receivable related to issuance of stock options	$—	$77	$302
Fair value of assets acquired in acquisition, excluding acquired intangible assets	$—	$—	$1,134
Liabilities assumed in acquisitions	$—	$—	$477
Issuance of common stock in connection with acquisition	$—	$—	$9,307
Cashless exercise of stock warrants	$—	$450	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Chordiant Software, Inc., or the Company, or Chordiant, is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in banking, insurance, healthcare, telecommunications, retail and other consumer direct industries. The Company was incorporated in California in March 1991 and reincorporated in Delaware in October 1997.

The Company delivers customer solutions that include software applications and tools and services that enable businesses to integrate their customer information and corporate systems so that they can have an accurate, real-time view of their customers across multiple forms of customer interaction.

The Company believes its solutions offer flexibility to businesses to set business policies and processes to control the quality of servicing, fulfillment and marketing to their customers. The Company’s solutions enable its customers to control and change their business policies and processes. The Company believes that it is a leader in providing business process driven solutions for customer management.

The Company’s software solutions and architecture are based on leading industry standards that are widely adopted by business customers in the industries the Company serves. The Company believes these solutions are capable of being the foundation for contemporary distributed computing environments required by global business-to-consumer enterprises.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Reverse Stock Split

On December 13, 2006, Chordiant’s Board of Directors approved a reverse two and a half to one stock split. On February 15, 2007 at a special meeting, stockholders approved the reverse stock split such that each outstanding two and one half (2.5) shares of common stock were combined into and became one (1) share of common stock. The reverse stock split was effective February 20, 2007. All share and per share amounts in these Consolidated Financial Statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Principles of consolidation

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, the Company evaluates the estimates, including those related to our allowance for doubtful accounts, valuation of stock-based compensation, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring expenses, contingencies, fair value of vendor specific objective evidence in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ materially from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash, cash equivalents and marketable securities

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. The Company invests primarily in money market funds as these investments are subject to minimal credit and market risks.

Historically the Company’s marketable securities have been classified as available-for-sale. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholder’s equity, net of any tax effect. Realized gains and losses and declines in value determined by management to be other than temporary on these investments are included in interest income and expense when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. As of September 30, 2007 and 2006, there were $12.2 million and zero, respectively marketable securities held by the Company, respectively.

Restricted cash

At September 30, 2007 and 2006, interest bearing certificates of deposit were classified as restricted cash. These deposits serve as collateral for letters of credit securing certain lease obligations and post-contract customer support obligations. During the years ended September 30, 2007 and 2006, $0.2 million and $0.3 million, respectively of restricted cash for letters of credit related to lease obligations was released in accordance with the requirements of the lease agreement.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of these instruments. The reported amount of borrowings approximates fair value because of the market value interest rates that these debts bear.

During the years ended September 30, 2007, 2006 and 2005, the Company did not enter into any foreign currency forward exchange contracts.

Revenue Recognition

The Company derives revenue from licensing software and related services, which include assistance in implementation, customization and integration, post-contract customer support, training and consulting. All revenue amounts are presented net of sales taxes in the Company’s Consolidated Statements of Operations. The amount and timing of revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from period to period and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by the interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

Software license revenue is recognized in accordance with Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

For arrangements with multiple elements, the Company recognizes revenue for services and post-contract customer support based upon the fair value Vendor Specific Objective Evidence (VSOE) of the respective elements. The fair value VSOE of the services element is based upon the standard hourly rates charged for the services when such services are sold separately. The fair value VSOE for annual post-contract customer support is generally established with the contractual future renewal rates included in the contracts, when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and fair value VSOE exists for all undelivered elements, the Company accounts for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, revenue is recognized upon the establishment of VSOE for that element or when the element is delivered.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement relate to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization services essential to the functionality of our products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”.

The percentage-of-completion method is applied when the Company has the ability to make reasonably dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards completion. The progress toward completion is measured based on the “go-live” date. The “go-live” date is defined as the date the essential product functionality has been delivered or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When additional licenses are sold related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. Revenue from these arrangements is classified as license and service revenue based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when the Company is unable to obtain reasonably dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of SOP 97-2 are met. Expenses associated with these co-development arrangements are accounted for under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

Revenue from subscription or term license agreements, which include software and rights to unspecified future products or maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products and maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

Revenue for post-contract customer support is recognized ratably over the support period which ranges from one to five years.

Training and consulting services revenue is recognized as such services are performed on an hourly or daily basis for time and material contracts. For consulting services arrangements with a fixed fee, revenue is recognized on a percentage-of-completion basis.

For all sales, either a signed license agreement or a binding purchase order with an underlying master license agreement is used as evidence of an arrangement. Sales through third party systems integrators are evidenced by a master agreement governing the relationship together with binding purchase orders or order forms on a transaction-by-transaction basis. Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to the Company the sale of software products to end-users. The Company’s agreements with customers and resellers do not contain product return rights.

Collectibility is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is generally not requested from customers. If it is determined that the collection of a fee is not probable, the revenue is recognized at the time the collection becomes probable, which is generally upon the receipt of cash. If a transaction includes extended payment terms, the revenue is recognized as the payments become due and payable.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock-based compensation

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The consolidated financial statements for the years ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. Under the intrinsic value method, when the exercise price of the Company’s fixed stock options granted to employees and directors was equal to the fair market value of the underlying stock at the date of grant, no stock-based compensation was required to be recognized under APB 25.

Stock-based compensation expense recognized during the period under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended September 30, 2007 and 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed the method of expense attribution from the vested graded to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the vested graded method of expense attribution while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company has continued to utilize the Black-Scholes option-pricing model, or Black-Scholes model. For additional information, see Note 12. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Stock-based compensation expense recognized under SFAS 123(R) for the year ended 2007 was $3.0 million, which consisted of stock-based compensation expense of $2.8 million related to employee stock options and $0.2 million related to restricted stock awards, respectively.

There was no stock-based compensation expense related to the ESPP recognized during the years ended September 30, 2007, 2006 and 2005. See Note 12 for additional information.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, certificates-of-deposit, and marketable securities with maturities of less than one year. The Company has cash and cash equivalents and marketable securities with various high quality institutions domestically and internationally. The Company’s marketable securities are composed of investment instruments that are highly rated.

The Company’s accounts receivable are derived from sales to customers located in North America, Europe, and elsewhere in the world. The Company performs ongoing credit evaluations of customers’ financial condition and, generally, requires no collateral from customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The Company estimates its allowance for doubtful accounts by analyzing accounts receivable for specific risk accounts as well as providing for a general allowance amount based on historical bad debt and billing dispute percentages. The estimate considers historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. To date, bad debts have not been material and have been within management expectations. The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Year Ended September 30,
	2007	2006	2005
Citicorp Credit Services, Inc.	23%	12%	*
IBM	16%	*	*
Capital Once Services, Inc.	*	*	18%

    *      Represents less than 10% of total revenues.

At September 30, 2007, Wellpoint, Inc., IBM and Citicorp Credit Services, Inc. accounted for approximately 28%, 17% and 15% of our accounts receivable, respectively. At September 30, 2006, IBM and Cash America International, Inc. accounted for approximately 26% and 14% of our accounts receivable, respectively.

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

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product have been capitalized and included in Other Assets as of September 30, 2007. This product was completed in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the year ended September 30, 2007 amortization expense related to this product was less than $0.1 million.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the years ended September 30, 2007 and 2006, amortization expense related to this product was $0.9 million and $0.9 million, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful lives, generally three years. Depreciation and amortization expense was approximately $1.5 million, $1.2 million and $1.4 million for the years ended September 30, 2007, 2006, and 2005, respectively.

As required by SFAS No.143 “Accounting for Asset Retirement Obligations”,  or SFAS 143, and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, or FIN 47, the Company has recorded an Asset Retirement Obligation (ARO) of approximately $0.3 million and a corresponding increase in leasehold improvements. SFAS 143 and FIN 47 requires the recognition of a liability for the fair value of a legally required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonability estimated. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

The Company’s ARO is associated with leasehold improvements to facilities where the Company is the lessee and the lease agreement contains a reinstatement clause, which generally requires any leasehold improvements the Company makes to the leased property be restored to their original condition at the end of the lease. This amount represents the present value of the ARO and will be amortized over the term of the lease.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.  Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from one and one half to five years (See Note 3). The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  The Company did not recognize any goodwill or intangible asset impairment charges in the years ended September 30, 2007, 2006, and 2005.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products or components of products. Royalty expense is generally based on a percentage of the underlying revenue and subject to minimum and maximum amounts. Royalty expense was approximately $1.8 million, $1.5 million, and $1.5 million for the years ended September 30, 2007, 2006, and 2005, respectively. With respect to a licensed banking product, the Company obtained exclusive, irrevocable worldwide rights to the product. Under the terms of the agreement, if the Company did not achieve agreed upon annual minimum royalty targets, the licensor had the ability to cancel the exclusivity rights. During the year ended September 30, 2006, the minimum targets were not met and the rights to distribute the product are no longer exclusive.

Advertising costs

Advertising costs are expensed to sales and marketing expense as incurred. Advertising costs for the year ended September 30, 2007, 2006, and 2005 totaled approximately $0.5 million, $0.2 million, and $0.2 million, respectively.

Foreign currency translation

The functional currency of our foreign entities is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in Accumulated Other Comprehensive Income (Loss) as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in Other Income (Expense).

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the years ended September 30, 2006 and 2005.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Years ended September 30,
	2007	2006	2005

Net income (loss) available to common stockholders	$6,028	$(16,001)	$(19,865)
Denominator:
Weighted average common stock outstanding	32,650	31,476	30,548
Common stock subject to repurchase	(225)	(403)	(768)
Denominator for basic calculations	32,425	31,073	29,780

Effect of dilutive potential common shares	836	— (1)	— (1)
Denominator for diluted calculations	33,261	31,073	29,780

Net income (loss) per share—basic	$0.19	$(0.51)	$(0.67)
Net income (loss) per share—diluted	$0.18	$(0.51)	$(0.67)

(1) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	September 30,
	2006	2005

Warrants outstanding	345	665
Employee stock options	4,105	3,385
Restricted stock	403	768
	4,853	4,818

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 3— BALANCE SHEET COMPONENTS

Accounts receivable

Accounts receivable, net, consists of the following (in thousands):

	September 30,
	2007	2006
Accounts receivable, net:
Accounts receivable	$27,546	$19,108
Less: allowance for doubtful accounts	(165)	(83)
	$27,381	$19,025

Prepaid expenses and other current assets

Prepaid expense and other current assets consist of the following (in thousands):

	September 30,
	2007	2006
Prepaid expense and other current assets:
Prepaid commissions and royalties	$3,104	$3,265
Other prepaid expenses and current assets	2,202	1,945
	$5,306	$5,210

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	September 30,
	2007	2006
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,167	$3,313
Purchased internal-use software (useful lives of 3 years)	2,685	2,254
Furniture and equipment (useful lives of 3 to 7 years)	739	1,043
Computer equipment and software under capital leases (useful lives of 3 years)	—	549
Leasehold improvements (shorter of 7 years or the term of the lease)	2,883	2,729
	10,474	9,888
Accumulated depreciation and amortization	(6,836)	(7,258)
	$3,638	$2,630

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Intangible assets

Intangible assets, net, consist of the following (in thousands):

	September 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
Developed technologies	$6,904	$(4,869)	$2,035	$6,904	$(3,972)	$2,932
Customer list and trade-names	2,731	(2,041)	690	2,731	(1,726)	1,005
	$9,635	$(6,910)	$2,725	$9,635	$(5,698)	$3,937

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over their estimated useful lives which are as follows: Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $1.2 million, $1.2 million, and $1.2 million for the years ended September 30, 2007, 2006, and 2005, respectively. The Company expects amortization expense on acquired intangible assets to be $1.2 million in fiscal 2008, $1.2 million in fiscal 2009, and $0.3 million in fiscal 2010.

Other assets

Other assets consist of the following (in thousands):

	September 30,
	2007	2006
Other assets:
Long-term accounts receivable	$984	$—
Other assets	2,280	2,860
	$3,264	$2,860

The long-term accounts receivable balance represents a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of September 30, 2007, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30,
	2007	2006
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$6,781	$7,627
Accrued restructuring expenses, current portion (Note 6)	3,044	655
Accrued third party consulting fees	1,264	1,491
Accrued income, sales and other taxes	1,143	2,545
Accrued professional fees	337	1,630
Other accrued liabilities	1,235	1,758
	$13,804	$15,706

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 4—MARKETABLE SECURITIES

The Company has the following marketable securities (in thousands):

	September 30, 2007
	Amortized cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Marketable Securities:
Commercial paper	$3,008	$—	$(1)	$3,007
Corporate bonds	9,153	3	(4)	9,152
Total	$12,161	$3	$(5)	$12,159

The Company had no marketable securities as of September 30, 2006. As of September 30, 2007, all marketable securities have maturity dates less than one year. For the year ended September 30, 2007, no gains or losses were realized on the sale of marketable securities.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The guidance is applicable for fiscal years ending after November 15, 2006. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company expects to adopt this standard in the fiscal year commencing on October 1, 2007. The Company has not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions.

    In May 2007,the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

NOTE 6—RESTRUCTURING

Restructuring Costs

Through September 30, 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” or previous guidance under Emerging Issues Task Force 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, or EITF 94-3.

Retroactive application of SFAS 146 to periods prior to January 1, 2003, was prohibited; accordingly, the accrual relating to facilities vacated prior to the effective date of SFAS 146 continues to be accounted for in accordance with the guidance of EITF 94-3. Accruals for facilities that were restructured prior to 2003 do not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

For each of the periods presented herein, restructuring expenses consist solely of:

•	Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

•
Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned office space under leases, the disposal of property and equipment including facility leasehold improvements, and net of estimated sublease income.

As of September 30, 2007, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total

Severance and termination benefits	$100	$—	$100
Excess facilities	2,944	942	3,886
Total	$3,044	$942	$3,986

As of September 30, 2007 and 2006, $3.0 million and $0.7 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements or the anticipated settlement dates.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2008.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The excess facilities reserve relates to two facilities: one located in the United Kingdom and one in Boston, Massachusetts. The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Lease Payments
2008	$2,944
2009	415
2010	407
2011	120
Total	$3,886

Included in the future minimum lease payments schedule above is an offset of $0.9 million of contractually committed sublease rental income for the Boston facility. In November 2007, the Company expects to negotiate a break clause in the United Kingdom lease allowing for an early termination of the respective facility which will release the Company of any future rent liabilities subsequent to January 2008. The scheduled lease payments shown in the table above reflect an expected payment of $2.5 million in fiscal year 2008 associated with the early termination of the United Kingdom lease.

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain–based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters in the United Kingdom and the closure of the France office. In connection with this action, the Company incurred a one-time restructuring expense of $6.1 million for severance and termination benefits, and excess facilities expensed to Restructuring Expense in the Consolidated Statements of Operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. The Company was able to terminate the France facility lease during the year and as of the date of this Annual Report, expects to negotiate an early termination option for the United Kingdom lease that will terminate the lease by January 2008. Management believes the current restructure reserve amount is sufficient to meet all payments required as a result of the anticipated early termination.

The following table summarizes the activity related to the fiscal year 2007 restructuring (in thousands):

	Severance and Benefits	Excess Facilities	Total

Total expenses	$1,752	$4,378	$6,130
Non-cash	4	(947)	(943)
Cash paid	(1,756)	(905)	(2,661)
Reserve balance as of September 30, 2007	$—	$2,526	$2,526

Fiscal Year 2005 Restructuring

In May 2005, the Company appointed a task force to improve profitability and control expenses. The goal of the task force was to create a better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well adjust as the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. This work resulted in an approximate 10% reduction in the Company’s workforce, and affected employees were notified in July 2005. In connection with this action, the Company incurred a one-time restructuring expense of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the activity related to the fiscal year 2005 restructuring (in thousands):

Severance and Termination Benefits
Reserve balance at September 30, 2005	$469
Non-Cash	1
Cash paid	(438)
Reserve balance at September 30, 2006	32
Provision adjustment	60
Non-Cash	8
Cash paid	—
Reserve balance at September 30, 2007	$100

Prior Restructurings

During fiscal year 2002, based upon the Company’s continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, the Company restructured several areas so as to reduce expenses and improve revenue per employee, or 2002 Restructuring. As part of 2002 Restructuring, the Company recorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, the Company accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sublease income based on current comparable rates for leases in the respective markets.

During the year ended September 30, 2007, the Company entered into a new sublease for the last remaining facility lease associated with the 2002 Restructuring. As a result of this sublease rental income being lower than previously estimated as part of the restructure facility reserve, the Company recorded an additional $0.4 million of restructuring expense during the year ended September 30, 2007. The sublease term is through the entire remaining term of the Company’s lease obligation for the facility.

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance at September 30, 2005	$2,497
Non-cash	(298)
Cash paid	(337)
Reserve balance at September 30, 2006	1,862
Provision adjustment	353
Non-cash	1
Cash paid	(856)
Reserve balance at September 30, 2007	$1,360

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation, or Infogain. Samuel T. Spadafora, a former directors and executive officers of the Company, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006.

Charles E. Hoffman, a director of the Company, is the President and Chief Executive Officer of Covad Communications Group, Inc., or Covad, a customer of ours.

In January 2005, David A. Weymouth became a director of the Company. Through June 2005, Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Mr. Weymouth terminated his relationship with Barclay’s Group and became an associate with Deloitte & Touche LLP, a prior provider of tax services to the Company.

The following presents the related party transactions balances (in thousands):

	Revenue			Cost of Revenues			Payments
	Year Ended September 30,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Infogain	$—	$426	$—	$72	$669	$—	$204	$952	$—
Covad	252	237	1,102	—	—	—	—	—	—
Barclay’s Group	—		6,953	—	—	—	—	—	—
Deloitte & Touche LLP	—	—	—	—	—	—	—	98	547
	$252	$663	$8,055	$72	$669	$—	$204	$1,050	$547

	Accounts Receivable		Accounts Payable		Deferred Revenue
	As of September 30,
	2007	2006	2007	2006	2007	2006
Infogain	$—	$2	$—	$132	$—	$—
Covad	—	140	—	—	116	112
	$—	$142	$—	$132	$116	$112

NOTE 8—BORROWINGS

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit and require the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2 to 1, (iii) a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. Due to the Company’s failing to timely file its periodic reports on Form 10-K for the year ended September 30, 2006 and on Form 10-Q for the quarter ended June 30, 2006, the line of credit agreement was amended in August 2006, November 2006, and December 2006 to extend the deadline related to the filing of its periodic reports to February 20, 2007. As of February 14, 2007, the Company became current with its SEC regulatory filings and has remained current for filings thereafter.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of September 30, 2007, the Company had utilized $0.3 million of the standby commercial letters of credit limit of which $0.3 million serves as collateral for computer equipment leases for Ness (see Note 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of September 30, 2007, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of September 30, 2007, there was no outstanding balance on the revolving line of credit. Advances are available on a non-formula basis up to $5.0 million.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of September 30, 2007 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2008	$5,772	$(277)	$5,495
2009	2,503	(283)	2,220
2010	2,276	(294)	1,982
2011	1,672	(85)	1,587
2012	800	—	800
Thereafter	557	—	557
Total minimum payments	$13,580	$(939)	$12,641

During the three months ended March 31, 2007, the Company paid the final payments on its remaining capital lease obligations. Operating lease payments in the table above include approximately $4.9 million for two facility operating lease commitments that are included in restructuring expense. One of the leases is located in Boston, Massachusetts and the other is located in the United Kingdom. As of September 30, 2007, the Company has $0.9 million in sublease income contractually committed for future periods relating to the Boston, Massachusetts facility classified as an operating lease. See Note 6 for further discussion. The scheduled lease payments shown in the table above reflect a payment of $2.5 million in fiscal year 2008 associated with the early termination of the United Kingdom lease.

Rent expense for the years ended September 30, 2007, 2006, and 2005 totaled $2.5 million, $2.5 million, and $2.7 million, respectively. Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are expensed against the restructuring accrual.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2007, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

Asset retirement obligations payments as of September 30, 2007 are as follows (in thousands):

Payments
Fiscal year ended September 30:
2008	$—
2009	—
2010	—
2011	144
2012	202
Total	$346

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional year terms. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at September 30, 2007. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.3 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’s obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 10. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of these services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of September 30, 2007.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company warrants that software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of September 30, 2007.

NOTE 10—LITIGATION

Beginning in July 2001, the Company and certain of its officers and directors, or Individuals, were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering, or IPO, violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the Company’s  registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Company’s IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies, or Issuers, that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, holding that the actions could not be maintained as pled but clarifying that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs had until July 31, 2007 in which to file amended complaints against all Issuers, including Chordiant.

Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  On or about November 13, 2007, Issuers in the focus cases filed a motion to dismiss the claims alleged against them in the amended complaints.  This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. The individual defendants filed motions to dismiss as well. The parties have agreed that the plaintiffs' opposition to the motions to dismiss would not be due until October 25, 2007, in order to permit the parties an opportunity to explore a resolution of this dispute. The hearing on the motion to dismiss is set for November 26, 2007.  The Plaintiffs have recently informed Chordiant that they intend to file an amended derivative complaint.  This will render the currently filed motion to dismiss moot and a new motion to dismiss will have to be filed in response to the amended pleading. The parties have stipulated to a schedule for filing the amended complaint and for briefing motions to dismiss, but the court has not yet entered this stipulation as an order.

In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries.  The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them.  The Company has not formed a view of whether the Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert management’s attention or cause product delays. If any of the Company’s products were found to infringe such patents, the patent holder could seek an injunction to enjoin use of the infringing product. If the Company was required to settle such a claim, it could have a material impact on our business, results of operations, financial condition or cash flows.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 11—INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years ended September 30,
	2007	2006	2005

United States	$(2,363)	$(16,759)	$(19,766)
Foreign	9,993	1,402	350
	$7,630	$(15,357)	$(19,416)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income tax expense (benefit) was comprised of the following (in thousands):

	Years ended September 30,
	2007	2006	2005
Current
United States	$150	$—	$—
International	1,431	377	234
State	21	267	215
	1,602	644	449
Deferred
United States	—	—	—
International	—	—	—
State	—	—	—
	—	—	—
	$1,602	$644	$449

The increase in the provision for the year ended September 30, 2007 when compared to the year ended September 30, 2006 is due primarily to $0.8 million of foreign withholding taxes paid during the year and an increase in United States alternative minimum tax.  The increase in the provision for the year ended September 30, 2006 when compared to the year ended September 30, 2005 is due to a combination of increases in both state tax expense and foreign income tax expense.

Deferred tax assets consist of the following (in thousands):

	September 30,
	2007	2006
Net operating loss carryforwards	$64,239	$67,691
Accrued expenses and provisions	1,486	3,731
Tax credit carryforwards	5,566	5,422
Deferred revenue	13,997	9,302
Stock-based compensation	1,087	544
Depreciation and amortization	2,524	2,227
Gross deferred tax assets	88,899	88,917
Deferred tax valuation allowance	(88,899)	(88,917)
Net deferred tax assets	$—	$—

The valuation allowance did not change substantially for the year ended September 30, 2007 and increased by $5.6 million for the year ended September 30, 2006.

We provide a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits, future projected taxable income and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At September 30, 2007, we had approximately $147.3 million and $18.9 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $35.4 million in the United Kingdom. Approximately $36.4 million of the federal net operating loss carryforwards, representing net operating loss carryforwards acquired through our acquisition of Prime Response, are subject to change in control limitations, and, if utilized beyond such limitations will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $3.5 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and begin to expire in 2010 and 2008, respectively. At September 30, 2007, there are approximately $3.3 million of federal research and development credits and alternative minimum tax credits that begin to expire in 2010. At September 30, 2007, there were also California state credits of approximately $3.5 million that do not expire.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. The Company has analyzed its historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from its deferred tax balances.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Years ended September 30,
	2007	2006	2005

Income (loss) before income taxes	$7,630	$(15,357)	$(19,416)

Federal tax at 35 % statutory rate	$2,670	$(5,375)	$(6,796)
State taxes, net of federal tax benefit	14	267	215
Stock-based compensation	531	1,643	1,062
In process R&D	—	—	679
Federal alternative minimum tax	150	—	—
Foreign tax at other than US rates	(2,067)	377	234
Other items	322	—	—
Valuation allowance	(18)	3,732	5,055
Provision for income taxes	$1,602	$644	$449

NOTE 12—EMPLOYEE BENEFIT PLANS

Common Stock and Restricted Stock Awards

In February 2006, the Board of Directors approved a grant of 50,000 shares of the Company’s restricted stock to Samuel Spadafora, the Chairman of the Board at that time. In November 2006, Mr. Spadafora entered into a separation agreement with the Company. Based upon the separation agreement, the shares ceased to vest at the separation date. At the date of Mr. Spadafora’s termination, 24,000 shares had vested and 26,000 shares were cancelled.

In August 2005, the Board of Directors approved three grants of 80,000 shares of each restricted stock to Robert Mullen, President of Worldwide Field Operations at that time, to occur on August 2005, April 2006 and April 2007. In August 2006, Mr. Mullen entered into a separation agreement with the Company, whereby he continued as an employee until December 31, 2006 at which time vesting of his shares ceased. At the date of Mr. Mullen’s separation, 53,333 shares had vested and 106,667 shares were cancelled (the April 2007 80,000 shares were never granted).

In June 2005, the Company granted 50,000 shares of our restricted stock to Stephen Kelly, our Chief Executive Officer at that time, and 50,000 shares to Robert Mullen. These shares vested on April 1, 2006.

There were no repurchases of the Company’s common stock during the years ended September 30, 2007, 2006, and 2005. Cancellations of issued but unvested shares of restricted stock were approximately 136,775, 8,000, and 38,400 shares during the years ended September 30, 2007, 2006, and 2005, respectively.

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan, or 2005 Plan, was approved at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan, or 1999 Plan and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, restricted stock awards, and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

exercised beyond ten years from that date. However, during the stock option review (see Note 3 in Notes to Consolidated Financial Statements of the 2006 Form 10-K), it was discovered that some options granted had the option price less than the fair market value of the shares on the date of grant. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant amended these eligible options. Under the 2005 Plan, stock options generally vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 0.5 million shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increases the number of shares available for issuance by 2.2 million shares of common stock from an aggregate total of approximately 0.5 million shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 2.7 million shares available for future grant and issuance under the 2005 Plan. In January 2007, the Board amended the 2005 plan to increase the number of shares reserved for future issuance by 1.6 million shares. This amendment was approved by the stockholders at the 2007 annual meeting of stockholders’ held on April 24, 2007. As of September 30, 2007, there were approximately 2.8 million shares reserved for future issuance and approximately 2.6 million options that were outstanding under the 2005 Plan.

2000 Nonstatutory Equity Incentive Plan

In March 2000, the Board adopted the 2000 Nonstatutory Equity Incentive Plan, or 2000 Plan. Stockholder approval of this plan was not required and has not been obtained by the Company. The 2000 Plan was in effect as of June 30, 2003. In April 2002 and October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan from 0.4 million shares to 1.0 million shares and then to 1.8 million shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of the Company’s common stock and consultants who meet certain eligibility requirements. The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock. In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan. As of September 30, 2007, there were approximately 0.4 million shares outstanding under the 2000 Plan.

1999 Equity Incentive Plan

The 1999 Equity Incentive Plan, or 1999 Plan, provided for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but were typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. As of September 27, 2005, approximately 0.5 million available shares under the 1999 Plan were added to the share reserve of the 2005 Plan. No additional stock options will be granted under the 1999 Plan subsequent to September 27, 2005. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to the exercise or settlement are added to the share reserve of the 2005 Plan and become available for issuance under the 2005 Plan.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1999 Non-Employee Director Option Plan

    The 1999 Non-Employee Director Stock Option Plan, or 1999 Director Plan, was adopted by the Board of Directors and became effective on the date of the initial public offering. The 1999 Director Plan provides for the automatic grant of a nonstatutory option to purchase 10,000 shares of common stock to each new non-employee director on the date that such person becomes a director, vesting over a period of three years in equal monthly installments with 1/3% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining two years. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 3,000 shares on the day after each of our annual meetings of the stockholders, vesting in equal monthly installments over one year. Each director who is a member of a board committee will automatically be granted an additional nonstatutory option to purchase 2,000 shares, for each committee they serve on, on the day after each annual meeting of the stockholders, vesting in equal monthly installments over one year. The amount reserved under the 1999 Director Plan automatically increases on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the 1999 Director Plan during the prior year. This automatic increase is subject to reduction by the Board of Directors. Under the terms of the 1999 Director Plan, option prices may not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. In January 2007, the Board amended and restated the 1999 Director Plan to decrease the number of shares reserved for future issuance to 0.3 million shares and to eliminate the automatic increase provision. This amendment was approved by the stockholders at the 2007 annual meeting of stockholders’ held on April 24, 2007. As of September 30, 2007, approximately 0.3 million shares of common stock have been reserved for issuance and 0.2 million are outstanding under the 1999 Director Plan.

Stock Option Activity

The following table summarizes stock option and restricted stock activity under the Company’s stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2004	1,348	3,802	$6.13
Authorized	2,264	—	—
Options granted	(834)	834	5.20
Restricted stock granted	(180)	—	—
Options exercised	—	(498)	3.03
Cancellation of unvested restricted stock	38	—	—
Options cancelled/forfeited	742	(742)	9.00
Options cancelled from expired plans	(130)	(11)	—
Balance at September 30, 2005	3,248	3,385	5.70
Authorized	122	—	—
Options granted	(1,505)	1,505	7.63
Restricted stock granted	(130)	—	—
Options exercised	—	(493)	4.10
Cancellation of unvested restricted stock	178	—	—
Options cancelled/forfeited	708	(708)	7.45
Balance at September 30, 2006	2,621	3,689	6.33
Authorized	1,766	—	—
Options granted	(1,354)	1,354	9.11
Restricted stock granted	—	—	—
Options exercised	—	(1,328)	4.57
Cancellation of unvested restricted stock	137	—	—
Options cancelled/forfeited	537	(537)	8.86
Authorized reduction in shares from existing plans	(649)	—	—
Balance at September 30, 2007	3,058	3,178	$7.96

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/2007 of $13.86	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/07 of $13.86
$0.35 – 4.10	365	5.96	$3.16	$3,902	314	$3.01	$3,403
4.18 – 6.70	413	6.97	5.83	3,316	305	5.68	2,495
6.75 – 7.75	415	7.67	7.40	2,683	196	7.32	1,282
7.80 – 8.15	442	8.19	7.98	2,597	183	7.99	1,077
8.25 – 8.25	829	9.37	8.25	4,651	147	8.25	823
8.28 – 10.75	350	7.83	9.22	1,625	152	9.60	648
10.80 – 45.00	364	7.70	13.90	346	184	13.63	285
$0.35 – 45.00	3,178	7.92	$7.96	$19,120	1,481	$7.26	$10,013

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $13.86 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2007 was approximately 1.4 million. As of September 30, 2007, approximately 1.5 million outstanding options were vested and exercisable, and the weighted average exercise price was $7.26. The total intrinsic value of options exercised during the year ended September 30, 2007 was $8.5 million. The fair value of options vested was $3.3 million for the year ended September 30, 2007. As of September 30, 2007, total unrecognized compensation costs related to non-vested stock options was $5.2 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.

The total intrinsic value of options exercised during the year ended September 30, 2006 was $1.8 million. The fair value of options vested was $5.0 million for the year ended September 30, 2006. As of September 30, 2006, total unrecognized compensation costs related to non-vested stock options was $4.2 million, which was expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

The Company had zero unvested restricted stock awards as of September 30, 2007. Approximately 0.3 million shares of restricted stock vested during the year ended September 30, 2007. There were no shares of restricted stock awarded during the year ended September 30, 2007.

We had 1.0 million unvested restricted stock awards as of September 30, 2006. The total fair value of the unvested restricted stock awards at grant date was $2.4 million. The aggregate intrinsic value of the unvested restricted stock awards at September 30, 2006 was $3.1 million. During the year ended September 30, 2006, approximately 1.2 million shares vested related to restricted stock awards. There were approximately 0.3 million shares of restricted stock awarded during the year ended September 30, 2006. The weighted average fair value at grant date of the unvested restricted stock awards was $2.39 as of September 30, 2006. As of September 30, 2006, total unrecognized compensation costs related to unvested restricted stock awards was $0.9 million which was expected to be recognized as expense over a weighted average period of approximately one year.
The Company settles stock option exercises and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and restricted stock awards for years ended September 30, 2007, 2006, and 2005 which was allocated as follows (in thousands):

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Years Ended September 30,
	2007 (under SFAS 123(R))	2006 (under SFAS 123(R))	2005 (under SFAS 123 / APB 25)
Stock-based compensation expense:
Cost of revenues	$313	$248	$690
Sales and marketing	744	2,327	986
Research and development	546	332	843
General and administrative	1,417	1,788	512
Total stock-based compensation expense	$3,020	$4,695	$3,031

Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2007 was $3.0 million which consisted of stock-based compensation expense related to employee stock options of $2.8 million and stock-based compensation expense related to restricted stock awards of $0.2 million. Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2006 was $4.7 million which consisted of stock-based compensation expense related to employee stock options of $2.7 million and stock-based compensation expense related to restricted stock awards of $2.0 million.

The table below reflects net loss and basic and diluted net loss per share as if the fair value recognition provision of SFAS 123 had been applied for the year ended September 30, 2005 (in thousands except per-share amounts):

Year Ended September 30, 2005
Net loss	$(19,865)
Add: Stock-based compensation included in reported net loss	3,031
Less: Stock-based compensation expense determined under fair value method	(5,988)
Net loss—pro forma	$(22,822)
Basic and diluted net loss per share—as reported	$(0.67)
Basic and diluted net loss per share—pro forma	$(0.77)
Weighted average shares	29,780

Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosures in accordance with SFAS 123. The weighted-average estimated fair value of stock options granted for the year ended September 30, 2007, 2006, and 2005 was $4.41, $4.98, and 2.98 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2007	2006	2005
Expected lives in years	3.5	3.9	2.6
Risk free interest rates	4.7%	4.8%	3.3%
Volatility	63%	88%	98%
Dividend yield	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. With the adoption of SFAS 123(R) on October 1, 2005, the Company uses the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2007 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 7%, 5% or 1% change in the estimated value of the option being valued using the Black-Scholes model.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended September 30, 2007, 2006, and 2005 is based on awards ultimately expected to vest. Fiscal years 2007 and 2006 have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate for the year ended September 30, 2007 was based on historical forfeiture experience.

During the quarter ended June 30, 2007, the Company completed its 409A tender offer which resulted in the modification of certain options. The Company increased the exercise price of options previously issued at a discount to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. When combined with the related cash bonus to be paid to the option holders in connection with the exchange, the net charge to compensation expense for during the quarter was $0.1 million.

Accuracy of Fair Value Estimates

The Company uses third party analyses to assist in developing the assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

This determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options and restricted stock awards. Although the fair value of employee stock options and restricted stock awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

401(k) Savings Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for full-time employees in the United States. Under the Plan, each participant may elect to contribute up to 15% of their pre-tax compensation. The Plan allows the Company to match up to 50% the employee contributions. For each of the years ended September 30, 2007, 2006, 2005, the Company matched up to 25% of the employee contributions. Employee contributions are fully vested, whereas vesting in the Company’s matching contributions occurs at a rate of 33.3% per year of employment. The Company’s contributions to the 401(k) Plan totaled approximately $0.4 million, $0.4 million, and $0.4 million for the years ended September 30, 2007, 2006, and 2005, respectively.

Defined Contribution Plan

The Company also sponsors a defined contribution pension plan for the employees of Canada, United Kingdom, Netherlands, and Germany. The Company’s contributions to the pension plan totaled approximately $0.4 million, $0.5 million, and $0.7 million for the years ended September 30, 2007, 2006, and 2005, respectively.

1999 Employee Stock Purchase Plan

The 1999 ESPP was adopted by the Board of Directors and became effective on February 14, 2000, the date of the Company’s initial public offering. Eligible employees may have up to 15% of their earnings withheld to be used to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each nine-month offering period or the specified purchase date. The amount reserved under the 1999 ESPP automatically increases on October 1st of each year by the greater of (1) 2% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior year. However, the automatic increase is subject to reduction by the Board of Directors. Notwithstanding the foregoing, the aggregate number of shares that may be sold under the 1999 ESPP shall not exceed 5.2 million shares. There were no purchases of common stock under the ESPP for the years ended September 2007, 2006 and 2005, as the plan is currently suspended. In January 2007, the Board amended the ESPP to reduce the number of shares available for future issuance to 0.4 million.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13—WARRANTS

On September 4, 2006, warrants issued to Accenture plc to purchase up to 0.2 million shares of common stock at $17.63 expired. On September 20, 2006, IBM exercised warrants in a cashless transaction resulting in 19,230 of the Company’s shares being issued to IBM. In December 2006, warrants issued to Accenture plc and General Atlantic Partners from the acquisition of Prime Response in 2001 to purchase up to 0.4 million shares of the Company expired. As of September 30, 2007, there were no remaining warrants outstanding.

NOTE 14—SEGMENT INFORMATION

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Years Ended September 30,
	2007	2006	2005
License revenue
Enterprise solutions	$37,648	$30,351	$24,587
Marketing solutions	6,013	6,396	2,450
Decision management solutions	10,391	3,767	4,641
Total	$54,052	$40,514	$31,678

The following table summarizes service revenues by product emphasis consisting of consulting assistance and implementation, customization and integration, training, certain reimbursable out-of-pocket expense and post-contract customer support (in thousands):

	Years Ended September 30,
	2007	2006	2005
Service revenue
Enterprise solutions	$51,584	$39,911	$40,441
Marketing solutions	12,369	12,996	9,680
Decision management solutions	6,542	4,115	1,926
Total	$70,495	$57,022	$52,047

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Years Ended September 30,
	2007	2006	2005
North America	$65,701	$60,008	$41,697
Europe	58,846	37,528	41,939
Rest of World	—	—	89
Total	$124,547	$97,536	$83,725

Included in foreign revenue results for Europe is revenue from the United Kingdom of $28.3 million, $16.1 million, and $22.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	Years Ended September 30,
	2007	2006
North America	$2,346	$1,844
Europe	1,292	786
Total	$3,638	$2,630

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended September 30, 2007 and 2006:

Year ended September 30, 2007:

	Quarters -Ended
	September30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
	(in thousands, except per share data)
Revenues	$32,082	$36,761	$32,765	$22,939
Gross profit	$23,446	$26,775	$26,257	$14,716
Net income (loss)	$5,349	$6,453	$4,975	$(10,749)

Net income (loss) per share:
Basic	$0.16	$0.20	$0.15	$(0.34)
Diluted	$0.16	$0.19	$0.15	$(0.34)

Weighted average shares used in computing net income (loss) per share:
Basic	33,066	32,743	32,153	31,725
Diluted	34,217	34,384	33,216	31,725

Year ended September 30, 2006:

	Quarters -Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
	(in thousands, except per share data)
Revenues	$21,679	$27,026	$26,273	$22,558
Gross profit	$13,697	$17,360	$17,585	$15,427
Net loss	$(8,364)	$(3,682)	$(2,202)	$(1,753)

Net loss per share—basic and diluted	$(0.27)	$(0.12)	$(0.07)	$(0.06)
Weighted average shares used in computing basic and diluted net loss per share	31,468	31,214	30,891	30,730

NOTE 16—SUBSEQUENT EVENTS

Equity Compensation

In 2007, the Company’s Board of Directors approved the grant to employees of 738,700 shares of Stock Options and 199,500 shares of Restricted Stock Units.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of September 30, 2007, the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

In this evaluation, unless otherwise indicated, a “significant deficiency” is defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, our management has concluded that our internal over financial reporting was effective as of September 30, 2007.

BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. BDO Seidman, LLP has issued an attestation report on management’s assessment, which is included in Item 9A of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chordiant Software, Inc.
Cupertino, California

We have audited Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Chordiant Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chordiant Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chordiant Software, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
November 15, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the registrant’s Annual Meeting of Stockholders expected to be held not later 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein as incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the section entitled “Election of Directors” to be contained in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the section entitled “Executive Compensation” to be contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the information from the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” to be contained in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE

The information required by this Item is incorporated herein by reference from the section entitled “Transactions with Related Persons” to be contained in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the section entitled “Ratification of Selection of Independent Auditors” to be contained in our Proxy Statement.

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

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2007, 2006, and 2005 are as follows (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
2007	$83	$82	$—	$165
2006	$214	$(9)	$(122)	$83
2005	$111	$103	$—	$214
Deferred tax asset valuation allowance
2007	$88,917	$—	$(18)	$88,899
2006	$83,350	$5,567	$—	$88,917
2005	$63,615	$19,735	$—	$83,350

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

2.1	Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc..	8-K	8/3/2000

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc..	Form S-4 (No. 333-54856)	2/26/2001

2.3	Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc..	8-K	4/12/2002

2.4	Share Purchase Agreement, dated December 8, 2004, between Chordiant Software International, Inc. and the persons named therein (1).	8-K	12/27/2004

2.5	Deed of Trust, dated December 8, 2004, between Chordiant Software International, Inc. and KiQ Limited.	Form 8-K	12/27/2004

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc..	Form S-1 (No. 333-92187)	2/6/1999

3.2	Amended and Restated Bylaws of Chordiant Software, Inc..	Form 8-K	2/2/2006

4.1	Specimen Common Stock Certificate.	Form S-11 (No. 333-92187)	2/7/2000

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”).	Form 10-Q	5/15/2003

4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited.	Form 8-K	1/26/2004

4.4	Warrant, dated February 28, 1999, issued to GAP Coinvestment Partners II, L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.5	Warrant, dated December 9, 1999, issued to General Atlantic Partners 52, L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.6	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.7	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.8	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P..	S-1 (No. 333-92461)	12/10/1999

4.9	Warrant, dated September 4, 2001, issued to Accenture plc.	Form 10-K/T	3/29/2005

10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement.	Form S-1 (No. 333-92187)	12/6/1999

10.2*	1999 Employee Stock Purchase Plan.	Form S-1 (No. 333-92187)	12/6/1999

10.3*	Amended and Restated 1999 Non-Employee Directors' Plan as amended and restated.	Schedule 14A	3/15/2007

10.4*	Form of Stock Option Agreement of 1999 Non-Employee Directors' Plan.	Form S-1 (No. 333-92187)	1/19/2000

10.5*	2000 Nonstatutory Equity Incentive Plan.	S-8 (No. 333-42844)	8/2/2000

10.6*	Employment Letter Agreement of Samuel T. Spadafora dated April 24, 1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora.	Form S-1 (No. 333-92187)	1/19/2000

10.7	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form S-1 (No. 333-92187)	1/19/2000

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.8	Amended and Restated Loan and Security Agreement dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank.	Form 10-Q	5/15/2002

10.9
First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank.
		Form 10-Q	5/15/2002

10.10*	Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen P. Kelly.	Form 10-Q	5/15/2002

10.11*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-Q	5/15/2002

10.12*	Separation Agreement, dated October 20, 2003, by and between Chordiant Software, Inc. and Steve G. Vogel.	Form 10-K/A	3/30/2004

10.13*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc..	Form 10-Q	5/15/2002

10.14*	Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen P. Kelly.	Form 10-Q	11/14/2002

10.15*	Amendment to Change of Control Agreement dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen P. Kelly.	Form 10-K	3/28/2003

10.16*	Amendment to Change of Control Agreement dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-K	3/8/2004

10.17	Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003.	Form 10-Q	8/14/2003

10.18	First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	10-K	3/8/2004

10.19	Purchase Agreement by and between Chordiant and Acqua Wellington Opportunity I Limited, dated January 22, 2004.	Form S-3/A	3/30/2004

10.20*	Offer letter dated November 16, 2004 to George A. de Urioste.	Form 8-K	2/2/2005

10.21*	Change of Control Agreement dated January 31, 2005 by and between Chordiant Software, Inc. and George A. de Urioste.	Form 10-K/T	3/29/2005

10.22*	Terms of employment for Robert U. Mullen as of March 31, 2004.	Form 10-K/T	3/29/2005

10.23*	Change of Control Agreement dated April 24, 2003 by and between Chordiant Software, Inc. and Robert U. Mullen.	Form 10-K/T	3/29/2005

10.24*	Separation Agreement, dated August 16, 2004, by and between Chordiant Software, Inc. and Michael J. Shannahan.	Form 10-K/T	3/29/2005

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.25*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc..	Form 10-K/T	3/29/2005

10.26*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.	Form 10-K/T	3/29/2005

10.27+	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003, as amended.			X

10.28*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K	6/8/2005

10.29*	Offer Letter dated October 17, 2005 for Derek P. Witte.	Form 8-K	10/26/2005

10.30*	Change of Control Agreement dated October 20, 2005 by and between Chordiant Software, Inc. and Derek P. Witte.	Form 8-K	10/26/2005

10.31*	2005 Equity Incentive Plan, as amended.	Schedule 14A	3/15/2007

10.32*	A description of certain compensation arrangements between Chordiant Software, Inc. its executive officers.	Form 8-K	2/2/2006

10.33*	Offer Letter dated January 31, 2006 for Steven R. Springsteel.	Form 8-K	2/2/2006

10.34*	Form of Stock Option Agreement for Steven R. Springsteel.	Form 8-K	2/2/2006

10.35*	Amendment dated August 29, 2005 to April 24, 1998 Letter Agreement by and between Chordiant Software, Inc. and Samuel Spadafora.	Form 10-Q	2/9/2006

10.36*	Board Member Agreement dated March 7, 2006 for Richard Stevens	Form 8-K	3/10/2006

10.37	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006.	Form 10-Q	5/4/2006

10.38*	Separation Agreement dated March 1, 2006, by and between Chordiant Software, Inc. and Stephen Kelly.	Form 10-Q	5/4/2006

10.39*	Separation Agreement dated March 8, 2006, by and between Chordiant Software, Inc. and George A. de Urioste.	Form 10-Q	5/4/2006

10.40*	Separation Agreement dated August 8, 2006, by and between Chordiant Software, Inc. and Robert Mullen.	Form 8-K	8/11/2006

10.41	Addendum A to Master Services Agreement dated September 11, 2006 by and between Chordiant Software, Inc. and Ness USA, Inc..	Form 10-K	2/9/2007

10.42+	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.43+	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.			X

10.44	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.45	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.46
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-K	2/9/2007

10.47+	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.48*	Separation Agreement dated November 30, 2006, by and between Chordiant Software, Inc. and Samuel Spadafora.	Form 8-K	11/30/2006

10.49+	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.50	Master Professional Services Agreement dated May 7, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.51+	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).			X

10.52	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.53	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.	Form 10-K	2/9/2007

10.54	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.	Form 10-K	2/9/2007

10.55*	Change of Control Agreement dated November 1, 2005 by and between Chordiant Software, Inc. and Peter Norman.	Form 10-Q	4/30/2007

10.56*	Change of Control Agreement dated November 11, 2005 by and between Chordiant Software, Inc. and James St. Jean.	Form 10-Q	4/30/2007

10.57*	Change of Control Agreement dated May 26, 2006 by and between Chordiant Software, Inc. and Frank Florence.	Form 10-Q	4/30/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.58*	Change of Control Agreement dated April 13, 2007 by and between Chordiant Software, Inc. and PK Karnik.	Form 10-Q	4/30/2007

10.59+	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc..	Form 10-Q	8/10/2007

10.60*+	Fiscal Year 2008 Executive Incentive Bonus Plan.			X

10.61*+	Fiscal Year 2008 General Counsel Incentive Bonus Plan.			X

10.62*+	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Professional Services.			X

10.63*+	Fiscal Year 2008 Bonus Plan for Worldwide Vice President, Sales.			X

10.64*	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Sales.			X

10.65*	Offer Letter dated October 31, 2007 for David Cunningham.			X

10.66*+	2008-2009 Performance Share Unit Program.			X

10.67*	Form of 2008-2009 Performance Share Unit Program Award Grant Notice.			X

10.68	Addendum A to the Master Services Agreement dated October 25, 2007 by and between Chordiant Software, Inc. and Ness USA, Inc.			X

18.1	Preferability letter from BDO Seidman, LLP, Independent Registered Public Accounting Firm.	Form 10-K	12/9/2005

21.1	Subsidiaries of Chordiant Software, Inc..	10-Q	5/16/2005

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.			X

24.1	Power of Attorney (included on the signature pages hereto).			X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).			X

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)
Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. A brief description of the omitted schedules is contained in Exhibit 2.4. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on November 15, 2007.

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

Signature	Title	Date

/s/ STEVEN R. SPRINGSTEEL	Chairman, President, and Chief Executive Officer	November 15, 2007
Steven R. Springsteel

/s/ PETER S. NORMAN	Chief Financial Officer and Principal Accounting	November 15, 2007
Peter S. Norman	Officer

/s/ RICHARD G. STEVENS	Director	November 15, 2007
Richard G. Stevens

/s/ DAVID R. SPRINGETT	Director	November 15, 2007
David R. Springett

/s/ WILLIAM J. RADUCHEL	Director	November 15, 2007
William J. Raduchel

/s/ DAVID A. WEYMOUTH	Director	November 15, 2007
David A. Weymouth

/s/ CHARLES E. HOFFMAN	Director	November 15, 2007
Charles E. Hoffman

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

2.1	Stock Purchase Agreement, dated July 19, 2000, between Chordiant Software, Inc., White Spider Software, Inc. and the Sellers of capital stock of White Spider Software, Inc..	8-K	8/3/2000

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 8, 2001, by and among Chordiant Software, Inc., Puccini Acquisition Corp. and Prime Response, Inc..	Form S-4 (No. 333-54856)	2/26/2001

2.3	Agreement and Plan of Merger and Reorganization, dated as of March 28, 2002, by and among Chordiant Software, Inc., OnDemand Acquisition Corp. and OnDemand, Inc..	8-K	4/12/2002

2.4	Share Purchase Agreement, dated December 8, 2004, between Chordiant Software International, Inc. and the persons named therein (1).	8-K	12/27/2004

2.5	Deed of Trust, dated December 8, 2004, between Chordiant Software International, Inc. and KiQ Limited.	Form 8-K	12/27/2004

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc..	Form S-1 (No. 333-92187)	2/6/1999

3.2	Amended and Restated Bylaws of Chordiant Software, Inc..	Form 8-K	2/2/2006

4.1	Specimen Common Stock Certificate.	Form S-11 (No. 333-92187)	2/7/2000

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”).	Form 10-Q	5/15/2003

4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited.	Form 8-K	1/26/2004

4.4	Warrant, dated February 28, 1999, issued to GAP Coinvestment Partners II, L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.5	Warrant, dated December 9, 1999, issued to General Atlantic Partners 52, L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.6	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.7	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P..	Form S-1 (No. 333-92461)	12/10/1999

4.8	Warrant, dated December 9, 1999, issued to Accenture (Formerly known as Andersen Consulting), L.P..	S-1 (No. 333-92461)	12/10/1999

4.9	Warrant, dated September 4, 2001, issued to Accenture plc.	Form 10-K/T	3/29/2005

10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement.	Form S-1 (No. 333-92187)	12/6/1999

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.2*	1999 Employee Stock Purchase Plan.	Form S-1 (No. 333-92187)	12/6/1999

10.3*	Amended and Restated 1999 Non-Employee Directors' Plan as amended and restated.	Schedule 14A	3/15/2007

10.4*	Form of Stock Option Agreement of 1999 Non-Employee Directors' Plan.	Form S-1 (No. 333-92187)	1/19/2000

10.5*	2000 Nonstatutory Equity Incentive Plan.	S-8 (No. 333-42844)	8/2/2000

10.6*	Employment Letter Agreement of Samuel T. Spadafora dated April 24, 1998, by Chordiant Software, Inc. and agreed to and accepted by Samuel T. Spadafora.	Form S-1 (No. 333-92187)	1/19/2000

10.7	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form S-1 (No. 333-92187)	1/19/2000

10.8	Amended and Restated Loan and Security Agreement dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank.	Form 10-Q	5/15/2002

10.9
First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank.
		Form 10-Q	5/15/2002

10.10*	Change of Control Agreement, dated April 27, 2001, by and between Chordiant Software, Inc. and Stephen P. Kelly.	Form 10-Q	5/15/2002

10.11*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-Q	5/15/2002

10.12*	Separation Agreement, dated October 20, 2003, by and between Chordiant Software, Inc. and Steve G. Vogel.	Form 10-K/A	3/30/2004

10.13*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc..	Form 10-Q	5/15/2002

10.14*	Employment Letter, dated November 14, 2002, between Chordiant Software, Inc. and Stephen P. Kelly.	Form 10-Q	11/14/2002

10.15*	Amendment to Change of Control Agreement dated January 10, 2003, by and between Chordiant Software, Inc. and Stephen P. Kelly.	Form 10-K	3/28/2003

10.16*	Amendment to Change of Control Agreement dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-K	3/8/2004

10.17	Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003.	Form 10-Q	8/14/2003

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.18	First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	10-K	3/8/2004

10.19	Purchase Agreement by and between Chordiant and Acqua Wellington Opportunity I Limited, dated January 22, 2004.	Form S-3/A	3/30/2004

10.20*	Offer letter dated November 16, 2004 to George A. de Urioste.	Form 8-K	2/2/2005

10.21*	Change of Control Agreement dated January 31, 2005 by and between Chordiant Software, Inc. and George A. de Urioste.	Form 10-K/T	3/29/2005

10.22*	Terms of employment for Robert U. Mullen as of March 31, 2004.	Form 10-K/T	3/29/2005

10.23*	Change of Control Agreement dated April 24, 2003 by and between Chordiant Software, Inc. and Robert U. Mullen.	Form 10-K/T	3/29/2005

10.24*	Separation Agreement, dated August 16, 2004, by and between Chordiant Software, Inc. and Michael J. Shannahan.	Form 10-K/T	3/29/2005

10.25*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc..	Form 10-K/T	3/29/2005

10.26*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.	Form 10-K/T	3/29/2005

10.27+	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003, as amended.			X

10.28*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K	6/8/2005

10.29*	Offer Letter dated October 17, 2005 for Derek P. Witte.	Form 8-K	10/26/2005

10.30*	Change of Control Agreement dated October 20, 2005 by and between Chordiant Software, Inc. and Derek P. Witte.	Form 8-K	10/26/2005

10.31*	2005 Equity Incentive Plan, as amended.	Schedule 14A	3/15/2007

10.32*	A description of certain compensation arrangements between Chordiant Software, Inc. its executive officers.	Form 8-K	2/2/2006

10.33*	Offer Letter dated January 31, 2006 for Steven R. Springsteel.	Form 8-K	2/2/2006

10.34*	Form of Stock Option Agreement for Steven R. Springsteel.	Form 8-K	2/2/2006

10.35*	Amendment dated August 29, 2005 to April 24, 1998 Letter Agreement by and between Chordiant Software, Inc. and Samuel Spadafora.	Form 10-Q	2/9/2006

10.36*	Board Member Agreement dated March 7, 2006 for Richard Stevens	Form 8-K	3/10/2006

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.37	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006.	Form 10-Q	5/4/2006

10.38*	Separation Agreement dated March 1, 2006, by and between Chordiant Software, Inc. and Stephen Kelly.	Form 10-Q	5/4/2006

10.39*	Separation Agreement dated March 8, 2006, by and between Chordiant Software, Inc. and George A. de Urioste.	Form 10-Q	5/4/2006

10.40*	Separation Agreement dated August 8, 2006, by and between Chordiant Software, Inc. and Robert Mullen.	Form 8-K	8/11/2006

10.41	Addendum A to Master Services Agreement dated September 11, 2006 by and between Chordiant Software, Inc. and Ness USA, Inc..	Form 10-K	2/9/2007

10.42+	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.43+	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.			X

10.44	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.45	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.46
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-K	2/9/2007

10.47+	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.48*	Separation Agreement dated November 30, 2006, by and between Chordiant Software, Inc. and Samuel Spadafora.	Form 8-K	11/30/2006

10.49+	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.50	Master Professional Services Agreement dated May 7, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.51+	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).			X

10.52	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.53	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.	Form 10-K	2/9/2007

10.54	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.	Form 10-K	2/9/2007

10.55*	Change of Control Agreement dated November 1, 2005 by and between Chordiant Software, Inc. and Peter Norman.	Form 10-Q	4/30/2007

10.56*	Change of Control Agreement dated November 11, 2005 by and between Chordiant Software, Inc. and James St. Jean.	Form 10-Q	4/30/2007

10.57*	Change of Control Agreement dated May 26, 2006 by and between Chordiant Software, Inc. and Frank Florence.	Form 10-Q	4/30/2007

10.58*	Change of Control Agreement dated April 13, 2007 by and between Chordiant Software, Inc. and PK Karnik.	Form 10-Q	4/30/2007

10.59+	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc..	Form 10-Q	8/10/2007

10.60*+	Fiscal Year 2008 Executive Incentive Bonus Plan.			X

10.61*+	Fiscal Year 2008 General Counsel Incentive Bonus Plan.			X

10.62*+	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Professional Services.			X

10.63*+	Fiscal Year 2008 Bonus Plan for Worldwide Vice President, Sales.			X

10.64*	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Sales.			X

10.65*	Offer Letter dated October 31, 2007 for David Cunningham.			X

10.66*+	2008-2009 Performance Share Unit Program.			X

10.67*	Form of 2008-2009 Performance Share Unit Program Award Grant Notice.			X

10.68	Addendum A to the Master Services Agreement dated October 25, 2007 by and between Chordiant Software, Inc. and Ness USA, Inc.			X

18.1	Preferability letter from BDO Seidman, LLP, Independent Registered Public Accounting Firm.	Form 10-K	12/9/2005

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

21.1	Subsidiaries of Chordiant Software, Inc..	10-Q	5/16/2005

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.			X

24.1	Power of Attorney (included on the signature pages hereto).			X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).			X

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)
Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. A brief description of the omitted schedules is contained in Exhibit 2.4. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.