Form 10-Q
period 2007-12-31
CHORDIANT SOFTWARE INC
filed 2008-02-07
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were 33,212,666 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2007	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$76,212	$77,987
Marketable securities	10,885	12,159
Restricted cash	48	46
Accounts receivable, net	21,091	27,381
Prepaid expenses and other current assets	7,347	5,306
Total current assets	115,583	122,879
Restricted cash—long-term	267	265
Property and equipment, net	3,957	3,638
Goodwill	32,044	32,044
Intangible assets, net	2,423	2,725
Other assets	2,078	3,264
Total assets	$156,352	$164,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,469	$8,080
Accrued expenses	13,703	13,804
Deferred revenue, including related party balances of $52and $116at December31, 2007and September 30, 2007, respectively	38,002	44,548
Total current liabilities	60,174	66,432
Deferred revenue—long-term	19,109	23,434
Restructuring costs, net of current portion	837	942
Other long-term liabilities	870	646
Total liabilities	80,990	91,454

Commitments and contingencies (Notes 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at December 31, 2007and September 30, 2007	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 33,309 and 33,221shares issued and outstanding at December 31, 2007and September 30, 2007, respectively	33	33
Additional paid-in capital	297,412	295,650
Accumulated deficit	(226,710)	(226,915)
Accumulated other comprehensive income	4,627	4,593
Total stockholders’ equity	75,362	73,361
Total liabilities and stockholders’ equity	$156,352	$164,815

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Revenues:
License	$8,807	$7,162
Service, including related party items aggregating $64 and $63 for the three months ended December 31, 2007and 2006, respectively.	20,327	15,777
Total revenue	29,134	22,939
Cost of revenues:
License	334	454
Service, including related party items aggregating $177 for the three months ended December 31, 2006	8,478	7,466
Amortization of intangible assets	303	303
Total cost of revenue	9,115	8,223
Gross profit	20,019	14,716
Operating expenses:
Sales and marketing	8,903	7,264
Research and development	6,725	6,296
General and administrative	5,003	5,611
Restructuring expense	—	6,472
Total operating expense	20,631	25,643
Loss from operations	(612)	(10,927)
Interest income, net	835	304
Other income (expense), net	134	(15)
Income (loss)before income taxes	357	(10,638)
Provision for income taxes	152	111
Net income (loss)	$205	$(10,749)

Net income (loss)per share:
Basic	$0.01	$(0.34)
Diluted	$0.01	$(0.34)

Weighted average shares used in computing net income (loss) per share:
Basic	33,292	31,725
Diluted	33,864	31,725

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$205	$(10,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	397	350
Amortization of intangibles and capitalized software	570	528
Non-cash stock-based compensation expense	1,175	976
Provision for doubtful accounts and sales returns	38	111
Loss on disposal of assets	—	489
Accretion of discounts on marketable securities	(32)	—
Other non-cash charges	—	445
Changes in assets and liabilities:
Accounts receivable	6,255	(22,698)
Prepaid expenses and other current assets	(2,013)	(3,497)
Other assets	999	(263)
Accounts payable	396	(2,298)
Accrued expenses, other long-term liabilities and restructuring	23	7,273
Deferred revenue	(10,664)	31,727
Net cash provided by (used for) operating activities	(2,651)	2,394
Cash flows from investing activities:
Property and equipment purchases	(723)	(1,058)
Capitalized product development costs	(66)	—
Increase inrestricted cash	(2)	(81)
Purchases of marketable securities and short-term investments	(4,340)	—
Proceeds from maturities of marketable securities and short-term investments	5,647	—
Net cash provided by (used for) investing activities	516	(1,139)
Cash flows from financing activities:
Proceeds from exercise of stock options	569	221
Payment on capital leases	—	(56)
Excess tax benefits from stock-based compensation	17	—
Net cash provided by financing activities	586	165
Effect of exchange rate changes	(226)	688
Net increase (decrease) in cash and cash equivalents	(1,775)	2,108
Cash and cash equivalents at beginning of period	77,987	45,278
Cash and cash equivalents at end of period	$76,212	$47,386

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. or the Company, or Chordiant is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in banking, insurance, healthcare, communications, retail and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, orSEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stateshave been condensed or omitted pursuant to such rules and regulations. The September 30, 2007 Condensed Consolidated Balance Sheetswas derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’sAnnual Report on Form 10-K for the year ended September 30, 2007, or 2007 Form 10-K, filed with the SEC.

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

Principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accountsof the Companyand itswholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On an on-going basis, the Company evaluates the estimates, including those related to the allowance for doubtful accounts, valuation of stock-based compensation, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring expenses, contingencies, Vendor Specific Objective Evidence, or VSOE, of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

The Company derives revenue from licensing software and related services, which include assistance in implementation, customization and integration, post-contract customer support, or PCS, training and consulting. All revenue amounts are presented net of sales taxes in the Company’s Condensed Consolidated Statements of Operations. The amount and timing of revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from period to period and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by the interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Software license revenue is recognized in accordance with AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

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

For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is recognized.

For arrangements with multiple elements accounted for under SOP 97-2 where the Company determines it can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. If the undelivered element is PCS, or other services, an amount equal to the estimated value of the services to be rendered prior to the next payment becoming due is allocated to the undelivered services. The residual of the payment is allocated to the delivered elements of the arrangement.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For arrangements with multiple elements accounted for under SOP 81-1 where the Company determines it can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. Amounts are first allocated to the undelivered elements included in the arrangement, as payments become due or are received, the residual is allocated to the delivered elements.

Revenue for PCSis recognized ratably over the support period which ranges from one to five years.

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

Restricted cash

At December 31, 2007 and September 30, 2007, restricted cash included interest-bearing certificates of deposit. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations and PCS obligations.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, certificates-of-deposit, and marketable securities with maturities of less than one year. The Company hasdepositedcash and cash equivalents and marketable securities with various high quality institutions domestically and internationally. The Company’s marketable securities are composed of investment instruments that are highly rated.

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

The following table summarizes the revenues from customers and resellers that accounted for 10% or more of total revenues:

	Three Months Ended December 31,
	2007	2006
Citicorp Credit Services, Inc.	22%	13%
International Business Machines (“IBM”)	11%	11%
Wellpoint, Inc.	11%	*
Lloyds TSB Bank plc.	*	10%

*        Represents less than 10% of total revenues.

As previously announced, the Company has agreed to license certain of its software to IBM’s customers.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At December 31,2007, Wellpoint, Inc. and Citicorp Credit Services, Inc. accounted for 27% and 13%,of our accounts receivable, respectively. At September 30, 2007, Wellpoint,Inc., IBM and Citicorp Credit Services, Inc. accounted for approximately 28%,17% and 15% of our accounts receivable, respectively.

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

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating$0.5 million associated with this producthave been capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007,accordingly,the capitalized costsare being amortizedusing the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three months ended December 31, 2007, amortization expense, included in cost of revenue for licenses, related to this product was less than $0.1 million. As of December 31, 2007, the unamortized expense was $0.4 million.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three months ended December 31, 2007 and 2006, amortization expense, included in cost of revenue for licenses, related to this product was $0.2 millionfor each of the quarter.As of December 31, 2007, the unamortized expense was $0.5 million.

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

Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is explained in Note 11 to the Condensed Consolidated Financial Statements.

Net income (loss) per share

    The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard, or SFAS,  No. 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with SFAS 123(R), unvested performance based restricted stock units are not included in the computation of earnings per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three months ended December 31, 2006.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the computation of basic and diluted netincome (loss)per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended December31,
	2007	2006

Net income (loss) available to common stockholders	$205	$(10,749)
Denominator:
Weighted average common stock outstanding	33,292	31,882
Common stock subject to repurchase	—	(157)
Denominator for basic calculations	33,292	31,725

Effect of dilutive potential common shares	572	—	(*)
Denominator for diluted calculations	33,864	31,725

Net income (loss)per share—basic	$0.01	$(0.34)
Net income (loss) per share—diluted	$0.01	$(0.34)

        (*) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

December 31, 2006

Employee stock options	3,544
Restricted stock	157
3,701

Recent Accounting Pronouncements

In November 2007, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, orSAB, No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB 109 provides guidance on written loan commitments that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance is applicable for fiscal years beginning after December 15, 2007. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment”. SAB 110 allows for the continued use of the “simplified method” allowed under SAB 107 in developing an estimate of expected term “plain vanilla” share options in accordance with SFAS 123(R). The guidance is applicable after December 31, 2007. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the Financial Accounting Standards Board, or FASB, issued  SFAS No.141(R), “Business Combinations”, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141. SFAS 141(R)establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R)is effective for fiscal years beginningafter December 15, 2008. The Company is currently evaluatingthe effects of implementing this new standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginningafter December 15, 2008. The Company is currently evaluatingthe effects of implementing this new standard.

NOTE 3—MARKETABLE SECURITIES

The Company has the following marketable securities (in thousands):

	December 31, 2007
	Amortized cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
Commercial paper	$1,636	$—	$—	$1,636
Corporate bonds	9,246	5	(2)	9,249
Total	$10,882	$5	$(2)	$10,885

	September 30, 2007
	Amortized cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
Commercial paper	$3,008	$—	$(1)	$3,007
Corporate bonds	9,153	3	(4)	9,152
Total	$12,161	$3	$(5)	$12,159

As of December 31, 2007 and September 30, 2007, all marketable securities have maturity dates less than one year. For the three months ended December 31, 2007 and September 30, 2007, no gains or losses were realized on the sale of marketable securities.

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net,consists of the following (in thousands):

	December 31, 2007	September 30, 2007
Accounts receivable, net:
Accounts receivable	$21,194	$27,546
Less: allowance for doubtful accounts	(103)	(165)
	$21,091	$27,381

Prepaid expenses and other current assets

Prepaid expense and other current assets consist of the following (in thousands):

	December 31, 2007	September 30, 2007
Prepaid expense and other current assets:
Prepaid commissions and royalties	$4,363	$3,104
Other prepaid expenses and current assets	2,984	2,202
	$7,347	$5,306

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and equipment, net

Property and equipment, net,consists of the following (in thousands):

	December 31, 2007	September 30, 2007
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,478	$4,167
Purchased internal-use software (useful lives of 3 years)	3,017	2,685
Furniture and equipment (useful lives of 3 to 7 years)	745	739
Leasehold improvements (shorter of 7 years or the term of the lease)	2,903	2,883
	11,143	10,474
Accumulated depreciation and amortization	(7,186)	(6,836)
	$3,957	$3,638

Intangible assets, net

Intangible assets, net,consist of the following (in thousands):

	December 31, 2007			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(5,092)	$1,812	$6,904	$(4,869)	$2,035
Customer list and trade-names	2,731	(2,120)	611	2,731	(2,041)	690
	$9,635	$(7,212)	$2,423	$9,635	$(6,910)	$2,725

All of the Company’sacquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows:  Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million for each of the three monthsended December 31, 2007 and 2006, respectively. The Company expects amortization expense on acquired intangible assets to be $0.9 million for the remainder of fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Other assets

Other assets consist of the following (in thousands):

	December 31, 2007	September 30, 2007
Other assets:
Long-term accounts receivable	$—	$984
Other assets	2,078	2,280
	$2,078	$3,264

The long-term accounts receivable balance represents a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable hasbeen deferred and will not be recognized until the payment becomes due. As of December 31, 2007, the receivable has been recorded as a current accounts receivable.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2007	September 30, 2007
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$7,842	$6,781
Accrued restructuring expenses, current portion (Note 5)	1,721	3,044
Accrued third party consulting fees	724	1,264
Accrued income, sales and other taxes	1,920	1,143
Other accrued liabilities	1,496	1,572
	$13,703	$13,804

NOTE 5—RESTRUCTURING

Restructuring Costs

Through December 31, 2007,the Company implementedcertain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or previous guidance under Emerging Issues Task Force 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, or EITF 94-3.

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

For each ofthe periods presented herein, restructuring expenses consist solely of:

•	Severance and Termination Benefits—These costs represent severance and payroll taxes related to restructuring plans.

•
Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned office space under leases, the disposal of property and equipment including facility leasehold improvements, and net of estimated sublease income.

As of December 31, 2007, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and termination benefits	$97	$—	$97
Excess facilities	1,624	837	2,461
Total	$1,721	$837	$2,558

As of December 31, 2007, and September 30, 2007, $1.7 million and $3.0 million related to the restructuring reserve are included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets, respectively. The allocation between current portion and long-term portion is based on the current lease agreements.

The Company expects the remaining severance and termination benefit accrual to be paid by September 30, 2008.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The excess facilities reserve relates to two facilities: one located in the United Kingdomand one in Boston, Massachusetts. The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Lease Payments
2008 (remaining nine months)	$1,519
2009	412
2010	405
2011	125
Total	$2,461

Included in the future minimum lease payments schedule above is an offset of $0.8million of contractually committed sublease rental income for the Bostonfacility. In November 2007, the Company negotiated a break clause in the United Kingdomlease allowing for an early termination of the respective facility which will release the Company of any future rent liabilities subsequent to January 2008. The scheduled lease payments shown in the table above reflect apayment of $1.2million in the second quarter of fiscal year 2008 associated with the early termination of the United Kingdomlease. Subsequent to December 31, 2007 and as of the date of the filing of this Form 10-Q, the Company has paid its final lease payment for the United Kingdomlease and has been released from any future rent liabilities.

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S.field organization toward a focus on domain–based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters in the United Kingdomand the closure of the Franceoffice, or 2007 Restructuring. As part of the 2007 Restructuring, the Company initially incurred a one-time restructuring expenseof $6.5million for severance and termination benefits, and excess facilities expensed to Restructuring Expense in the Condensed Consolidated Statements of Operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. The Company was able to terminate the Francefacility lease during the year-ended September 30, 2007. In the quarter ended December 31, 2007, the Company negotiated an early termination option for the United Kingdomlease which terminatedthe lease inJanuary 2008. Managementbelieves the current restructure reserve amount is sufficient to meet all payments required as a result of the anticipated early termination.

The following table summarizes the activity related to the 2007 Restructuring(in thousands):

Excess Facilities
Reserve balance as of September 30, 2007	$2,526
Non-cash	(62)
Cash paid	(1,282)
Reserve balance as of December 31, 2007	$1,182

Fiscal Year 2005 Restructuring

In May 2005, the Company appointed a task force to improve profitability and control expenses. The goal of the task force was to create a better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well adjust as the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. This work resulted in an approximate 10% reduction in the Company’s workforce, or 2005 Restructuring,and in July 2005 affected employees were notified. As part of the 2005 Restructuring, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2007	$100
Non-cash	(3)
Cash paid	—
Reserve balance as of December 31, 2007	$97

Prior Restructurings

During fiscal year 2002, based upon the Company’scontinued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, the Company restructured several areas so as to reduce expenses and improve revenue per employee, or 2002 Restructuring. As part of 2002 Restructuring, the Companyrecorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, the Companyaccrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sublease income based on current comparable rates for leases in the respective markets.

During theyear ended September 30, 2007, the Company entered into a new sublease for the last remaining facility lease associated with the 2002 Restructuring. As a result of this sublease rental income being lower than previously estimated as part of the restructure facility reserve, the Company recorded an additional $0.4million of restructuring expense during the year ended September 30, 2007. The sublease term is through the entire remaining term of theCompany’s lease obligation for the facility.

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2007	$1,360
Non-cash	—
Cash paid	(81)
Reserve balance as of December 31, 2007	$1,279

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended December 31,
	2007	2006

Net income (loss)	$205	$(10,749)

Other comprehensive income (loss):
Change in foreign currency translation	29	452
Net change in unrealized gain from investments	5	—
Comprehensive income (loss)	$239	$(10,297)

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation, or Infogain. Samuel T. Spadafora, aformer director and executive officer of the Company, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006.

Charles E. Hoffman, a director of the Company, is the President and Chief Executive Officer of Covad Communications Group, Inc., or Covad, a customer of ours.

The following presents the related party transaction balances (in thousands):

	Revenue		Cost of Revenues		Payments
	Three Months Ended December 31,
	2007	2006	2007	2006	2007	2006
Infogain	$—	$—	$—	$177	$—	$117
Covad	64	63	—	—	—	—
	$64	$63	$—	$177	$—	$117

	Deferred Revenue
	As of December 31, 2007	As of September 30, 2007
Infogain	$—	$—
Covad	52	116
	$52	$116

NOTE 8—BORROWINGS

Revolving line of credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006 and was extended to March 7, 2008. The terms of the agreement include a $5.0 million line of credit, available on a non-formula basis, and require the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2 to 1, (iii) a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of December 31, 2007, the Company had utilized $0.3 million of the standby commercial letters of credit limit of which $0.3 million serves as collateral for computer equipment leases for Ness (see Note 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of December 31, 2007, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through March 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of December 31, 2007, there were no outstanding balances on the revolving line of credit.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of December 31, 2007 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2008 (remaining nine months)	$3,619	$(185)	$3,434
2009	2,503	(283)	2,220
2010	2,276	(293)	1,983
2011	1,671	(86)	1,585
2012	802	—	802
Thereafter	557	—	557
Total minimum payments	$11,428	$(847)	$10,581

Operating lease payments in the table above include approximately $3.4 millionfor two facility operating lease commitments that are included in Restructuring Expense. One of the leases is located in Boston, Massachusettsand the other is located in the United Kingdom. As of December 31, 2007, the Company has $0.8 million insublease income contractually committed for future periods relating to the Boston, Massachusetts facility classified as an operating lease. See Note 5for further discussion. The scheduled lease payments shown in the table above includes$1.2 million that was paid in the second quarter of fiscal year 2008 associated with the early termination of the United Kingdomlease. Subsequent to December 31, 2007 and as of the date of the filing of this Form 10-Q, the Company haspaid its final lease payment for the United Kingdom lease and hasbeen released from any future rent liabilities.

Asset Retirement Obligations

As required by SFAS No.143 “Accounting for Asset Retirement Obligations”, or SFAS 143,and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, orFIN 47, the Company recorded an Asset Retirement Obligation (ARO) of approximately $0.3 million and a corresponding increase in leasehold improvementsin the fiscal year 2007. SFAS 143 and FIN 47 requires the recognition of a liability for the fair value of a legally required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonability estimated. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 31, 2007, the Company estimated that gross expected cash flows of approximately $0.4 million will be required to fulfill these obligations.

Asset retirement obligation payments as of December 31, 2007 are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2008 (remaining nine months)	$—
2009	—
2010	—
2011	149
2012	201
Total	$350

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Obligations

The Company entered into an agreement with Ness Technologies Inc.,Ness USA, Inc. (formerlyNess Global Services, Inc.)and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’scustomers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for twoadditional year terms. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Nessfor approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 the Company further expanded its agreement with Ness whereby Nessis providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at December 31, 2007. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness(see Note 8). Nessmay procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstandingstandby letter of credit in the amount of $0.3 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’sobligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delawarelaw, the Company has agreements whereby the Company has indemnifiedour officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’srequest in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Companycould be required to make under these indemnification agreements is unlimited; however, the Companyhasa Director and Officer insurance policy that limits the Company’sexposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuits described in Note 10.As a result of insurance policy coverage, the Companybelievesthe estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

The Company entersinto standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’sbusiness partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’sproducts. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for the Company’simplementations. The Company may, at itsdiscretion and in the ordinary course of business, subcontract the performance of any of theseservices. Accordingly, the Company enters into standard indemnification agreements with itscustomers, whereby the Company indemnifies them for other acts, such as personal property damage by itssubcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2007.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company warrants that software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2007.

NOTE 10—LITIGATION

IPO Laddering

Beginning in July 2001, the Company and certain of its officers and directors, or individuals, were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, “In re ChordiantSoftware, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the individuals, and the underwriters of the Company’s initial public offering, or IPO, violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Company’s IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies, or Issuers, that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement will not be finally approved. Plaintiffs filed amended complaints in six “focus cases” on or about August 14, 2007. The Company is not a focus case. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  The focus case issuers filed motions to dismiss the claims against them on or about November 9, 2007 and an opposition to plaintiffs' motion for class certification on December 21, 2007.   This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Class Action

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. Instead of opposing the motion to dismiss on November 14, 2007, the plaintiffs filed an Amended Complaint adding new allegations against five more current and former officer and directors. The substantive allegations in the Amended Complaint are similar to those in the previous complaint. On December 14, 2007, the Company again filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. The individual defendants also filed a motion to dismiss. On January 22, 2008, the parties reached an agreement in principal on the settlement of this lawsuit. The parties are working to finalize and memorialize the terms of that settlement and will then seek court approval of the settlement.

Patent Claim

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

Yue vs Chordiant Software, Inc.

On January 2, 2008, the Company and certain of our officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 BZ (N.D. Cal.). The complaint alleges that the Company’s Marketing Director software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights in which had been owned by Netbula LLC and assigned to Dr. Yue, the sole employee and owner of Netbula. The alleged infringement includes (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, (e) unauthorized distribution of PowerRPC for server based products.Plaintiff also claims that the license Netbula granted to Chordiant Software, Int’l Ltd. should not be construed to authorize uses by its parent company, Chordiant Software, Inc. The plaintiff seeks monetary damages, disgorgement of profits, and injunctive relief according to proof.  The Company and its officers and employee will serve their response to the complaint on or after February 13, 2008.

The Company, from time to time, is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 11—INCOME TAXES

Effective October 1, 2007, the Company adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, recognition, requires a company to determine if the weight of available

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

evidence indicates that a tax position is more likely than not to be sustained upon audit, including the resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment to retained earnings related to the adoption of FIN 48.  At the adoption date of October 1, 2007, the Company had $0.8 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.2 million of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, all U.S. federal, state and United Kingdom tax years between 1995 and 2007 remain open to examination due to net operating loss carryforwards and credit carryforwards. Tax years 2003 and later remain open to examination in Canada and years 2004 and later remain open to examination in Germany.

Tax audits of the 2005 tax year are currently in process in the Netherlands and Canada. The Company does not expect resolution of these audits to have a material impact on our financial statements and the Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profitsprior to 2007 and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, the Company believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At December 31, 2007, the Companyhad approximately $127.6 million and $18.9 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $34.6 million in the United Kingdom. As a result of an IRC Section 382 study completed during fiscal 2008, it was determined that $19.6 million of net operating loss carryforwards resulting from the acquisition of Prime Response will expire unutilized. The $127.6 million in total federal net operating loss carryforwards is presented net of these Section 382 limitations. Upon being realized, the remaining $13.8 million of the Prime Response federal net operating loss carryforwards will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $3.5 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. The net operating loss carryforwards are available to offset future federal and state taxable income and expire in years from 2008 through 2026. At December 31, 2007, there are approximately $3.5 million of federal research and development credits and alternative minimum tax credits that expire in years 2011 through 2027. At December 31, 2007, there were also California state credits of approximately $3.5 million that do not expire.

NOTE 12—EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of December 31, 2007, there were approximately 1.9 million shares available for future grant and approximately 3.4million options that areoutstanding under the 2005 Equity Incentive Plan or 2005 Plan. In December 2007, the Board amended the 2005 plan to increase the number of shares reserved for future issuance by 0.7 million shares. This amendment was approved by the stockholders at the2008 Annual Meeting of Stockholders’ held on February 1, 2008.

In October 2007,the Company granted 0.2 million performance-based restricted stock units or RSUs to selected executivesof the Companypursuant to the 2005 Plan. The performance-based restricted stock units cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009,upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards isbased on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria.

2000 Nonstatutory Equity Incentive Plan

As of December 31, 2007, there were approximately 0.4 million options that areoutstanding under the 2000 Nonstatutory Equity Incentive Plan.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1999 Non-Employee Directors’ Option Plan

As of December 31, 2007, there were approximately 0.3million shares of common stock are available for future grant and 0.2millionoptions that are outstanding under the 1999 Non-Employee Directors’ Option Planor Directors’ Plan. In December 2007, the Board amended the Directors’ Plan to incorporate the following changes:

1.	expand the type of awards that may be granted under the Directors’ Plan to allow restricted stock awards and restricted stock unit awards; and
2.	for fiscal year 2008 and thereafter, directors will be awarded restricted stock awards instead of stock options for their annual and initial automatic Board service award.

This amendment was approved by the stockholders at the2008 Annual Meeting of Stockholders’ held on February 1, 2008.

Stock Option Activity

The following table summarizes stock option, restricted stock unitsand restricted stockawardsactivity under our stock option plans (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 12/31/2007 of $8.55
Balance at September 30, 2007	3,058	3,178	$7.96
Authorized	—	—	—
Options and awards granted	(919)	919	9.70
Options exercised	—	(88)	6.46
Cancellation of unvested restricted stock	—	—	—
Options and awards cancelled/forfeited	39	(39)	11.30
Authorized reduction in shares from existing plans	(4)	—	—
Balance at December 31, 2007	2,174	3,970	$8.36	8.22	$3,847
Vested and expected to vest at December 31, 2007		3,029	$8.20	7.97	$3,449
Exercisable at December 31, 2007		1,592	$7.41	6.87	$2,946

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2007 of $8.55	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2007 of $8.55
$0.35 – 6.45	570	5.82	$4.02	$2,584	484	$3.82	$2,290
6.48 – 7.80	543	7.70	7.18	745	321	7.08	472
7.88 – 8.15	439	7.93	7.98	250	209	7.99	118
8.25 – 8.25	817	9.10	8.25	245	193	8.25	58
8.28 – 9.23	179	7.73	8.53	23	80	8.61	8
9.25 – 9.25	814	9.88	9.25	—	30	9.25	—
9.26 – 45.00	608	7.89	12.67	—	275	12.53	—
$0.35 – 45.00	3,970	8.22	$8.36	$3,847	1,592	$7.41	$2,946

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $8.55 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2007 was approximately 1.3 million. As of December 31, 2007, approximately 1.6 million outstanding options were vested and exercisable, and the weighted average exercise price was $7.41. The total intrinsic value of options exercised during the three months ended December 31, 2007and 2006was $0.7 million and $0.2 million respectively.The fair value of options vested for the three months ended December 31, 2007 and 2006 was $0.6 million for each period. As of December 31, 2007, total unrecognized compensation costs related to non-vested stock options was $7.0 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.9 years. As of December 31, 2006, total unrecognized compensation costs related to non-vested stock options was $3.8 million, which wasexpected to be recognized as expense over a weighted-average period of approximately 1.3 years.

The Company had nounvested restricted stock awards as of December 31, 2007. The Company had 0.4 million unvested restricted stock awards as of December 31, 2006. The total fair value of the unvested restricted stock awards at grant date was $0.8 million. Aggregate intrinsic value of the unvested restricted stock awards at December 31, 2006 was $1.3million. During the three months ended December 31, 2006, approximately 0.3 million shares vested related to restricted stock awards. The weighted average fair value at grant date of the unvested restricted stock awards was $5.25 as of December 31, 2006. As of December 31, 2006, total unrecognized compensation costs related to unvested restricted stock awards was $0.1 million which wasto be recognized as expense over a weighted average period of approximately 1.0 year.

As of December 31, 2007, the total fair value and number of vested RSUs was zero. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has 0.1 million of unvested RSUs with an average fair value of $15.38 per unit. During the three months ended December 31, 2007, $0.3 million of stock compensation expense related to the performance-based RSUs has been recognized.The total unrecognized compensation costs related to unvested RSUs was $1.9 million which is expected to be recognized as expense over a weighted average period of approximately 21 months. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $3.0 million which would be expected to be recognized as expense over a weighted average period of approximately 21 months.

The Company settles stock option exercises, restricted stock units and restricted stock awards with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock awards, restricted stock unitsand employee stock purchases related to the Employee Stock Purchase Planbased on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options,restricted stock awardsand RSUsfor the three months ended December 31, 2007and 2006, respectively, which was allocated as follows (in thousands):

	Three Months Ended December 31,
	2007	2006

Stock-based compensation expense:
Cost of revenues	$153	$107
Sales and marketing	241	329
Research and development	199	93
General and administrative	582	447
Total stock-based compensation expense	$1,175	$976

The weighted-average estimated fair value of stock options granted during the three months ended December 31, 2007 and 2006 was $4.43 and $4.03 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December31,
	2007	2006
Expected lives in years	3.5	3.6
Risk free interest rates	3.4%	4.6%
Volatility	59%	71%
Dividend yield	0%	0%

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended December 31, 2007 and 2006 was based on our historical forfeiture experience.

Accuracy of Fair Value Estimates

The Company uses third party analyses to assist in developing the assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

Thisdetermination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options and restricted stock awards. Although the fair value of employee stock options and restricted stock awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 13—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended December 31,
	2007	2006
License revenue:
Enterprisesolutions	$6,214	$3,545
Marketing solutions	714	989
Decision management solutions	1,879	2,628
Total	$8,807	$7,162

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes service revenue consisting of consulting implementationand integration, consulting customization, training,post-contract customer supportservices, or PCS and certainreimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended December 31,
	2007	2006
Servicerevenue:
Enterprisesolutions	$15,209	$12,199
Marketing solutions	3,118	2,605
Decision management solutions	2,000	973
Total	$20,327	$15,777

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended December 31,
	2007	2006

North America	$15,591	$13,221
Europe	13,543	9,718
Total	$29,134	$22,939

Included in foreign revenue results for Europe are revenue from the United Kingdomof $6.1 millionand $6.3 millionfor the three months ended December 31, 2007and 2006, respectively.

Property and equipment, netinformation is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31 2007	September 30, 2007

North America	$2,719	$2,346
Europe	1,238	1,292
Total	$3,957	$3,638

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with ourCondensed Consolidated Financial Statements and accompanying Notes included in this report and the 2007 Audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

For the three months ended December 31, 2007, total revenues increased 27% and backlog increased 38% as compared to the same period of the prior year. For the three months ended December 31, 2007, backlog increased $20.6million or 27% compared to the previous three months ended September 30, 2007. This increase in backlog is primarily related to a large telecommunications customer commitment entered into during the quarter totaling $26.1 million for license and support services. Under the terms of the commitment, the customer is required to purchase $26.1 million of license and support services over a period of approximately 28 months ending April 1, 2010. We recognized $1.5 million of license and service revenue associated with this transaction during the quarter and expect to recognize the remainder of the backlog revenue over the commitment period according to scheduled minimum purchase amounts and dates. To the extent the customer places orders in advance of the commitment dates, the timing of the license and support revenue could be accelerated versus the scheduled purchase dates and amounts.

Software Industry Consolidation and Possible Increased Competition

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. Within the last 12 months, IBM acquired Cognos, DataMirror and Watchfire Corporation, Oracle completed its acquisition of Hyperion and Moniforce and has entered into an agreement to purchase BEA Systems, Sun Microsystems has entered in an agreement  to purchase MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, ,Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. Our revenues havebeen derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over a prolonged period of time, it will cause the associated backlog to be recognized as revenue over a similar period of time. As of December 31, 2007 and 2006, we had approximately $96.0 million and $69.8 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog at December 31, 2007 includes approximately $25.2 million relating to a large telecommunications customer commitment. The increase in backlog is partially offset by a decline in deferred revenue recorded on our Condensed Consolidated Balance Sheets. For the period ended December 31, 2006 to December 31, 2007 aggregate deferred revenue balances decreased $4.4 million due to a decrease of $7.1 million in short-term deferred revenue and an increase of $2.7 million in long-term deferred revenue. Theincrease in long-term deferred revenue was primarily driven by entering into multi-year support and maintenance contracts with our customers. Backlog is comprised of:

•
software license orders which the delivered products have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes billed amounts classified as deferred revenue;

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

Implementation by Third Parties.Over time, as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues to evolve, certain agreements with customers may transition from a contract accounting model (SOP 81-1) to a more traditional revenue model whereby revenues are recorded upon delivery(SOP 97-2).

Service Revenues. Service revenues as a percentage of total revenues were 70% and 69% for the three months ended December 31, 2007 and 2006, respectively. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenues will represent between 50% and 60% of our total annual revenues in the foreseeable future.

Revenues fromInternational Customers versus North America. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended December 31, 2007 and 2006, international revenues were $13.5 million and $9.7 million, or approximately 46% and 42%, respectively,of our total revenues. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. International revenues were favorably impacted for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, as both the British Pound and the Euro increased in average value by approximately 7% and 12%, respectively, as compared to the U.S. Dollar.

For the three months ended December 31, 2007 and 2006, North Americarevenues were $15.6 million and $13.2 million, or approximately 54% and 58%, respectivelyof our total revenues. As the U.S.economy has remained strong, we have seen an increase in North Americarevenues. Large customers have become more willing to invest in new enterprise infrastructure projects. We believe North Americarevenues will continue to represent 50% to 60% of our total revenues in the future.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 96% and 94% for the three months ended December 31, 2007 and 2006, respectively. The 2% increaseis primarily a function of the fixed periodic amortization costs associated with capitalized software costs being divided by a largerlicense amount quarter-over-quarter. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenues were 58% and 53% for the three months ended December 31, 2007 and 2006, respectively. The increase in gross margins for the three months period ending December 31, 2007 is primarily due to improved consulting services utilization rates and increased support and maintenance revenue. We expect that gross margins on service revenues to range between 55% and 60% in the foreseeable future.

Costs Related to Stock Option Investigation. For the three months ending December 31, 2006, significant outside professional servicescostsare included in general and administrative costs associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 31, 2007. This issue is more fully described in the in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. For the quarter ended December 31, 2006, these costs were $1.0 million. We have not incurred any additional costs since the quarter ended March 31, 2007 and do not expect to incur such costs in future periods.

Cost to Amend Eligible Options. In July 2006, our Board of Directors (the “Board”) initiated a review of our historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee determined that the correct measurement dates for a number of stock option grants made by us during the period 2000 to 2006, or Review Period, differ from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of our common stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. As such, these affected stock options are deemed, for accounting purposes, to have been granted at a discount. Based on the determination made for accounting purposes, the discounted options (for accounting purposes) may now be deemed to have been granted at a discount for tax purposes, which may expose the holders of these impacted stock option grants to potentially adverse tax treatment under Section 409A of the Internal Revenue Code and state law equivalents. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant offered certain optionees the opportunity to increase the exercise price of the discounted options to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. On April 26, 2007, eligible optionees finalized their elections under the offer and were awarded a future cash payment equal to the price differential of the Amended Options. These payments will be treated as bonus payments. These cash payments were approximately $0.3 million and were paid out in January 2008. The cost of these bonus payments were fully accrued as of December 31, 2007.

Reduction in Workforce. In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of services resources worldwide, an elimination of duplicative functions internationally, and a shift in the U.S.field organization toward a focus on domain-based sales and pre-sales teams.

The restructuring plan included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our Franceoffice. A majority of the positions eliminated were in Europe. The plan was committed to on October 24, 2006, and we began notifying employees on October 25, 2006.

We initially recorded a pre-tax cash restructuring expense of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The expense was composed of costs for severance and exiting excess facilities. In November 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which will release us of any future rent liabilities subsequent to January 2008. Subsequent to December 31, 2007 and as of the date of the filing of this Form 10-Q, we have paid the final lease payment for the United Kingdom lease and have been released from any future rent liabilities.

In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. As of December 31, 2007, $0.1million of the cash charges remains outstanding.

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusettsand recorded an expense associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.4 million restructuring expense for the year ended September 30, 2007.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Software license revenue is recognized in accordance with AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements”, or collectively SOP 97-2.

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

For transactions involving extended payment terms, we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is recognized.

For arrangements with multiple elements accounted for under SOP 97-2 where we determine we can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. If the undelivered element is PCS, or other services, an amount equal to the estimated value of the services to be rendered prior to the next payment becoming due is allocated to the undelivered services. The residual of the payment is allocated to the delivered elements of the arrangement.

For arrangements with multiple elements accounted for under SOP 81-1 where we determine we can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. Amounts are first allocated to the undelivered elements included in the arrangement, as payments become due or are received, the residual is allocated to the delivered elements.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $21.1 million with an allowance for doubtful accounts of  $0.1 million as of December 31, 2007. Our gross accounts receivable balance was $28.5 million (including long-term accounts receivable of $1.0 million)with an allowance for doubtful accounts of $0.2 million as of September 30, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debts have not been material and have been within management’s expectations.

Stock-based Compensation Expense. Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock awardson the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock awardwas estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the December 31, 2007 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 5% or 1% change, respectively,in the estimated value of the option being valued using the Black-Scholes model.

As stock-based compensation expense attributable to performance restricted stock units, or RSUs, is based on management’s assessment of the likelihood of achieving certain criteria, the amount of expense that is recorded in a period is dependent on the accuracy of management’s estimates. It is estimated that a 5% change in management’s achievement estimates would result in a corresponding 22% change in the stock compensation expense recorded for the period. The RSUs granted vest at the end of fiscal year 2009 if certain specified performance criteria are achieved. It is expected that estimates will become more accurate leading up to September 30, 2009.

Accounting for Income Taxes.As part of the process of preparing our Condensed Consolidated Financial Statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of December 31, 2007, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating loss carryforwards,research and development creditsand temporary differences relating to deferred revenue. Deferred tax assets have been fully reserved for in all periods presented.

Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is explained in Note 11 to the Condensed Consolidated Financial Statements.

Valuation of Long-lived and Intangible Assets and Goodwill.We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Furthermore, we assess the impairment of goodwill annually. Factors we consider important which could trigger an impairment review include the following:

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period ending September 30, 2007 and performed Step 1 of the goodwill impairment analysis required by SFAS 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2007 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring Expenses.In the past five years, we have implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring expenses related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Determining Functional Currencies for the Purpose of Consolidation.We have several foreign subsidiaries that together account for a significant portion of our revenues, expenses, assets and liabilities.

In preparing our Condensed Consolidated Financial Statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United Statesdollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within theCondensed Consolidated Statement of Operations or as a separate part of our net equity under the caption “Accumulated Other Comprehensive Income.” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If any subsidiary’s functional currency were deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements would be included in cumulative translation adjustments. However, if the functional currency were deemed to be the United Statesdollar then any gain or loss associated with the translation of these financial statements would be included within our Condensed Consolidated Statement of Operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be recognized in our Condensed Consolidated Statement of Operations. If we determine that there has been a change in the functional currency of a subsidiary to the United Statesdollar, any translation gains or losses arising after the date of change would be included within our Condensed Consolidated Statement of Operations.

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and loses are included as part of Accumulated Other Comprehensive Income within our Condensed Consolidated Balance Sheetsfor all periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United Statesdollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At December 31, 2007, approximately $48.3 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements under section “Recent Accounting Pronouncements” for detailed information regarding status of new accounting standards that are not yet effective for us.

Results of Operations

The following table sets forth, in dollars(in thousands)and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended December 31,
	2007		2006
Statements of Operations Data:
Revenues:
License	$8,807	30%	$7,162	31%
Service	20,327	70	15,777	69
Total revenue	29,134	100	22,939	100
Cost of revenue:
License	334	1	454	2
Service	8,478	29	7,466	33
Amortization of intangible assets	303	1	303	1
Total cost of revenue	9,115	31	8,223	36
Gross profit	20,019	69	14,716	64
Operating expenses:
Sales and marketing	8,903	31	7,264	32
Research and development	6,725	23	6,296	27
General and administrative	5,003	17	5,611	25
Restructuring expense	—	—	6,472	28
Total operating expense	20,631	71	25,643	112
Loss from operations	(612)	(2)	(10,927)	(48)
Interest income, net	835	3	304	1
Other income (expense), net	134	—	(15)	(—)
Income (loss)before income taxes	357	1	(10,638)	(47)
Provision for income taxes	152	—	111	—
Net income (loss)	$205	1%	$(10,749)	(47)%

Comparison of the Three Months Ended December 31, 2007and 2006(Unaudited)

Revenues

Total revenues increased $6.2 million, or 27%, to $29.1 million for the three months ended December 31, 2007 as compared to the same period of the prior year.This increase was primarily due to a 23%increase in license revenue and a 29% increase in servicerevenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product groupsis dependent on the timing of when a sales transaction iscompleted and whether a license transaction was sold with essential consulting services. Products licensedwith essential consulting services are generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion method is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. The following table sets fourth our license revenue by product emphasis for the three months ended December 31, 2007and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
License Revenue:	2007	2006	Change	%
Enterprise solutions	$6,214	$3,545	$2,669	75%
Marketing solutions	714	989	(275)	(28)
Decision management solutions	1,879	2,628	(749)	(29)
Total license revenue	$8,807	$7,162	$1,645	23%

Total license revenue increased by $1.6 million or 23% for the three months ended December 31, 2007as compared to the same period of the prior year. The increase is attributed to the number of projects and the degree of progress associated with percentage-of-completion transactions.

Service Revenue

Service revenue isprimarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, or PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For otherservice transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three months ended December 31, 2007and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
Service Revenue:	2007	2006	Change	%
Enterprise solutions	$15,209	$12,199	$3,010	25%
Marketing solutions	3,118	2,605	513	20
Decision management solutions	2,000	973	1,027	106
Total service revenue	$20,327	$15,777	$4,550	29%

Total service revenue increased$4.6 million or 29% for the three months ended December 31, 2007, as compared to the same period of the prior year. The$4.6 million increase is primarily related to increases of $3.0million in PCSrevenue, $1.2 million in consulting revenue, $0.3 million in training revenue and $0.1 million in reimbursement of out-of-pocket expense revenue.The increase in PCSrevenueis a function of the growth in new license transactions sold with PCS agreements combined with the renewal of existing PCS customers at a rate in excess of existing customers declining PCS at some point in time after the first year. The increase in consulting revenue is a direct result of the growth in license revenue as the majority of our customers will use some form of our consulting services in connection with their project.

Cost of Revenue

License

Cost of license revenues includes third partysoftware royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. The capitalized software development costsprimarilypertain to a banking product that was completed and available for general release in August 2005 and the third party costs associated with the porting of a product to a new platform. The porting project was completed in August 2007 and the aggregate costs capitalized were $0.5 million. Amortization expense for the banking product and porting project for the three months ended December 31, 2007 were$0.2 million and less than $0.1 million, respectively. Amortization costs for the banking product are expectedthrough 2008and amortization costs of the porting project are expected through 2010. The following table sets forth our cost of license revenues for the three months ended December 31, 2007and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Cost of license revenue	$334	$454	$(120)	(26)%
Percentage of total revenue	1%	2%

Cost of licenserevenue decreasedby $0.1 million or 26% from the three months ended December 31, 2006 as compared to the same period of the prior year. The decrease is primary due to the reduction in royalty expense associated with third party technology included in our products.

Service

Cost of service revenues consists primarily of personnel, third party consulting, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, PCS support services. The following table sets forth our cost of service revenues for the three months ended December 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Cost of service revenue	$8,478	$7,466	$1,012	14%
Percentage of total revenue	29%	33%

Cost of service revenue increased $1.0 million or 14% for the three months ended December 31, 2007, as compared to the same period of the prior year.This change is primarily due to an increase in third party consulting costs of $1.2 million offset by adecreasein personnel and related costs of $0.2 million associated with a decrease in headcount. Service costs increased at a lower rate as compared to the increase in service revenue due to improved utilization of our internal consultant teams, replacing full time employees with third party consultants (converting a fixed cost to a variable cost) and increasing PCS revenue, which to a limited degree is not based on a variable cost model, so there is not a direct relationship of revenue to costs.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three months ended December 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Amortization of intangible assets	$303	$303	$—	—%
Percentage of total revenues	1%	1%

We expect amortization expense forintangible assets to be $0.3 million for each of the three remaining quarters in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscalyear2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is attributed to activities associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three months ended December 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Sales and marketing expense	$8,903	$7,264	$1,639	23%
Percentage of total revenues	31%	32%

Sales and marketing expense increased by $1.6 million or 23% forthe three months ended December31, 2007 as compared to the same period of the prior year. The increase is primarily due to increases of  $1.0 million in sales and marketing program costs, $0.4 million in personnel and related costs and $0.2 million in consultant costs. The increase in sales and marketing program costs was mainly attributed to two annual worldwide sales events: Sales Kick Off and Presidents Club. In the prior year, these events occurred in the March 2007 quarter.

Research and Development

Research and development expense results from the activities associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three months ended December 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Research and development expense	$6,725	$6,296	$429	7%
Percentage of total revenues	23%	27%

Research and development expense increased by $0.4 million or 7% for the three months ended December 31, 2007 as compared to the same period of the prior year. The increase is primarily related to increases of $0.3 million for personnel and related costs and $0.1 million in outsourced research and development expenses. The increase in personnel costs was driven by a 17% increase in average headcount for the comparative periods.

General and Administrative

General and administrative expense results from activities managed byour executive and administrative personnel (e.g. the CEO, legal, human resourcesand finance personnel). These costs consist primarily of employee compensation, bonuses, stock-based compensation expense, benefits, facilities, consulting, legal and auditcosts, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forthour general and administrative expenses for the three months ended December 31, 2007and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
General and administrative expense	$5,003	$5,611	$(608)	(11)%
Percentage of total revenues	17%	25%

General and administrative expense decreased by $0.6 million or 11% for the three months ended December 31, 2007, as compared to the same period of the prior year. The decrease isprimarily due to a decrease of $0.7 million in professional services mainly associated with the stock option investigation that occurred in the prior year. The investigation and its associated costs were completed by March 2007. This decrease in costs was offset by an increase of $0.2 million in travel related costs.

Restructuring Expense

In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe. For the three months ended December 31, 2006, we initially recorded a pre-tax cash restructuring expense of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The expense was composed of $1.7 million for severance costs and $4.8 million for exiting excess facilities of which $1.0 million of the excess facility expense was associated with non-cash charges for the write-off of leasehold improvements and the reversal of a favorable purchase price adjustment related to the France office lease. Subsequent to December 31, 2007 and as of the date of the filing of this Form 10-Q, all liabilities associated with this restructuring expense has been paid.

Stock-based Compensation (included in Individual Operating Expense and Cost of Revenue categories)

The following table sets forthour stock-based compensation expense and functional breakdown for the three months ended December 31,2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2007	2006
Cost of revenues- service	$153	$107
Operating expenses:
Sales and marketing	241	329
Research and development	199	93
General and administrative	582	447
Total operating expense	1,022	869
Total stock-based compensation expense	$1,175	$976

For the three months ended December 31, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.2 million and primarily related to $0.9 million associated with employee stock options and $0.3 million associated with restricted stock units. For the three months ended December 31, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.0 million and primarily related to $0.8 million associated with employee stock options and $0.2 million associated with restricted stock awards.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents, restricted cash and marketable securities, offset by interest expense incurred in connection with our capital leases,letters of credit and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net for the three months ended December 31, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Interest income, net	$835	$304	$531	175%
Percentage of total revenues	3%	1%

Interest income, net increased by $0.5 million or 175% forthe three months ended December 31, 2007, as compared to the same period of the prior year. This increase is primarilydue to the Company transferring a portion of its funds into marketable securities which earn a higher return of interest than other investments we utilized in the prior year.

Other Income (Expense), Net

Other income (expense), net isprimarily attributed toforeign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S.and our foreign denominated subsidiaries. The following table sets forthour other income (expense), net for the three months ended December 31, 2007and 2006 (in thousands, except percentages):

	Three Months Ended December 31,
	2007	2006	Change	%
Other income (expense), net	$134	$(15)	$149	993%
Percentage of total revenues	—%	—%

Other income (expense) increasedby $0.1 million or 993% forthe three months ended December 31,2007, as compared to the same period of the prior year. This increase was primarily related to the selling of a website domain name during the three months ended December 31, 2007. This was a non-recurring transaction and not considered part of our normal business operations.

Provision for Income Taxes

Our provision for income taxes was $0.2 million and $0.1 million for the three months ended December 31, 2007 and 2006, respectively. These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries,certain foreign withholding taxes, minimum taxes at the state level, and the alternate minimum tax for federal purposes.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

Prior to fiscal 2007,we have not been profitable and we have financed any shortfall from our operating activities through the issuance of our common stock. For the three months ended December 31, 2007, we used cash from operations, but generated cash from financing and investing activities. It is anticipated that we will generate cash from operations or financing activities in excess of the cash requirements for the next twelve months.

Operating Activities

Cash used by operating activities was $2.7 million during the three months ended December 31, 2007, which consisted primarily of our net income of $0.2 million adjusted for non-cash items (primarily depreciationandamortization, non-cash stock-based compensation expense, and the provision for doubtful accounts) aggregating approximately $2.1 million and the net cash outfloweffect from changes in assets and liabilities of approximately $5.0 million. This net cash outflow was primarilydueto the change in account balances in deferred revenue of $10.7 million, in prepaid expenses and other current assets of $2.0 million, offset by cash inflows from the change in account balances in accounts receivable of $6.3 million, in other assets of $1.0 million and in accrued expenses and accounts payable of $0.4 million.

Cash provided by operating activities was $2.4 million during the three months ended December 31, 2006, which consisted primarily of our net loss of $10.7 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense,provision for doubtful accounts, loss on disposal of assets and other non-cash charges) aggregating approximately $2.9 million and the net cash inflow effect from changes in assets and liabilities of approximately $10.2 million. This net cash inflow was primarily related to the timing of payments for vendor invoices and other accrued liabilities and an increase in deferred revenues of $31.7 million. The increase in deferred revenues is the result of two large sales transactions totaling $34.0 million that were consummatedduring the period for which revenue was notrecognized until subsequent periods. This increase corresponds with an increase in accounts receivable of $22.7 million primarily related to sales transactions that closed at the end of the quarter not allowing sufficient time within the quarter to collect the cash.

Investing Activities

Cash provided byinvesting activities was $0.5 million during the three months ended December 31, 2007. The cash provided wasprimarily from $1.3 million of net proceeds from marketable securities offset by the use of cash for the purchase of $0.7 million of property and equipment,and the capitalization of less than $0.1 million of software development costs associated with the porting of an existing product to a new platform. The property and equipment purchases were primarily computer equipment and software used in day-to-day operations.

Cash used for investing activities was $1.1 million during the three months ended December 31, 2006. This use of cash was primarily for purchases of property and equipment associated with the closure of the previousEuropean headquarters office and the opening of the new smaller European headquarters office during the period.

Financing Activities

Cash provided by financing activities was $0.6 million during the three months ended December 31, 2007. The cash provided wasprimarily related to proceeds from stock option exercises of $0.6 million and less than $0.1 million from excess tax benefits from stock-based compensation.

Cash provided by financing activities was $0.2 million during the three months ended December 31, 2006.  The cash provided wasprimarily related to proceeds from stock option exercises of $0.2 million, offset by payments of $0.1 million on capital lease obligations.

Revolving Line of Credit

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our revolving line of credit.

Contractual Obligations

Ness

We entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for twoadditional year terms. Under the terms of the agreement, wepay for services rendered on a monthly fee basis, including the requirement to reimburse Nessfor approved out-of-pocket expenses. The agreement may be terminated for convenience by us, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 wefurther expanded ouragreement with Ness whereby Nessis providing certain additional technical and consulting services. The additional agreements canbe cancelled at the option of uswithout the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at December 31, 2007. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 9 to the Condensed Consolidated Financial Statements). Nessmay procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we areobligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement wehave an outstandingstandby letter of credit in the amount of $0.3 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Nessis approximately equal to the amount of the guarantee.

Leases

Operating lease payments in the table belowinclude approximately $3.4 million for two facility operating lease commitments that are included in Restructuring expenses. One of the leases is located in Boston, Massachusetts and the other is located in the United Kingdom. As of  December 31, 2007, the Company has $0.8 million insublease income contractually committed for future periods relating to the Boston, Massachusetts facility classified as an operating lease. See Notes 5 and 9 to the Condensed Consolidated Financial Statements for further discussion.

In November 2007, we negotiated a break clause in the in the United Kingdom lease allowing for an early termination of the respective facility which will release the Company of any future rent liabilities subsequent to January 2008. The scheduled lease paymentsshown in the table below includes $1.2 million that was paid in the second quarter of fiscal year 2008 associated with the early termination of the United Kingdomlease. Subsequent to December 31, 2007 and as of the date of the filing of this Form 10-Q, the Company has paid its final lease payment for the United Kingdomlease and has been released from any future rent liabilities.

We haveasset retirement obligations,associated with commitments to return property subject to operating leases to original condition upon lease termination. Asof December 31, 2007, weestimate that gross expected cash flows of approximately $0.4 million will be required to fulfill these obligations

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

The following table presents certain payments due under contractualobligations as of December 31, 2007 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2008	Due in 2009-2010	Due in 2011-2012	Thereafter
Operating lease obligations	$11,428	$3,619	$4,779	$2,473	$557
Asset retirement obligations	350	—	—	350	—
Total	$11,778	$3,619	$4,779	$2,823	$557

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets. As of December 31, 2007, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

Indemnification

See Note 9 to the Condensed Consolidated Financial Statements for detailed information regarding our indemnifications.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cashand marketable securitiesthat are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2007 (in thousands):

	December 31, 2007	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$315	$315	2.8%
Marketable securities	10,885	10,885	4.6%
Total restricted cash and marketable securities	$11,200	$11,200	4.6%

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2006(in thousands):

	December 31, 2006	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$602	$602	1.6%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, commercial paper, short-term certificates of depositand marketable securities. We invest our excess cash in money market accounts, commercial paper, certificates-of-deposit, and marketable securitieswith maturities of less than one year.Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash and marketable securities, we performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of December 31, 2007, interest income would decline by less than $0.1 million. Assuming consistent investment levels as of December 31, 2006, interest income would have declined by less than $0.1 million.

Foreign Currency Risk. International revenues accounted for approximately 46% and 42% of total revenues for three months ended December 31, 2007 and 2006, respectively. International revenues increased $3.8 million or 39% compared to the same period of the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Condensed Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the three months ended December 31, 2006, our international revenues for the three months ended December 31, 2007 would have been lower than we reported by approximately $1.1 million and our international income from operations would have been lower than we reported by $0.4 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United Statesdollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United Statesdollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a componentof Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended December 31, 2007 and 2006, we recorded net foreign currency transaction gains (losses), realized and unrealized, of less than $0.1 million which was recorded in Other income (expense), net, in the Condensed Consolidated Statements of Operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended,  Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A.
RISK FACTORS

The Company has marked with an asterisk  (*) those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K filed  with the Securities and Exchange Commission for the fiscal year ended September 30, 2007.

The matters relating to the Audit Committee of the Board’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in litigation, and may result in additional litigation.

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

*Prior to the three months ended March 31, 2007, we were not profitable and we may incur losses in the future, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

While the Company was profitable in the amount of $0.2 million for the three months ended December 31, 2007, we incurred a loss of $10.7 million for the three months ended December 31, 2006. As of December 31, 2007, we had an accumulated deficit of $226.7million. We may incur losses in future periods and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to lack of vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results.

*Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenues from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended December 31, 2007, Citicorp Credit

Services, Inc.,IBM, and Wellpoint, Inc., accounted for 22%, 11% and 11% of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net incomewould be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

*If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the quarter ended December 31, 2007, international revenues were $13.5 million or approximately 46% of our total revenues. While North American revenues continue to represent a majority ofour overall revenues, international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

•
Difficulties in commencing new operations in countries where the Company has not previously conducted business, including those associated with tax laws, employment laws, government regulation, product warranty laws and adopting to local customs and culture; and

Any of these factors could have a significant impact on our ability to license products on a competitive and timely basis and could adversely affect our operating expenses and net income. Additionally we closed our only French office in the first fiscal quarter of 2007.  The absence of a business office in Francemay harm our ability to attract and retain customers in that country.

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

*Fluctuations in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets and could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 46% of our total sales for the three months ended December 31, 2007. Our international sales comprised 42% of our total sales for the three months ended December 31, 2006. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the three months ended December 31, 2007, we had an unrealized foreign currency transaction gain of less than $0.1 million. See Item 3 Quantitative and Qualitative Disclosures about Market Risk for further discussions.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in fiscal year 2008or beyond if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

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

Increased competition in our markets could result in price reductions for our products and services, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. Historically, our primary competition has been from internal development, custom systems integration projects and application software competitors. In particular, we compete with:

•
Internal information technology departments:in-house information technology departments of potential customers have developed or may develop systems that provide some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition.

•
Custom systems integration projects:we compete with large systems integrators who may develop custom solutions for specific companies which may reduce the likelihood that they would purchase our products and services.

•
Point application vendors:we compete with providers of stand-alone point solutions for web-based customer relationship management and traditional client/server-based, call-center service customer and sales-force automation solution providers.

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. Within the last 12 months, IBM acquired Cognos, DataMirror and Watchfire Corporation, Oracle completed its acquisition of Hyperion and Moniforce and has entered into an agreement to purchase BEA systems, Sun Microsystems has entered in an agreement to purchase MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

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

*The company's common stock price has historically been and may continue be volatile, which could result in substantial losses for stockholders.

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by it or its competitors;

•	Developments with respect to intellectual property laws;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of software by companies in the industry verticals supported by the Company;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

In addition, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such companies. If the Company is involved in such litigation, it could result in substantial costs and a diversion of management’s attention and resources and could materially harm the Company’s business, operating results and financial condition.

We may experience a shortfall in bookings, revenue, earnings, cash flow or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products and subsequent impact on revenues;

•	Lengthening of our sales cycle;

•	Potential additional deterioration and changes in domestic and foreign markets and economiesincluding those impacted by the difficulties in the sub-prime lending markets;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

Our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may adverselyimpact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases, but more recently we have entered into large transactions with payments from customers due over one or more years. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be adverselyimpacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, and Accenture. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM or Accenture were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM and Accenture and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. Within the year IBM acquired Cognos, DataMirror and Watchfire Corporation. While we do not believe that either Cognos, DataMirror or Watchfire Corporation had been a direct competitor of Chordiant in the past, IBM’s acquisition of these companies may indicate that IBM will become a competitor of ours in the future. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a take over attempt from a competitor of such systems integrators.

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

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net losson that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability.

If we do not maintain effectiveinternal controlsover financial reporting, investors could lose confidence in our financial reporting and customers may delay purchasing decisions, which would harm our business and the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel, conducted a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through September 2006. The Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company recorded an additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and concluded that a material weakness surrounding the control activities relating to the stock option grants existed at September 30, 2006. To correct these accounting errors, we restated the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006. As a result of this need to restate financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed as of September 30, 2006. These material weaknesses were remediated during fiscal year 2007 and management concluded internal controls over financial reporting were effective for the reporting period.

If we are not successful in maintainingeffective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 9A. Controls and Procedures” in the 2006Annual Report on Form 10-K.

*If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of December 31, 2007, we use the services of approximately 148 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we continue to bedependent on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption of our relationship with Nesscould adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable, and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer software and hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement then this could have a material adverse effect on our financial results.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particularin prior years, we have had significant turnover of our executives as well in our sales, marketing and finance organizations and many key positions are held by people who have less than two years of experience in their roles with one Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel.

*To date, our sales have been concentrated in the banking, insurance, healthcare, andtelecommunications markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, or if these industries reduce their spending in reaction to the difficulties in the sub-prime lending market, our revenues may decline.

Sales of our products and services in fivelarge markets—banking, insurance, healthcare, telecommunications and retail markets accounted for approximately 97% and 99% of our total revenues for the three months ended December 31, 2007 and 2006, respectively. We expect that revenues from these five marketswill continue to account for a substantial portion of our total revenues for the foreseeable future. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets deteriorates, our revenues may decline. Some of our current or prospective customers, especially those in the banking and insurance industries are in businesses that have or could have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector which has recently been facing financial difficulties.  If this causes our current or prospective customers to reduce their spending on technology, then this could have an adverse impact on our sales and revenues.

* Low gross margin in services revenues could adversely impact our overall gross margin and net income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 70% and 69% of our total revenues for the three months ended December 31, 2007 and 2006, respectively. Gross margin on service revenues was 58% and 53% for thethree months ended December 31, 2007 and 2006, respectively. License revenues comprised 30% and 31% of our total revenues for the three months ended December 31, 2007 and 2006, respectively. Gross margins on license revenues were 96% and 94% for the three months ended December 31, 2007and 2006, respectively.

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

We may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development,salesand supportof our products.

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

*Our failure to successfully integrate with future acquired or merged companies and technologies could prevent us from operating efficiently.

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Mergers and acquisitions of high-technology companies are inherently risky, and the Company cannot be certain that any acquisition will be successful and will not materially harm the Company’s business, operating results or financial condition. Generally, acquisitions involve numerous risks, including the following: (i) the benefits of the acquisition (such as cost savings and synergies) not materializing as planned or not materializing within the time periods or to the extent anticipated (ii) the Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters, (iii) the possibility that the Company will pay more than the value it derives from the acquisition, (iv) difficulties in integration of the operations, technologies, content and products of the acquired companies, (v) the assumption of certain known and unknown liabilities of the acquired companies, (vi) difficulties in retaining key relationships with customers, partners and suppliers of the acquired company, (vi) the risk of diverting management’s attention from normal daily operations of the business, (vii) the Company’s ability to issue new releases of the acquired company’s products on existing or other platforms, (viii) negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with its financial statements, (ix) risks of entering markets in which the Company has no or limited direct prior experience; and (x) the potential loss of key employees of the acquired company. Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

*If we become subject to intellectual property infringement claims, including copyright or patent infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Additionally, we are seeing copyright infringement claims being asserted by certain third party software developers. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

In particular, if we are sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such suit. We have received a letter from one such patent holding company alleging that our products may infringe one or more of their patents. We are also the subject of a suit by a person claiming that certain of our products infringe his copyrights.  If any of our products were found to infringe such patentor copyrights, the patent or copyright holder could seek an injunction to enjoin our use of the infringing product. If we were not able to remove or replace the infringing portions of software with non-infringing software, and were no longer able to license some or all of our software products, such an injunction would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be extremely costly. A patent or copyright infringement claim could have a material adverse effect on our business, operating results and financial condition.

The application of percentage-of-completion and completed contract accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

Although we attempt to use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions. At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. The application of the percentage-of-completion method of accounting is complex and involves judgments and estimates, which may change significantly based on customer requirements. This complexity combined with changing customer requirements could result in delays in the proper determination of our percentage-of-completion estimates and revenue not being recognized as we expect.

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

We may encounter unexpected delays in maintainingthe requisiteinternal controlsover financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

In connection with the Company’s compliance with Section 404 under SOX for the fiscal years ended September 30, 2006 and 2005, we identified certain material weaknesses. In future periods, we will continue to document our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements, therefore, we cannot be certain about the timely completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

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

CHORDIANT SOFTWARE, INC.

By:	/s/ PETER S.NORMAN
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: February 7, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc..	Form S-1 (No. 333-92187)	2/6/1999

3.2	Amended and Restated Bylaws of Chordiant Software, Inc..	Form 8-K	2/2/2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

10.69	Global Framework Agreement, dated December 21, 2007, by and between Registrant and Vodafone Group Services Limited.			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).			X

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.