Form 10-Q
period 2008-03-31
CHORDIANT SOFTWARE INC
filed 2008-05-06
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-29357

Chordiant Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1051328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20400 Stevens Creek Boulevard, Suite 400
Cupertino, CA 95014
(Address of principal executive offices) (Zip Code)

(408) 517-6100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 30,043,988 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2008	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$68,956	$77,987
Marketable securities	751	12,159
Accounts receivable, net including $255 due from related parties at September 31, 2007	25,883	27,381
Prepaid expenses and other current assets	7,617	5,352
Total current assets	103,207	122,879
Property and equipment, net	3,751	3,638
Goodwill	32,044	32,044
Intangible assets, net	2,120	2,725
Other assets	2,451	3,529
Total assets	$143,573	$164,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,174	$8,080
Accrued expenses	11,031	13,804
Deferred revenue, including related party balances of nil and $116 at March 31, 2008 and September 30, 2007, respectively	38,213	44,548
Total current liabilities	58,418	66,432
Deferred revenue—long-term	16,925	23,434
Restructuring costs, net of current portion	733	942
Other long-term liabilities	894	646
Total liabilities	76,970	91,454

Commitments and contingencies (Notes 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at March 31, 2008 and September 30, 2007	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 31,866 and 33,221 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	32	33
Additional paid-in capital	289,138	295,650
Accumulated deficit	(227,869)	(226,915)
Accumulated other comprehensive income	5,302	4,593
Total stockholders’ equity	66,603	73,361
Total liabilities and stockholders’ equity	$143,573	$164,815

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
License	$4,807	$18,882	$13,614	$26,044
Service, including related party items aggregating $52 and $61 for the three months ended March 31, 2008 and 2007, respectively, and $116 and $124 for the six months ended March 31, 2008 and 2007, respectively	19,909	13,883	40,236	29,660
Total revenues	24,716	32,765	53,850	55,704
Cost of revenues:
License	283	583	617	1,037
Service	8,532	5,622	17,010	13,088
Amortization of intangible assets	303	303	606	606
Total cost of revenues	9,118	6,508	18,233	14,731
Gross profit	15,598	26,257	35,617	40,973
Operating expenses:
Sales and marketing	7,400	8,314	16,303	15,578
Research and development	6,381	7,296	13,106	13,592
General and administrative	4,019	5,295	9,022	10,906
Restructuring expense	—	255	—	6,727
Total operating expenses	17,800	21,160	38,431	46,803
Income (loss) from operations	(2,202)	5,097	(2,814)	(5,830)
Interest income, net	613	492	1,448	796
Other income, net	350	180	485	165
Income (loss) before income taxes	(1,239)	5,769	(881)	(4,869)
Provision for (benefit from) income taxes	(80)	794	73	905
Net income (loss)	$(1,159)	$4,975	$(954)	$(5,774)

Net income (loss) per share:
Basic	$(0.04)	$0.15	$(0.03)	$(0.18)
Diluted	$(0.04)	$0.15	$(0.03)	$(0.18)

Weighted average shares used in computing net income (loss) per share:
Basic	33,066	32,153	33,181	31,939
Diluted	33,066	33,216	33,181	31,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(954)	$(5,774)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	864	724
Amortization of intangibles and capitalized software	1,140	1,056
Non-cash stock-based compensation expense	2,157	1,869
Provision for doubtful accounts and sales returns	175	78
Loss on disposal of assets	—	663
Realized gain on sale of marketable securities	(8)	—
Accretion of discounts on marketable securities	(51)	—
Other non-cash charges	—	445
Changes in assets and liabilities:
Accounts receivable	1,856	(9,331)
Prepaid expenses and other current assets	(2,047)	(4,357)
Other assets	702	780
Accounts payable	1,067	(539)
Accrued expenses, other long-term liabilities and restructuring	(4,076)	2,992
Deferred revenue	(13,430)	34,864
Net cash provided by (used for) operating activities	(12,605)	23,470
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(950)	(1,506)
Capitalized product development costs	(111)	—
Proceeds from release of (increase in) restricted cash	(3)	167
Purchases of marketable securities and short-term investments	(5,099)	—
Proceeds from maturities of marketable securities and short-term investments	16,566	—
Net cash provided by (used for) investing activities	10,403	(1,339)
Cash flows from financing activities:
Proceeds from exercise of stock options	614	3,235
Payment on capital leases	—	(96)
Excess tax benefits from stock-based compensation	17	—
Repurchase of common stock	(8,086)	—
Net cash provided by (used for) financing activities	(7,455)	3,139
Effect of exchange rate changes	626	773
Net increase (decrease) in cash and cash equivalents	(9,031)	26,043
Cash and cash equivalents at beginning of period	77,987	45,278
Cash and cash equivalents at end of period	$68,956	$71,321

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc., or the Company, or Chordiant is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in banking, insurance, healthcare, communications, retail and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, or 2007 Form 10-K, filed with the SEC.

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

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Software license revenue is recognized in accordance with the AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

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

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement relate to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization that is essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization services essential to the functionality of our products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”, or SOP 81-1.

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

For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

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

Revenue for PCS is recognized ratably over the support period which ranges from one to five years.

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

Restricted Cash

At March 31, 2008 and September 30, 2007, restricted cash included interest-bearing certificates of deposit. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Prepaid Expenses and Other Current Assets and in Other Assets in the Condensed Consolidated Balance Sheets. See Note 3 for restricted cash balances at each balance sheet date.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, certificates-of-deposit, and marketable securities with maturities of less than one year. The Company’s marketable securities are composed of investment instruments that are highly rated. As of the date of the filing of this Form 10-Q, the Company has sold all of its marketable securities, converting the funds to cash and cash equivalents.

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

Some of our current or prospective customers, especially those in the banking and insurance industries are in businesses that have or could have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector which has recently been facing financial difficulties. Customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating result. The following table summarizes the revenues from customers and resellers that accounted for 10% or more of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Citicorp Credit Services, Inc.	25%	*	23%	*
Wellpoint, Inc.	11%	*	11%	*
International Business Machines (“IBM”)	*	40%	10%	28%
Lloyds TSB Bank plc	*	12%	*	11%
Sky Subscribers Services Limited	*	10%	*	*

*         Represents less than 10% of total revenues.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As previously announced, the Company agreed to license certain of its software to IBM’s customers.

At March 31, 2008, Citicorp Credit Services, Inc., Akbank T.A.S., and Wellpoint, Inc. accounted for 15%, 13% and 12%, of our accounts receivable, respectively. At September 30, 2007, Wellpoint, Inc., IBM and Citicorp Credit Services, Inc. accounted for approximately 28%, 17% and 15% of our accounts receivable, respectively.

Research and Development

Software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized until general availability of the product. Capitalized costs are then amortized at the greater of a straight line basis over the estimated product life, or the ratio of current revenue to total projected product revenue.

During fiscal year 2008, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.1 million associated with these products have been capitalized and included in Other Assets as of March 31, 2008.  These products were not available for general release as of March 31, 2008, accordingly the costs capitalized have not been amortized.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product have been capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three and six months ended March 31, 2008, amortization expense, included in cost of revenue for licenses related to this product was both less than $0.1 million. As of March 31, 2008, the unamortized expense was $0.4 million.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three and six months ended March 31, 2008 and 2007, amortization expense, included in cost of revenue for licenses, related to this product was $0.2 million and $0.5 million, respectively. As of March 31, 2008, the unamortized expense was $0.3 million.

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

Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board or FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is discussed in Note 11 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard, or SFAS,  No. 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with SFAS 123(R), unvested performance based restricted stock units are not included in the computation of earnings

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three and six months ended March 31, 2008 and six months ended March 31, 2007.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income (loss) available to common stockholders	$(1,159)	$4,975	$(954)	$(5,774)
Denominator:
Weighted average common stock outstanding	33,137	32,276	33,252	32,102
Common stock subject to repurchase	(71)	(123)	(71)	(163)
Denominator for basic calculation	33,066	32,153	33,181	31,939

Effect of dilutive potential common shares	— (*)	984	— (*)	— (*)
Effect of dilutive common stock subject to repurchase	— (*)	79	— (*)	— (*)
Denominator for diluted calculation	33,066	33,216	33,181	31,939
Net income (loss) per share – basic	$(0.04)	$0.15	$(0.03)	$(0.18)
Net income (loss) per share – diluted	$(0.04)	$0.15	$(0.03)	$(0.18)

(*) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the date indicated (in thousands)

	March 31, 2008	March 31, 2007
Employee stock options	4,015	2,659
Restricted stock awards	71	—
	4,086	2,659

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” or SFAS 161. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affected an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the effects of implementing this new standard.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 157-1 and FSP No. FAS 157-2. FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has evaluated the new FSPs and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB No. 110, “Share-Based Payment”. SAB 110 allows for the continued use of the “simplified method” allowed under SAB 107 in developing an estimate of expected term “plain vanilla” share options in accordance with SFAS 123(R). The guidance is applicable after December 31, 2007. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB, issued SFAS No.141(R), “Business Combinations”, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of implementing this new standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of implementing this new standard.

In November 2007, the SEC, issued SAB, No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB 109 provides guidance on written loan commitments that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance is applicable for fiscal years beginning after December 15, 2007. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

NOTE 3—BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2008	September 30, 2007
Accounts receivable, net:
Accounts receivable	$26,095	$27,546
Less: allowance for doubtful accounts	(212)	(165)
	$25,883	$27,381

Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	March 31, 2008	September 30, 2007
Prepaid expense and other current assets:
Prepaid commissions and royalties	$4,071	$3,104
Restricted cash	49	46
Other prepaid expenses and current assets	3,497	2,202
	$7,617	$5,352

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2008	September 30, 2007
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,665	$4,167
Purchased internal-use software (useful lives of 3 years)	3,070	2,685
Furniture and equipment (useful lives of 3 to 7 years)	756	739
Leasehold improvements (shorter of 7 years or the term of the lease)	2,921	2,883
	11,412	10,474
Accumulated depreciation and amortization	(7,661)	(6,836)
	$3,751	$3,638

Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

	March 31, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(5,317)	$1,587	$6,904	$(4,869)	$2,035
Customer list and trade-names	2,731	(2,198)	533	2,731	(2,041)	690
	$9,635	$(7,515)	$2,120	$9,635	$(6,910)	$2,725

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows: Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.6 million for each of the three and six month periods ended March 31, 2008 and 2007, respectively. The Company expects amortization expense on acquired intangible assets to be $0.6 million for the remainder of fiscal year 2008, $1.2 million in fiscal year 2009, and $0.3 million in fiscal year 2010.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2008	September 30, 2007
Other assets:
Long-term accounts receivable	$118	$984
Long-term restricted cash	274	265
Other assets	2,059	2,280
	$2,451	$3,529

The long-term accounts receivable balance at September 30, 2007 represented a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of March 31, 2008, this receivable has been recorded as a current accounts receivable.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2008	September 30, 2007
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$5,451	$6,781
Accrued restructuring expenses, current portion (Note 5)	554	3,044
Accrued third party consulting fees	1,223	1,264
Accrued income, sales and other taxes	1,358	1,143
Stock repurchase settlement (Note 14)	1,215	—
Other accrued liabilities	1,230	1,572
	$11,031	$13,804

Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2008	September 30, 2007
Deferred revenue:
License	$19,110	$27,409
Support and maintenance	34,375	39,292
Other	1,653	1,281
	55,138	67,982
Less: current portion	(38,213)	(44,548)
Long-term deferred revenue	$16,925	$23,434

NOTE 4—MARKETABLE SECURITIES

The Company held the following marketable securities (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
Non-Taxable municipal bonds	$756	$—	$(5)	$751
Total	$756	$—	$(5)	$751

	September 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
Commercial paper	$3,008	$—	$(1)	$3,007
Corporate bonds	9,153	3	(4)	9,152
Total	$12,161	$3	$(5)	$12,159

As of March 31, 2008 and September 30, 2007, all marketable securities had maturity dates less than one year. For the three and six months ended March 31, 2008, less than $0.1 million of gains were realized on the sale of marketable securities. For the three and six months ended March 31, 2007, no gains or losses were realized on the sale of marketable securities. Subsequent to March 31, 2008, all marketable securities were sold and converted to cash equivalents.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5—RESTRUCTURING

Restructuring Costs

Through March 31, 2008, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to reductions in our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146 or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” or previous guidance under Emerging Issues Task Force 94-3 or EITF 94-3.

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

•
Excess Facilities—These costs represent future minimum lease payments related to excess and abandoned office space under leases, the disposal of property and equipment including facility leasehold improvements, net of estimated sublease income.

As of March 31, 2008, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total

Severance and termination	$135	$—	$135
Excess facilities	419	733	1,152
Total	$554	$733	$1,287

As of March 31, 2008 and September 30, 2007, $0.6 million and $3.0 million, respectively, of the restructuring reserve is included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2008.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Future Minimum Lease Payments
2008 (remaining six months)	$211
2009	412
2010	404
2011	125
Total	$1,152

Included in the future minimum lease payments schedule above is an offset of $0.8 million of contractually committed sublease rental income.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain–based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters in the United Kingdom and the closure of the France office or 2007 Restructuring.

As part of the fiscal year 2007 Restructuring, the Company initially incurred a one-time restructuring expense of $6.5 million for severance and termination benefits, and excess facilities expensed to Restructuring Expense in the Condensed Consolidated Statements of Operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs in France and the United Kingdom. During the three months ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. In March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. The Company was able to terminate the France facility lease during the year ended September 30, 2007. In the quarter ended December 31, 2007, the Company negotiated an early termination option for the United Kingdom lease which terminated the lease in January 2008. All termination payments have now been made.

The following table summarizes the activity related to the 2007 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2007	$2,526
Charge/adjustment	(36)
Non-cash	(62)
Cash paid	(2,428)
Reserve balance as of March 31, 2008	$—

Fiscal Year 2005 Restructuring

In May 2005, the Company appointed a task force to improve profitability and control expenses. The goal of the task force was to create a better alignment of functions within the Company, to make full utilization of the Company’s India development center, to develop a closer relationship between the Company’s field operations and customers, to review the sales and implementation models, as well adjust the organization model to flatten management levels, to review the Company’s product line, and to enhance the Company’s business model for profitability and operating leverage. This work resulted in an approximate 10% reduction in the Company’s workforce, or 2005 Restructuring, and in July 2005 affected employees were notified. As part of the 2005 Restructuring, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

During the six months ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France.

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2007	$100
Charge/adjustment	38
Non-cash	(3)
Cash paid	—
Reserve balance as of March 31, 2008	$135

Prior Restructurings

During fiscal year 2002, based upon the Company’s continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, the Company restructured several areas so as to reduce

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenses and improve revenue per employee, or 2002 Restructuring. As part of the 2002 Restructuring, the Company recorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, the Company accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense was net of estimated sublease income based on current comparable rates for leases in the respective markets.

During the year ended September 30, 2007, the Company entered into a new sublease for the last remaining facility lease associated with the 2002 Restructuring. As a result of this sublease rental income being lower than previously estimated as part of the restructure facility reserve, the Company recorded an additional $0.3 million of restructuring expense during the year ended September 30, 2007. The sublease term is through the entire remaining term of the Company’s lease obligation for the facility.

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2007	$1,360
Non-cash	—
Cash paid	(208)
Reserve balance as of March 31, 2008	$1,152

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income (loss)	$(1,159)	$4,975	$(954)	$(5,774)

Other comprehensive income (loss):
Foreign currency translation gain	685	79	713	531
Net change in unrealized gain from investments	(9)	—	(4)	—
Comprehensive income (loss)	$(483)	$5,054	$(245)	$(5,243)

NOTE 7—RELATED PARTY TRANSACTIONS

Charles E. Hoffman, a director of the Company, is the President and Chief Executive Officer of Covad Communications Group, Inc., or Covad, a customer of ours. Pursuant to software and services agreements, revenue from Covad was approximately $0.1 million for the three and six months ended March 31, 2008 and 2007, respectively. Accounts receivable from Covad was nil and $0.3 million as of March 31, 2008 and September 30, 2007, respectively. Deferred revenue from Covad was nil and $0.1 million as of March 31, 2008 and September 30, 2007, respectively.

NOTE 8—BORROWINGS

Revolving line of credit

The Company’s revolving line of credit with Comerica Bank was amended and restated on March 8, 2006, subsequently amended and extended to March 7, 2008 and extended three additional months to June 7, 2008. The terms of the agreement include a $5.0 million line of credit, available on a non-formula basis, and requires the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2 to 1, (iii) a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of March 31, 2008, the Company had utilized $0.2 million of the standby commercial letters of credit limit of which $0.2 million serves as collateral for computer equipment leases for Ness (see Note 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of March 31, 2008, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2008. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of March 31, 2008, there were no outstanding balances on the revolving line of credit.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of March 31, 2008 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2008 (remaining six months)	$1,610	$(139)	$1,471
2009	2,586	(283)	2,303
2010	2,377	(293)	2,084
2011	1,781	(86)	1,695
2012	916	—	916
Thereafter	660	—	660
Total minimum payments	$9,930	$(801)	$9,129

Operating lease obligations in the table above include approximately $1.9 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of March 31, 2008, the Company has $0.8 million in sublease income contractually committed for future periods relating to this facility. See Note 5 for further discussion.

The office lease for our Cupertino headquarters expires on December 31, 2008. In April 2008, the Company has exercised an option to renew our lease for an additional five years at ninety-five percent of the fair market value on December 31, 2008. While market rates can not be determined at this time, the Company expects our operating lease expense for this facility to increase effective January 1, 2009.

Asset Retirement Obligations

As required by SFAS No.143 “Accounting for Asset Retirement Obligations”,  or SFAS 143, and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, or FIN 47, the Company recorded an Asset Retirement Obligation (ARO) of approximately $0.3 million and a corresponding increase in leasehold improvements in the fiscal year 2007. SFAS 143 and FIN 47 requires the recognition of a liability for the fair value of a legally required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonability estimated. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 31, 2008, the Company estimated that gross expected cash flows of approximately $0.4 million will be required to fulfill these obligations.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset retirement obligation payments as of March 31, 2008 are included in Other Long-term Liabilities and are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2008 (remaining six months)	$—
2009	—
2010	—
2011	159
2012	206
Total	$365

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at March 31, 2008. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’s obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuit described in Note 10. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of these services. Accordingly, the Company enters into standard indemnification

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of March 31, 2008.

The Company warrants that software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of March 31, 2008.

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement will not be finally approved. Plaintiffs filed amended complaints in six “focus cases” on or about August 14, 2007. The Company is not a focus case. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  The focus case issuers filed motions to dismiss the claims against them on or about November 9, 2007 and an opposition to plaintiffs' motion for class certification on December 21, 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

Derivative Class Action

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. Instead of opposing the motion to dismiss on November 14, 2007, the plaintiffs filed an Amended Complaint adding new allegations against five more current and former officer and directors. The substantive allegations in the Amended Complaint are similar to those in the previous complaint. On December 14, 2007, the Company again filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. The individual defendants also filed a motion to dismiss. On January 22, 2008, the parties reached a tentative non-binding agreement in principle on the settlement of this lawsuit. The parties are working to finalize and memorialize the terms of that settlement and will then seek court approval of the settlement. Under the tentative proposal the Company’s cash contribution toward the settlement would not be material to the financial statements.

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

Yue vs Chordiant Software, Inc.

On January 2, 2008, the Company and certain of our officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 BZ (N.D. Cal.). The complaint alleges that the Company’s Marketing Director software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights which had been owned by Netbula LLC and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement includes (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, (e) unauthorized distribution of PowerRPC for server based products. Plaintiff also claims that the license Netbula granted to Chordiant Software, Int’l Ltd. should not be construed to authorize uses by its parent company, Chordiant Software, Inc. The plaintiff seeks monetary damages, disgorgement of profits, and injunctive relief according to proof. The Company and its officers and employees have filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. These motions are presently scheduled for hearing in June 2008.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company, from time to time, is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 11—INCOME TAXES

Effective October 1, 2007, the Company adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including the resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

The net income tax liabilities recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment to retained earnings related to the adoption of FIN 48.  At the adoption date of October 1, 2007, the Company had $0.8 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.2 million of which would affect our effective tax rate if recognized. There were no material changes to the amount of unrecognized tax benefits during the first six months of fiscal 2008.

The Company recognized accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of March 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, all U.S. federal, state and United Kingdom tax years between 1995 and 2007 remain open to examination due to net operating loss carryforwards and credit carryforwards. Tax years 2002 and later remain open to examination in the Netherlands, tax years 2003 and later remain open to examination in Canada and years 2004 and later remain open to examination in Germany.

An audit of the 2005 tax year is currently in process in the Netherlands. The Company does not expect resolution of this audit to have a material impact on our financial statements and the Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits prior to 2007 and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, the Company believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At March 31, 2008, the Company had approximately $127.6 million and $18.9 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $34.5 million in the United Kingdom.  As a result of an IRC Section 382 study completed during fiscal 2008, it was determined that $19.6 million of net operating loss carryforwards resulting from the acquisition of Prime Response will expire unutilized.  The $127.6 million in total federal net operating loss carryforwards is presented net of these Section 382 limitations.  Upon being realized, the remaining $13.8 million of the Prime Response federal net operating loss carryforwards would reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $3.5 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, would be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. The net operating loss carryforwards are available to offset future federal and state taxable income and expire in years from 2008 through 2026. At March 31, 2008, there are approximately $3.5 million of federal research and development credits and alternative minimum tax credits that expire in years 2011 through 2027. At March 31, 2008, there were also California state credits of approximately $3.5 million that do not expire.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12—EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of March 31, 2008, there were approximately 2.5 million shares available for future grant and approximately 3.4 million options that were outstanding under the 2005 Equity Incentive Plan, or 2005 Plan. In December 2007, the Board amended the 2005 plan to increase the number of shares reserved for future issuance by 0.7 million shares. This amendment was approved by the stockholders at the 2008 Annual Meeting of Stockholders’ held on February 1, 2008.

In October 2007, the Company granted 0.2 million performance-based Restricted Stock Units or RSUs to selected executives of the Company pursuant to the 2005 Plan. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria.

2000 Nonstatutory Equity Incentive Plan

As of March 31, 2008, there were approximately 0.4 million options outstanding under the 2000 Nonstatutory Equity Incentive Plan.

1999 Non-Employee Directors’ Option Plan

As of March 31, 2008, there were approximately 0.2 million shares of common stock available for future grant and 0.2 million options that were outstanding under the 1999 Non-Employee Directors’ Option Plan or Directors’ Plan. In December 2007, the Board amended the Directors’ Plan to incorporate the following changes:

1.	expand the type of awards that may be granted under the Directors’ Plan to allow Restricted Stock Awards (RSAs) and RSU awards; and
2.	for fiscal year 2008 and thereafter, directors will be awarded RSAs instead of stock options for their annual and initial automatic Board service awards.

This amendment was approved by the stockholders at the 2008 Annual Meeting of Stockholders’ held on February 1, 2008.

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The RSAs cliff vest at the earlier of the date of the first anniversary of the most recent Annual Meeting or on the date of the next Annual meeting.

Stock Option Activity

The following table summarizes stock option, RSA, and RSUs activity under our stock option plans (in thousands, except per share data):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 3/31/2008 of $6.03
Balance at September 30, 2007	3,058	3,178	$7.96
Authorized	700	—	—
Options granted	(1,037)	1,037	9.32
Restricted stock awards granted	(71)	—	—
Restricted stock units granted *	(52)
Options exercised	—	(98)	6.24
Cancellation of unvested restricted stock	—	—	—
Options and awards cancelled/forfeited	102	(102)	9.39
Authorized reduction in shares from existing plans	(9)	—	—
Balance at March 31, 2008	2,795	4,015	$8.31	7.97	$1,164
Vested and expected to vest at March 31, 2008		3,103	$8.16	7.70	$1,128
Exercisable at March 31, 2008		1,791	$7.53	6.72	$1,076
*  The number of RSUs granted is an estimate based upon management’s assessment of the likelihood of achieving the two year performance criteria.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/31/2008 of $6.03	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/31/08 of $6.03
$0.35 – 6.45	635	5.89	$4.21	$1,164	495	$3.87	$1,076
6.48 – 7.80	536	7.33	7.17	—	349	7.08	—
7.88 – 8.15	439	7.69	7.98	—	235	7.98	—
8.25 – 8.25	802	8.81	8.25	—	246	8.25	—
8.28 – 9.13	201	7.94	8.51	—	87	8.56	—
9.25 – 9.25	799	9.62	9.25	—	77	9.25	—
9.26 – 45.00	603	7.60	12.67	—	302	12.39	—
$0.35 – 45.00	4,015	7.97	$8.31	$1,164	1,791	$7.53	$1,076

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $6.03 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and six months ended March 31, 2008 was less than $0.1 million and $0.7 million, respectively, and $4.0 million and $4.3 million for the three and six months ended March 31, 2007, respectively. The fair value of options vested was $0.1 million and $0.8 million for the three and six months ended March 31, 2008 and $0.3 million and $0.9 million for the three and six months ended March 31, 2007, respectively. As of March 31, 2008, total unrecognized compensation costs related to non-vested stock options was $6.3 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.8 years. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock options was $5.7 million, which was expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The Company had 0.1 million unvested RSAs as of March 31, 2008, which were excluded from the preceding tables. The total fair value of the unvested RSAs at grant date was $0.6 million. Aggregate intrinsic value of the unvested RSAs at March 31, 2008 was $0.4 million. During the three months ended March 31, 2008, zero shares vested related to RSAs. The weighted average fair value at grant date of the unvested RSAs was $8.44 per share as of March 31, 2008. As of March 31, 2008,

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

total unrecognized compensation costs related to unvested RSAs was $0.5 million which is expected to be recognized as expense over a weighted average period of approximately 0.8 year.

The Company had 0.1 million unvested RSAs as of March 31, 2007. The total fair value of the unvested RSAs at grant date was $0.4 million. Aggregate intrinsic value of the unvested RSAs at March 31, 2007 was $0.9 million. During the three and six months ended March 31, 2007, approximately 0.1 million and 0.2 million shares vested related to RSAs, respectively. There were no shares of restricted stock awarded during the three and six months ended March 31, 2007. The weighted average fair value at grant date of the unvested RSAs was $5.25 as of March 31, 2007. As of March 31, 2007, total unrecognized compensation costs related to unvested RSAs was less than $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 0.3 years.

As of March 31, 2008, the total fair value and number of vested RSUs was zero. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has less than 0.1 million out of a maximum of 0.2 million of unvested RSUs with an average fair value of $15.38 per unit. During the six months ended March 31, 2008, $0.2 million of stock compensation expense related to the performance-based RSUs has been recognized. The total unrecognized compensation costs related to unvested RSUs was $0.6 million which is expected to be recognized as expense over a weighted average period of approximately 18 months. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $3.1 million which would be expected to be recognized as expense over a weighted average period of approximately 18 months.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, RSAs, RSUs and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSA and RSUs for the three and six months ended March 31, 2008 and 2007, respectively, which was allocated as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Stock-based compensation expense:
Cost of revenues, service	$109	$54	$262	$161
Sales and marketing	230	237	471	566
Research and development	144	168	343	262
General and administrative	498	434	1,081	880
Total stock-based compensation expense	$981	$893	$2,157	$1,869

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $2.96 and $4.07 per share, respectively, and for the six months ended March 31, 2008 and 2007 was $4.30 and $4.06, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Expected lives in years	3.7	3.5	3.5	3.5
Risk free interest rates	2.3%	4.8%	3.3%	4.7%
Volatility	61%	63%	60%	63%
Dividend yield	0%	0%	0%	0%

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and six months ended March 31, 2008 and 2007 was based on our historical forfeiture experience.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options and RSAs. Although the fair value of employee stock options and RSAs is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 13—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
License Revenue:
Enterprise solutions	$3,870	$12,619	$10,084	$16,164
Marketing solutions	579	1,268	1,293	2,257
Decision management solutions	358	4,995	2,237	7,623
Total	$4,807	$18,882	$13,614	$26,044

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, post-contract customer support services, or PCS and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service Revenue:
Enterprise solutions	$13,439	$10,147	$28,649	$22,346
Marketing solutions	3,070	2,903	6,188	5,508
Decision management solutions	3,400	833	5,399	1,806
Total	$19,909	$13,883	$40,236	$29,660

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

North America	$14,671	$9,473	$30,262	$22,694
Europe	10,045	23,292	23,588	33,010
Total	$24,716	$32,765	$53,850	$55,704

Included in foreign revenue results for Europe is revenue from the United Kingdom of $6.0 million and $12.1 million for the three and six months ended March 31, 2008 and $9.5 and $15.8 million for the three and six months ended March 31, 2007, respectively.

Net property and equipment information is based on the physical location of the assets. The following is a summary of net property and equipment by geographic area (in thousands):

	March 31, 2008	September 30, 2007

North America	$2,519	$2,346
Europe	1,232	1,292
Total	$3,751	$3,638

NOTE 14—STOCK REPURCHASE

On February 28, 2008, the Company’s Board of Directors authorized a program to repurchase up to $25 million of the Company’s common stock over a one year period, or 2008 Repurchase Plan, starting on March 4, 2008. In conjunction with the 2008 Repurchase Plan, the Company entered into a written trading plan with a broker under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to effect the repurchases. Repurchased shares are immediately retired and will resume the status of authorized but unissued shares. As of March 31, 2008, the Company had repurchased 1.5 million shares of our common stock for $9.3 million at an average price of $6.10 per share. The Company terminated the 2008 Stock Repurchase Plan as of April 30, 2008. Subsequent to March 31, 2008, through April 30, 2008, the Company had repurchased an additional 1.8 million shares of our common stock for $9.3 million at an average price of $5.09 per share. As of April 30, 2008, the Company had repurchased a total of 3.4 million shares of our common stock for $18.6 million at an average price of $5.55 per share.

NOTE 15—SUBSEQUENT EVENT

On May 1, 2008, the Company committed to a cost reduction plan intended to align its resources and cost structure with expected future revenues. The plan anticipates a re-allocation of employee resources between functional groups. The plan includes an immediate reduction in positions equal to approximately ten percent of the Company’s worldwide workforce. We notified employees on May 1, 2008.

As a result of the cost-cutting measures, the Company estimates that it will record pre-tax operating charges in the third quarter of fiscal year 2008 of approximately $0.4 million for severance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the 2007 Audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

For the three months ended March 31, 2008, total revenues decreased 25% and backlog increased 19% as compared to the same period of the prior year. For the three months ended March 31, 2008, backlog decreased $2.5 million or 3% compared to the balance at December 31, 2007. This decrease in backlog is primarily related to a reduction of license and support and maintenance deferred revenue balances at the end of the quarter.

Software Industry Consolidation and Possible Increased Competition

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. In 2007 and 2008 IBM acquired Cognos, DataMirror and Watchfire Corporation; Oracle completed its acquisition of Hyperion and Moniforce and has entered into an agreement to purchase BEA Systems; Sun Microsystems has entered in an agreement to purchase MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. Our revenues have primarily been derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over multiple quarters, it will cause the associated backlog to be recognized as revenue over a similar period of time. As of March 31, 2008 and 2007, we had approximately $93.5 million and $78.6 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog at March 31, 2008 includes approximately $26.1 million relating to a large telecommunications customer commitment. For the period ended March 31, 2008 as compared to the previous period ended December 31, 2007, aggregate deferred revenue balances decreased $2.0 million due to a decrease of $2.2 million in long-term deferred revenue offset by an increase of $0.2 million in short-term deferred revenue.  Backlog is comprised of:

•
software license orders for which the delivered products have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes billed amounts classified as deferred revenue;

•	deferred revenue from customer support contracts; and,

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

Implementation by Third Parties. Over time as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues, certain agreements with customers may transition from a contract accounting model (SOP81-1) to a more traditional revenue model whereby revenues are recorded upon delivery (SOP 97-2).

Service Revenue. Service revenue as a percentage of total revenues were 81% and 42% for the three months ended March 31, 2008 and 2007, respectively, and 75% and 53% for the six months ended March 31, 2008 and 2007, respectively. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenue will represent between 50% and 60% of our total revenues in the future.

Revenues from International Customers versus North America Revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended March 31, 2008 and 2007, international revenues were $10.0 million and $23.3 million, or approximately 41% and 71% of our total revenues, respectively. For the six months ended March 31, 2008 and 2007, international revenues were $23.6 million and $33.0 million, or approximately 44% and 59% of our total revenues, respectively. The decrease in international revenue for the three and six months ended March 31, 2008 was primarily due to a decrease in license revenue. During the March 31, 2007 quarter, a large customer transaction was recognized as revenue.  International revenues were favorably impacted for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, as both the British Pound and the Euro increased in average value by approximately 1% and 14%, respectively, as compared to the U.S. Dollar.

For the three months ended March 31, 2008 and 2007, North America revenues were $14.7 million and $9.5 million, or approximately 59% and 29% of our total revenues, respectively. For the six months ended March 31, 2008 and 2007, North America revenues were $30.3 million and $22.7 million, or approximately 56% and 41% of total revenues, respectively.  We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 94% and 97% for the three months ended March 31, 2008 and 2007, respectively, and 95% and 96% for the six months ended March 31, 2008 and 2007. The 1 % decrease for the quarter ending March 31, 2008 is primarily a function of the fixed periodic amortization costs associated with capitalized software being divided by a smaller license amount quarter-over-quarter. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenue were 57% and 60% for the three months ended March 31, 2008 and 2007, respectively and 58% and 56% for the six months ended March 31, 2008 and 2007, respectively. The decrease in gross margins for the three months period ending March 31, 2008 is primarily due to the mix of consulting revenue versus support revenue. Consulting revenue, which has a lower gross margin than support revenue, increased to a larger percentage of total service revenue reducing the overall gross margin. We expect that gross margins on service revenue to range between 55% and 60% in the second half of fiscal year 2008.

Costs Related to Stock Option Investigation. For the three and six months ended March 31, 2007, significant professional service costs are included in general and administrative expense associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 2007. This issue is more fully described in the Note 2 of the Consolidated Financial Statements in our 2006 Form 10-K. For the three and six months ended March 31, 2007, these costs were $0.8 million and $1.8 million, respectively. We have not incurred any additional costs since the quarter ended March 31, 2007 and do not expect to incur such costs in the future periods.

Cost to Amend Eligible Options. In July 2006, our Board of Directors, or the Board, initiated a review of our historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee determined that the correct measurement dates for a number of stock option grants made by us during the period 2000 to 2006, or Review

Period, differed from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of our common stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. As such, these affected stock options are deemed, for accounting purposes, to have been granted at a discount. Based on the determination made for accounting purposes, the discounted options (for accounting purposes) may now be deemed to have been granted at a discount for tax purposes, which may expose the holders of these impacted stock option grants to potentially adverse tax treatment under Section 409A of the Internal Revenue Code and state law equivalents. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant offered certain optionees the opportunity to increase the exercise price of the discounted options to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. On April 26, 2007, eligible optionees finalized their elections under the offer and were awarded a future cash payment equal to the price differential of the Amended Options. These payments were treated as bonus payments. These cash payments were approximately $0.3 million and were paid out in January 2008.

Reduction in Workforce. In October 2006, we initiated a restructuring plan intended to align our resources and cost structure with expected future revenues. The restructuring plan included a balancing of services resources worldwide, an elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain-based sales and pre-sales teams.

The restructuring plan included an immediate reduction in positions of slightly more than ten percent of our workforce, the consolidation of our European facilities, and the closure of our France office. A majority of the positions eliminated were in Europe. The plan was committed to on October 24, 2006, and we began notifying employees on October 25, 2006.

We initially recorded a pre-tax cash restructuring expense of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The expense was composed of costs for severance and exiting excess facilities. During the three months ended March 31, 2007, we incurred an additional charge of $0.1 million for employee severance costs associated with the closure of our France office. Also during the three months ended March 31, 2007, we negotiated an early termination of the France office lease associated with its closure, resulting in a $0.2 million reduction in the excess facility liability. This reduction was recorded as an offset to restructuring expense in the period. In November 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which released us from any future rent liabilities subsequent to January 2008. All termination payments have now been made.

In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. As of March 31, 2008, $0.1 million of the cash charges remains outstanding.

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.3 million restructuring expense for the year ended September 30, 2007.

Past Results may not be Indicative of Future Performance. We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. Moreover, we may not achieve or maintain profitability in the future.

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

Software license revenue is recognized in accordance with the AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements”, or collectively SOP 97-2.

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

At the time we enter into a transaction, we assess whether any services included within the arrangement related to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization that is essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenue using either the percentage-of-completion method or the completed contract method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”, or SOP 81-1.

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

For transactions involving extended payment terms, we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become payable and due.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $26.2 million (including long-term accounts receivable of $0.1 million) with an allowance for doubtful accounts of $0.2 million as of March 31, 2008. Our gross accounts receivable balance was $28.5 million (including long-term accounts receivable of $1.0 million) with an allowance for doubtful accounts of $0.2 million as of September 30, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debts have not been material and have been within management’s expectations.

Stock-based Compensation Expense. Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock awards on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock award was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the March 31, 2008 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 5% or 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model.

As stock-based compensation expense attributable to performance restricted stock units, or RSUs, is based on management’s assessment of the likelihood of achieving certain criteria, the amount of expense that is recorded in a period is dependent on the accuracy of management’s estimates. It is estimated that a 5% change in management’s achievement estimates would result in a corresponding 52% change in the stock compensation expense recorded for the period. The RSUs granted vest at the end of fiscal year 2009 if certain specified performance criteria are achieved. It is expected that estimates will become more accurate leading up to September 30, 2009.

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

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of March 31, 2008, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating loss carryforwards, research and development credits and temporary differences relating to deferred revenue. Deferred tax assets have been fully reserved for in all periods presented.

Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is discussed in Note 11 to the Condensed Consolidated Financial Statements.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. To date, we have not identified any triggering events noted above. While the recent decline in our stock price and negative economic trends have lowered our market capitalization at March 31, 2008, our market capitalization is still at the levels significantly higher than our book value.

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

In preparing our Condensed Consolidated Financial Statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the Condensed Consolidated Statement of Operations or as a separate part of our net equity under the caption “Accumulated Other Comprehensive Income.” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and loses are included as part of Accumulated Other Comprehensive Income within our Condensed Consolidated Balance Sheets for all periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly larger or smaller than those reported in previous periods. At March 31, 2008, approximately $41.7 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008		2007		2008		2007

Statements of Operations Data:
Revenues:
License	$4,807	19%	$18,882	58%	$13,614	25%	$26,044	47%
Service	19,909	81	13,883	42	40,236	75	29,660	53
Total revenues	24,716	100	32,765	100	53,850	100	55,704	100
Cost of revenues:
License	283	1	583	2	617	1	1,037	2
Service	8,532	35	5,622	17	17,010	32	13,088	23
Amortization of intangible assets	303	1	303	1	606	1	606	1
Total cost of revenues	9,118	37	6,508	20	18,233	34	14,731	26
Gross profit	15,598	63	26,257	80	35,617	66	40,973	74
Operating expenses:
Sales and marketing	7,400	30	8,314	25	16,303	30	15,578	28
Research and development	6,381	26	7,296	23	13,106	24	13,592	24
General and administrative	4,019	16	5,295	16	9,022	17	10,906	20
Restructuring expense	—	—	255	1	—	—	6,727	12
Total operating expenses	17,800	72	21,160	65	38,431	71	46,803	84
Income (loss) from operations	2,202	(9)	5,097	15	(2,814)	(5)	(5,830)	(10)
Interest income, net	613	3	492	2	1,448	2	796	2
Other income, net	350	1	180	—	485	1	165	—
Income (loss) before income taxes	(1,239)	(5)	5,769	17	(881)	(2)	(4,869)	(8)
Provision for (benefit from) income taxes	(80)	—	794	2	73	—	905	2
Net income (loss)	$(1,159)	(5)%	$4,975	15%	$(954)	(2)%	$(5,774)	(10)%

Comparison of the Three and Six Months Ended March 31, 2008 and 2007 (Unaudited)

Revenues

Total revenues decreased $8.0 million, or 25%, to $24.7 million for the three months ended March 31, 2008 compared to $32.8 million for the three months ended March 31, 2007. This decrease was primarily due to a $14.1 million or 75% decrease in license revenue offset by an increase of $6.0 million or 43% in service revenue. Total revenues decreased $1.9 million, or 3%, to $53.8 million for the six months ended March 31, 2008 compared to $55.7 million for the six months ended March 31, 2007. This decrease was primarily due to $12.4 million or 48% decrease in license revenue offset by an increase of $10.5 million or 36% in service revenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is recognized under percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
License Revenue:
Enterprise solutions	$3,870	$12,619	$(8,749)	(69)%	$10,084	$16,164	$(6,080)	(38)%
Marketing solutions	579	1,268	(689)	(54)	1,293	2,257	(964)	(43)
Decision management solutions	358	4,995	(4,637)	(93)	2,237	7,623	(5,386)	(71)
Total license revenue	$4,807	$18,882	$(14,075)	(75)%	$13,614	$26,044	$(12,430)	(48)%

Total license revenue decreased by $14.1 million or 75% and $12.4 million or 48% for the three and six months ended March 31, 2008, respectively, as compared to the same comparable periods in the prior year. The decrease in license revenue is the result of fewer sales transactions and transactions of smaller magnitude being executed in the comparative periods.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Service Revenue:
Enterprise solutions	$13,439	$10,147	$3,292	32%	$28,649	$22,346	$6,303	28%
Marketing solutions	3,070	2,903	167	6	6,188	5,508	680	12
Decision management solutions	3,400	833	2,567	308	5,399	1,806	3,593	199
Total service revenue	$19,909	$13,883	$6,026	43%	$40,236	$29,660	$10,576	36%

Total service revenue increased $6.0 million or 43% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2008. This change is primarily related to increases of $2.6 million in consulting revenue, $2.1 million in support and maintenance revenue, $0.6 million in training revenue and $0.7 million in reimbursement of out-of-pocket expense revenue.

Total service revenue increased $10.6 million or 36% from the six months ended March 31, 2007 to the six months ended March 31, 2008. This change is primarily related to increases of $5.1 million in support and maintenance revenue, $3.8 million in consulting revenue, $0.9 million in training revenue and $0.8 million of reimbursement of out-of-pocket expense revenue.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. The capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and the third party costs associated with porting of existing products to new platforms. One of the porting projects was completed in August 2007 and the aggregate costs capitalized were $0.5 million. Amortization expense for the banking product for the three and six months ended March 31, 2008 were $0.2 million and $0.5 million, respectively. Amortization expense for the porting project for the three and six months ended March 31, 2008 was less than $0.1 million in each period. Amortization costs for the banking product are expected to continue through 2008 and amortization costs of the porting project are expected through 2010. The following table sets forth our cost of license revenues for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Cost of license revenue	$283	$583	$(300)	(52)%	$617	$1,037	$(420)	(41)%
Percentage of total revenue	1%	2%			1%	2%

The cost of license revenue decreased by $0.3 million or 52% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This change is primarily due to the reduction in royalty expense resulting from a 75% decrease in license revenue.

The cost of license revenue decreased $0.4 million or 41% for the six months ended March 31, 2007 to the six months ended March 31, 2008. This change is primarily due to the reduction in royalty expense resulting from a 48% decrease in license revenue.

Service

Cost of service revenue consists primarily of personnel costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS support services. The following table sets forth our cost of service revenue for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Cost of service revenue	$8,532	$5,622	$2,910	52%	$17,010	$13,088	$3,922	30%
Percentage of total revenue	35%	17%			32%	23%

Cost of service revenue increased by $2.9 million or 52% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This change is primarily due to a deferral of consulting costs in the prior year period of $1.1 million associated with an undelivered license element, a $1.3 million increase in third party consulting costs and a $0.5 million increase in travel expense.

Cost of service revenue increased by $3.9 million or 30% from the six months ended March 31, 2007 to the six months ended March 31, 2008. This change is primarily due to a deferral of consulting costs in the prior year period of $1.2 million associated with an undelivered license element, a $2.4 million increase in third party consulting costs, a $0.5 million increase in travel expense offset by a $0.1 million decrease in facility costs.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and tradenames resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Amortization of intangible assets	$303	$303	$—	—%	$606	$606	$—	—%
Percentage of total revenue	1%	1%			1%	1%

We expect amortization expense for intangible assets to be $0.3 million for each of the two remaining quarters in fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Sales and marketing expense	$7,400	$8,314	$(914)	(11)%	$16,303	$15,578	$725	5%
Percentage of total revenue	30%	25%			30%	28%

Sales and marketing expense decreased by $0.9 million or 11% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This change is primarily due to a decrease of $1.0 million in employee costs driven mainly by a decrease in sales commission expense, a decrease in sales and marketing events of $0.8 million offset by increases of $0.6 million of consultant costs, $0.1 million of travel costs and $0.1 million of facility costs. In the prior year, the sales and marketing program costs for sales kickoff and presidents club occurred in the March 31, 2007 quarter while in the current year, these programs occurred in the December 31, 2007 quarter.

Sales and marketing expense increased by $0.7 million or 5% from the six months ended March 31, 2007 to the six months ended March 31, 2008. This change is primarily due to a decrease of $0.6 million in employee costs driven mainly by a decrease in commission expense, offset by increases of $0.8 million in consultant costs, $0.2 million in recruiting and $0.2 million in sales and marketing program costs.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Research and development expense	$6,381	$7,296	$(915)	(13)%	$13,106	$13,592	$(486)	(4)%
Percentage of total revenue	26%	23%			24%	24%

Research and development expense decreased by $0.9 million or 13% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This decrease is primarily due to a $0.8 million reduction in employee costs related to executive and employee bonuses not being earned for the quarter. In addition, travel and entertainment expenses decreased $0.1 million in the March 31, 2008 quarter.

Research and development expense decreased by $0.5 million or 4% from the six months ended March 31, 2007 to the six months ended March 31, 2008. This decrease is primarily due to a $0.3 million reduction in employee costs related to executive and employee bonuses not being earned for the second quarter of the year ending March 31, 2008. In addition, travel and entertainment expenses decreased $0.2 million for the period.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three and six months ended March 31, 2007 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
General and administrative expense	$4,019	$5,295	$(1,276)	(24)%	$9,022	$10,906	$(1,884)	(17)%
Percentage of total revenue	16%	16%			17%	20%

General and administrative expense decreased by $1.3 million or 24% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This change is primarily due to decreases of $0.6 million in professional services associated with the stock option investigation in prior year, $0.5 million in executive and employee bonuses not being earned in the current quarter and $0.2 million in travel expenses.

General and administrative expense decreased by $1.9 million or 17% from the six months ended March 31, 2007 to the six months ended March 31, 2008. This change is primarily due to decreases of $1.3 million in professional services associated with the stock option investigation in prior year and $0.6 million of executive and employee bonuses not being earned in the second current quarter of the year ending March 31, 2008.

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

During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. Also during March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period.

Prior Restructuring. During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded a charge associated with the long term lease which expires in January 2011. In the March 2007 quarter, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructure charge was recorded in 2002. This change in estimate resulted in a $0.3 million charge to restructuring in the quarter ended March 31, 2007.

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Cost of revenues – service	$109	$54	$262	$161
Operating expenses:
Sales and marketing	230	237	471	566
Research and development	144	168	343	262
General and administrative	498	434	1,081	880
Total operating expense	872	839	1,895	1,708
Total stock-based compensation expense	$981	$893	$2,157	$1,869

For the three months ended March 31, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.0 million that is primarily related to $1.0 million associated with employee stock options, $0.1 million associated with restricted stock awards and a decrease of $0.1 million for restricted stock units. For the three months ended March 31, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $0.9 million that is primarily related to $0.8 million associated with employee stock options and $0.1 million associated with restricted stock awards.

For the six months ended March 31, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.2 million that is primarily related to $1.9 million associated with employee stock options, less than $0.1 million associated with restricted stock awards and $0.2 million for restricted stock units. For the six months ended March 31, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.9 million that is primarily related to $1.5 million associated with employee stock options and $0.4 million associated with restricted stock awards.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents, and marketable securities offset by interest expense incurred in connection with capital equipment leases and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Interest income, net	$613	$492	$121	25%	$1,448	$796	$652	82%
Percentage of total revenue	3%	2%			2%	2%

Interest income, net increased by 25%  and 82% from the three and six months ended March 31, 2007 to the three and six months ended March 31, 2008, respectively, primarily due to the Company transferring a portion of its funds into marketable securities which earn a higher return of interest income than other investments we utilized in the prior year and higher average cash balances in the current year than in the prior year. We anticipate lower interest income in the near term due to the use of up to $25 million for the stock repurchase program.

Other Income, Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign currency denominated subsidiaries. The following table sets forth our other income (expense), net for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Other income, net	$350	$180	$170	94%	$485	$165	$320	194%
Percentage of total revenue	1%	—%			1%	—%

Other income increased by 94% and 194% from the three and six months ended March 31, 2007 to the three and six months ended March 31, 2008, respectively. This increase is primarily due to higher transaction gains associated with our foreign intercompany balances.

Provision for (Benefit from) Income Taxes

These provisions (benefits) are primarily attributable to taxes on earnings from our foreign subsidiaries, certain foreign withholding taxes, and the alternate minimum tax for federal taxes. The following table sets forth our provision for (benefit from) income taxes for the three and six months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	2007	Change	%	2008	2007	Change	%
Provision (benefit) for income taxes	$(80)	$794	$(874)	(110)%	$73	$905	$(832)	(92)%
Percentage of total revenue	—%	2%			—%	2%

The provision for income taxes decreased 110% and 92% for the three and six months ended March 31, 2008, respectively, as compared to the same periods of the prior year. This decrease year-to-year and quarter-to-quarter is primarily due to a $0.5 million withholding tax payment related to a sales transaction that occurred in Turkey during the March 2007 quarter.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

For the three and six months ended March 31, 2008, we have not been profitable and have not generated a net increase in cash and cash equivalents. We expect our current cash and cash equivalent balances to be in excess of cash requirements for the next twelve months.

Operating Activities

Cash used for operating activities was $12.6 million during the six months ended March 31, 2008, which consisted primarily of our net loss of $1.0 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, provision for doubtful accounts and other non-cash charges) aggregating approximately $4.3 million and the net cash outflow effect from changes in assets and liabilities of approximately $15.9 million. This net cash outflow was primarily related to decreases in deferred revenue of $13.4 million, accrued expenses of $4.1 million and prepaid expenses of $2.0 million offset by increases in accounts receivable of $1.9 million and accounts payable of $1.1 million.

Cash provided by operating activities was $23.5 million during the six months ended March 31, 2007, which consisted primarily of our net loss of $5.8 million adjusted for non-cash items (primarily depreciation, amortization, provision for doubtful accounts, loss on disposal of assets, other non-cash charges and non-cash stock-based compensation expense) aggregating approximately $4.8 million and the net cash inflow effect from changes in assets and liabilities of approximately $24.4 million. This net cash inflow was primarily related to increases in deferred revenue of $34.9 million and accrued expenses of $3.0 million offset by reductions in accounts receivable of $9.3 million and prepaid expenses of $4.4 million. The increase in deferred revenue is the result of sales transactions that were completed during the six month period ended March 31, 2007 for which revenue is not recognized until subsequent periods.

Investing Activities

Cash provided by investing activities was $10.4 million during the six months ended March 31, 2008. This cash provided was primarily from $11.5 million of net proceeds from marketable securities offset by the use of cash for the purchase of $1.0 million of property and equipment and the capitalization of $0.1 million of software development costs associated with the porting of existing products to a new platform.

Cash used for investing activities was $1.3 million during the six months ended March 31, 2007. This use of cash was primarily for purchases of property and equipment associated with the closure of the old European headquarters office and the opening of the new smaller European headquarters office during the period.

Financing Activities

Cash used by financing activities was $7.5 million during the six months ended March 31, 2008. This use of cash was primarily related to the repurchase of $8.1 million of common stock under our stock repurchase program offset by proceeds from stock option exercises of $0.6 million. We expect to continue using cash for financing activities in connection with our stock repurchase program.

Cash provided by financing activities was $3.1 million during the six months ended March 31, 2007. This cash provided was primarily related to proceeds from stock option exercises of $3.2 million.

Revolving Line of Credit

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our revolving line of credit.

Contractual Obligations

Ness

We entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by us, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 we further expanded our agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of us without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at March 31, 2008. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 9 to the Condensed Consolidated Financial Statements). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Leases

Operating lease obligations in the table below include approximately $1.9 million for our Boston, Massachusetts facility operating lease commitments that are included in Restructuring expenses. As of March 31, 2008, the Company has $0.8 million in sublease income contractually committed for future periods relating to this facility. See Notes 5 and 9 to the Condensed Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters expires on December 31, 2008. In April 2008, we have exercised an option to renew our lease for an additional five years at ninety-five percent of the fair market value on December 31, 2008. While market rates can not be determined at this time, we expect our operating lease expense for this facility to increase effective January 1, 2009.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 31, 2008, we estimate that gross expected cash flows of approximately $0.4 million will be required to fulfill these obligations

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

The following table presents certain payments due under contractual obligations as of March 31, 2008 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2008	Due in 2009-2010	Due in 2011-2012	Thereafter
Operating lease obligations	$9,930	$1,610	$4,963	$2,697	$660
Asset retirement obligations	365	—	—	365	—
Total	$10,295	$1,610	$4,963	$3,062	$660

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets. As of March 31, 2008, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

We believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens, additional declines in cash balances could occur.

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

The following table presents the amounts of restricted cash and marketable securities that are subject to interest rate risk and average interest rates as of March 31, 2008 (in thousands):

	March 31, 2008	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$323	$323	2.7%
Marketable securities	751	751	5.5%
Total restricted cash and marketable securities	$1,074	$1,074	4.7%

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2007 (in thousands):

	March 31, 2007	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$354	$354	3.0%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, commercial paper, short-term certificates of deposit and marketable securities. We invest our excess cash in money market accounts, commercial paper, certificates-of-deposit, and marketable securities with maturities of less than one year. We do not invest in auction rate securities. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash and marketable securities, we performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of March 31, 2008, interest income would decline by less than $0.1 million. Assuming consistent investment levels as of March 31, 2007, interest income would have declined by less than $0.1 million.

Foreign Currency Risk. International revenues accounted for approximately 44% and 59% of total revenues for six months ended March 31, 2008 and 2007, respectively. International revenues decreased $9.4 million or 29% compared to the same period of the prior year. Our international operations have increased our exposure to foreign currency fluctuations.  Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Condensed Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the six months ended March 31, 2008, our international revenues for the six months ended March 31, 2008 would have been lower than we reported by approximately $0.3 million and our international loss from operations would have been greater than we reported by $0.1 million. Using the average foreign currency exchange rates for the six months ended March 31, 2007, our international revenues for the six months ended March 31, 2008 would have been lower than we reported by approximately $1.9 million and our international loss from operations would have been greater than we reported by $0.2 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended March 31, 2008 and 2007, we recorded net foreign currency transaction gains of $0.4 million and $0.2 million, respectively, which was recorded in “Other income, net,” in the Condensed Consolidated Statements of Operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended, Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

*To date, our sales have been concentrated in the financial services, insurance, healthcare, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in five large markets—banking, insurance, healthcare, telecommunications and retail markets accounted for approximately 98% and 99% of our total revenues for the six months ended March 31, 2008 and 2007, respectively. We expect that revenues from these five markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets further deteriorates, our revenues may decline. Some of our current or prospective customers, especially those in the banking and insurance industries are in businesses that have or could have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector which has recently been facing financial difficulties. This may cause our current or prospective customers to reduce their spending on technology, which in turn would have an adverse impact on our sales and revenues.

*Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability. Certain of our customers have become more cautious regarding their IT purchases given the overall economy and specifically the issues that continue to impact the financial markets. The result of this attitude is that our sales cycles have lengthened in some instances, requiring more time to finalize transactions. In particular, several transactions we expected to close before the end of the quarter ended March 31, 2008 were delayed.

The matters relating to the Audit Committee of the Board’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in litigation, and may result in additional litigation.

On July 24, 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, would conduct a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through June 2006. As described in Note 3 “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements in the 2006 Form 10-K, the Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in the 2006 Annual Report on Form 10-K.

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

* We were not profitable for the six months ended March 31, 2008 and we may continue to incur losses in the future, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $1.0 million and $5.8 million for the six months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had an accumulated deficit of $227.9 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results.

* Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended March 31, 2008, Citicorp Credit Services, Inc. and Wellpoint, Inc. accounted for 25% and 11% of our total revenue. For the six months ended March 31, 2008, Citicorp Credit Services, Inc., Wellpoint, Inc. and IBM accounted for 23%, 11% and 10% of our total revenue, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the six months ended March 31, 2008, international revenues were $23.6 million or approximately 44% of our total revenues. For the six months ended March 31, 2007, international revenues were $33.0 million or approximately 59% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 44% of our total sales for the six months ended March 31, 2008. Our international sales comprised 59% of our total sales for the six months ended March 31, 2007. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the six months ended March 31, 2008, we had a foreign currency transaction gain of $0.4 million. See Item 3 Quantitative and Qualitative Disclosures about Market Risk for further discussions.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues will decrease in fiscal year 2008 or beyond if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of world affairs and geopolitical concerns have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and worldwide will have some economic and political stability. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

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

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. Within 2007 and 2008, IBM acquired Cognos, DataMirror and Watchfire Corporation, Oracle completed its acquisition of Hyperion and Moniforce and has entered into an agreement to purchase BEA Systems, Sun Microsystems has entered in an agreement to purchase MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

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

The market price of shares of the Company’s common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Financial difficulties or poor operating results announced by significant customers;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by it or its competitors;

•	Developments with respect to intellectual property laws;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of software by companies in the industry verticals supported by the Company;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Size and timing of individual license transactions;

•	Delay or deferral of customer implementations of our products and subsequent impact on revenues;

•	Lengthening of our sales cycle;

•	Potential additional deterioration and changes in domestic and foreign markets and economies including those impacted by the difficulties in the sub-prime lending markets;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

*Our operating results and cash flows fluctuate significantly and delays in delivery or implementation of our products or changes in the payment terms with customers may cause unanticipated declines in revenues or cash flow, which could disappoint investors and result in a decline in our stock price.

A portion of our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion method, using labor hours incurred as the measure of progress towards completion of implementation of our products and we expect this practice to continue. The percentage of completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may adversely impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases, but more recently we have entered into large transactions with payments from customers due over one or more years. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be adversely impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell, and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, our existing business alliance partners, IBM, Accenture and HCL Technologies. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If either IBM, Accenture, or HCL Technologies were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM, Accenture and HCL Technologies and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In 2007 and 2008, IBM acquired Cognos, DataMirror and Watchfire Corporation. While we do not believe that either Cognos, DataMirror or Watchfire Corporation had been a direct competitor of Chordiant in the past, IBM’s acquisition of these companies may indicate that IBM will become a competitor of ours in the future. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a take over attempt from a competitor of such systems integrators.

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

If we are not successful in maintaining effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 9A. Controls and Procedures” in the 2006 Annual Report on Form 10-K.

*If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of March 31, 2008, we use the services of approximately 143 consultants through Ness. In addition, as a result of the reduction in our workforce that took place in July 2005, and the reduction in our workforce that took place in October 2006, by approximately 10% in each instance, we are now more dependent on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particular in prior years, we have had significant turnover of our executives as well as in our sales, marketing and finance organizations and many key positions are held by people who have less than two years of experience in their roles with the Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005 and again in October of 2006, we reduced the size of our workforce by approximately 10% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 75% and 53% of our total revenues for the six months ended March 31, 2008 and 2007, respectively. Gross margin on service revenue was 58% and 56% for the six months ended March 31, 2008 and 2007, respectively. License revenues comprised 25% and 47% of our total revenues for the six months ended March 31, 2008 and 2007, respectively. Gross margins on license revenues were 95% and 96% for the six months ended March 31, 2008 and 2007, respectively.

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

We may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development, sales and support of our products.

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

In particular, if we are sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such suit. We have received a letter from one such patent holding company alleging that our products may infringe one or more of their patents. We are also the subject of a suit by a person claiming that certain of our products infringe his copyrights. If any of our products were found to infringe such patent or copyrights, the patent or copyright holder could seek an injunction to enjoin our use of the infringing product. If we were not able to remove or replace the infringing portions of software with non-infringing software, and were no longer able to license some or all of our software products, such an injunction would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be costly. A patent or copyright infringement claim could have a material adverse effect on our business, operating results and financial condition.

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

In the past we have also entered into co-development projects with our customers to jointly develop new vertical applications, often over the course of a year or longer. In such cases we may only be able to recognize revenue upon delivery of the new application. The accounting treatment for these co-development projects could result in delays in the recognition of revenue. The failure to successfully complete these projects to the satisfaction of the customer could have a material adverse effect on our business, operating results and financial condition.

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

We may encounter unexpected delays in maintaining the requisite internal controls over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2008, the Company’s Board of Directors authorized the 2008 Repurchase Plan, a program to repurchase up to $25 million of the Company’s common stock over a one year period. Repurchases under the plan began on March 4, 2008. In conjunction with the 2008 Repurchase Plan, the Company entered into a written trading plan with a broker under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to effect the repurchases. The timing and amount of any shares repurchased under the 2008 Repurchase Plan are determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchased shares are immediately retired and will resume the status of authorized but unissued shares. The following table sets forth information with respect to repurchases of our common stock during the three months ended March 31, 2008 (in thousands, except shares and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	—	$—	—	$—
February 1, 2008 - February 29, 2008	—	—	—	—
March 1, 2008 - March 31, 2008	1,524,078	6.10	1,524,078	15,700
Total	1,524,078	$6.10	1,524,078	$15,700

The Company terminated the 2008 Stock Repurchase Plan as of April 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On February 1, 2008, our Annual Meeting of Stockholders was held in Cupertino, California. Of the 33,303,036 shares outstanding and entitled to vote as of the record date of December 3, 2007, 29,728,682 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of two directors to hold office until the 2011 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, (ii) the ratification to amend Chordiant’s 2005 Equity Incentive Plan (“the 2005 Plan”) to increase the number of shares authorized and reserved for issuance under the 2005 Plan by an additional 700,000 shares of common stock, (iii) the ratification to amend Chordiant’s Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan (Directors’ Plans) to expand the types of awards that may be granted to include restricted stock awards and restricted stock units and for fiscal year 2008 and thereafter, directors will receive awards of restricted stock awards instead of stock options as their annual and initial automatic board service award, and (iv) the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending September 30 2008.

The following nominees were elected as directors, each to hold office until the 2011 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-Votes
Steven R. Springsteel	28,238,421	1,490,261	0
Richard G. Stevens	28,363,244	1,365,438	0

In addition to the directors elected above, William J. Raduchel, David R. Springett, Charles E. Hoffman, Dan A. Gaudreau, and Allen A. A. Swann continued to serve as directors after the annual meeting. On February 1, 2008, David A. Weymouth resigned as a member of the Company’s Board of Directors.

Stockholders’ approval to increase the number of shares authorized and reserved for issuance under the 2005 Plan by an additional 700,000 shares of common stock was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
21,859,217	4,330,782	57,358	3,481,325

Stockholders’ approval to amend the Directors’ Plans to expand the types of awards that may be granted to include restricted stock awards and restricted stock units and for fiscal year 2008 and thereafter, directors will receive awards of restricted stock awards instead of stock options as their annual and initial automatic board service award:

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,238,161	2,944,620	64,576	3,481,325

The selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ended September 30, 2008 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
28,501,658	1,172,899	54,124	0

Item 5. Other information

Unregistered Sales of Equity Securities and the Use of Proceeds

On April 30, 2008, the Company terminated the 2008 Stock Repurchase Plan. Under the 2008 Stock Repurchase Plan, the Company repurchased a total of 3.4 million shares of our common stock at an average price of $5.55 per share totaling $18.6 million.

Compensatory Arrangements of Certain Officers

On April 30, 2008, the Board of Directors amended the 2008 Executive Plan, 2008 Worldwide Vice President of Professional Services Bonus Plan, and 2008 General Counsel Bonus Plan (or “the Plans”). The amendment allows the measurement of the weighted Non-GAAP Operating Profit component of the Plans for fiscal year 2008 to be calculated using either the original method or using an alternative method (provided that Non-GAAP Operating Profit for fiscal year 2008 is at least a certain identified amount), defaulting to the method that will result in a higher bonus payout. If the alternative method results in a higher payout, it is limited to a maximum aggregate annual payout of $1.2 million for the Non-GAAP Operating Profit component of the Plans.

Cost Associated with Exit or Disposal Activities

On May 1, 2008, the Company committed to a cost reduction plan intended to align its resources and cost structure with expected future revenues. The plan anticipates a re-allocation of employee resources between functional groups. The plan includes an immediate reduction in positions equal to approximately ten percent of the Company’s worldwide workforce. We notified employees on May 1, 2008.

As a result of the cost-cutting measures, the Company estimates that it will record pre-tax operating charges in the third quarter of fiscal year 2008 of approximately $0.4 million for severance costs.

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

Dated: May 6, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation of Chordiant Software, Inc. (filed as Exhibit 3.1 to Chordiant’s Registration Statement on Form S-1 (No. 333-92187) filed on December 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Chordiant Software, Inc. (filed as exhibit 3.2 to Chordiant’s Form 8-K dated February 1, 2006 and incorporated herein by reference)

31.1	Certification required by Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule15d-14(a).

32.1#	Certification required by Rule 13a-14(a) or Rule15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.