Form 10-Q
period 2008-06-30
CHORDIANT SOFTWARE INC
filed 2008-07-31
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☒
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of July 25, 2008, there were 30,063,369 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2008	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$64,332	$77,987
Marketable securities	—	12,159
Accounts receivable, net	21,346	27,381
Prepaid expenses and other current assets	6,787	5,352
Total current assets	92,465	122,879
Property and equipment, net	3,341	3,638
Goodwill	32,044	32,044
Intangible assets, net	1,817	2,725
Other assets	2,304	3,529
Total assets	$131,971	$164,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,848	$8,080
Accrued expenses	11,383	13,804
Deferred revenue, including related party balance of nil and $116 at June 30, 2008 and September 30, 2007, respectively	36,850	44,548
Total current liabilities	56,081	66,432
Deferred revenue—long-term	14,998	23,434
Restructuring costs, net of current portion	630	942
Other long-term liabilities	862	646
Total liabilities	72,571	91,454

Commitments and contingencies (Notes 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized; none issued and outstanding at June 30, 2008 and September 30, 2007	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,046 and 33,221 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	30	33
Additional paid-in capital	281,217	295,650
Accumulated deficit	(227,110)	(226,915)
Accumulated other comprehensive income	5,263	4,593
Total stockholders’ equity	59,400	73,361
Total liabilities and stockholders’ equity	$131,971	$164,815

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	$10,960	$14,094	$24,574	$40,137
Service, including related party items aggregating nil and $64 for the three months ended June 30, 2008 and 2007, respectively and $116 and $268 for the nine months ended June 30, 2008 and 2007, respectively	19,756	22,667	59,992	52,328
Total revenues	30,716	36,761	84,566	92,465
Cost of revenues:
License	304	419	920	1,456
Service, including related party items aggregating nil and $177 for the nine months ended June 30, 2008 and 2007, respectively	8,711	9,264	25,722	22,353
Amortization of intangible assets	303	303	908	908
Total cost of revenues	9,318	9,986	27,550	24,717
Gross profit	21,398	26,775	57,016	67,748
Operating expenses:
Sales and marketing	9,595	9,065	25,898	24,643
Research and development	6,704	7,328	19,811	20,919
General and administrative	4,665	4,584	13,687	15,490
Restructuring expense	—	—	—	6,727
Total operating expenses	20,964	20,977	59,396	67,779
Income (loss) from operations	434	5,798	(2,380)	(31)
Interest income, net	385	682	1,833	1,478
Other income, net	86	213	571	377
Income before income taxes	905	6,693	24	1,824
Provision for income taxes	146	240	219	1,146
Net income (loss)	$759	$6,453	$(195)	$678

Net income (loss) per share:
Basic	$0.03	$0.20	$(0.01)	$0.02
Diluted	$0.02	$0.19	$(0.01)	$0.02

Weighted average shares used in computing net income (loss) per share:
Basic	30,262	32,743	32,217	32,208
Diluted	30,474	34,384	32,217	33,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(195)	$678
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,329	1,065
Amortization of intangibles and capitalized software	1,726	1,584
Non-cash stock-based compensation expense	3,516	2,234
Provision for doubtful accounts and sales returns	210	234
Loss on disposal of assets	—	666
Realized gain on sale of marketable securities	(8)	—
Accretion of discounts on marketable securities	(56)	(51)
Other non-cash charges	—	445
Changes in assets and liabilities:
Accounts receivable	6,076	(13,960)
Prepaid expenses and other current assets	(1,287)	(930)
Other assets	265	1,771
Accounts payable	(290)	(3,625)
Accrued expenses, other long-term liabilities and restructuring	(2,614)	246
Deferred revenue	(16,634)	45,999
Net cash provided by (used for) operating activities	(7,962)	36,356
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(1,004)	(1,751)
Capitalized product development costs	(392)	(202)
Proceeds from release of restricted cash	46	—
Purchases of marketable securities and short-term investments	(5,099)	(11,536)
Proceeds from maturities of marketable securities and short-term investments	17,322	217
Net cash provided by (used for) investing activities	10,873	(13,272)
Cash flows from financing activities:
Proceeds from exercise of stock options	630	3,798
Payment on capital leases	—	(96)
Excess tax benefits from stock-based compensation	17	—
Repurchase of common stock	(18,599)	—
Net cash provided by (used for) financing activities	(17,952)	3,702
Effect of exchange rate changes	1,386	1,395
Net increase (decrease) in cash and cash equivalents	(13,655)	28,181
Cash and cash equivalents at beginning of period	77,987	45,278
Cash and cash equivalents at end of period	$64,332	$73,459

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, or 2007 Form 10-K, filed with the SEC.

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

Use of estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Software license revenue is recognized in accordance with the American Institute of Certified Public Accountant’s or AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” or collectively “SOP 97-2”.

For arrangements with multiple elements, the Company recognizes revenue for services and PCS based upon the fair value VSOE of the respective elements. The fair value VSOE of the services element is based upon the standard hourly rates charged for the services when such services are sold separately. The fair value VSOE for annual PCS is generally established with the contractual future renewal rates included in the contracts, when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and fair value VSOE exists for all undelivered elements, the Company accounts for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, revenue is recognized upon the establishment of VSOE for that element or when the element is delivered.

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

Restricted Cash

At June 30, 2008 and September 30, 2007, restricted cash included interest-bearing certificates of deposit. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Prepaid Expenses and Other Current Assets and in Other Assets in the Condensed Consolidated Balance Sheets. See Note 3 for restricted cash balances at each balance sheet date.

Marketable securities

The Company’s marketable securities have been classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholder’s equity, net of any tax effect. Realized gains and losses and declines in value determined by management to be other than temporary on these investments are included in interest income and expense when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. As of June 30, 2008 and September 30, 2007, there was zero and $12.2 million marketable securities held by the Company, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, and certificates-of-deposit. As of the date of the filing of this Form 10-Q, the Company held no marketable securities.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Citicorp Credit Services, Inc.	20%	44%	22%	21%
Wellpoint, Inc.	*	*	10%	*
International Business Machines (“IBM”)	*	*	*	20%
Turkiye Is Bankasi, A.S.	*	10%	*	*
Vodafone Group Services Limited	18%	*	10%	*

*         Represents less than 10% of total revenues.

As previously announced, the Company agreed to license certain of its software to IBM’s customers.

At June 30, 2008, Citicorp Credit Services, Inc., IBM and Vodafone Group Services Limited accounted for 30%, 16% and 14%, of our accounts receivable, respectively. At September 30, 2007, Wellpoint, Inc., IBM and Citicorp Credit Services, Inc. accounted for approximately 28%, 17% and 15% of our accounts receivable, respectively.

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

During fiscal year 2008, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.4 million associated with these products have been capitalized and included in Other Assets as of June 30, 2008. As porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three and nine months ended June 30, 2008, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 million for both periods. As of June 30, 2008, the unamortized expense was $0.3 million.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product have been capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three and nine months ended June 30, 2008, amortization expense, included in cost of revenue for licenses related to this product was less than $0.1 million and $0.1 million, respectively. As of June 30, 2008, the unamortized expense was $0.4 million.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product have been capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three and nine months ended June 30, 2008 and 2007, amortization expense, included in cost of revenue for licenses related to this product was $0.2 million and $0.7 million, respectively. As of June 30, 2008, the unamortized expense was $0.1 million.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard, or SFAS,  No. 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with SFAS No. 123 (revised 2004), “Shared-Based Payment,” or SFAS 123(R), unvested performance based restricted stock units are not included in the computation of earnings per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the nine months ended June 30, 2008.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income (loss) available to common stockholders	$759	$6,453	$(195)	$678
Denominator:
Weighted average common stock outstanding	30,333	32,787	32,288	32,464
Common stock subject to repurchase	(71)	(44)	(71)	(256)
Denominator for basic calculation	30,262	32,743	32,217	32,208

Effect of dilutive potential common shares	141	1,641	— *	1,223
Effect of dilutive common stock subject to repurchase	71	—	— *	—
Denominator for diluted calculation	30,474	34,384	32,217	33,431
Net income (loss) per share – basic	$0.03	$0.20	$(0.01)	$0.02
Net income (loss) per share – diluted	$0.02	$0.19	$(0.01)	$0.02

(*) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the date indicated (in thousands)

June 30, 2008
Employee stock options	3,943
Restricted stock awards (or RSAs)	71
4,014

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB statement No. 60”. SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2008, the FASB finalized FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets.” The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effects of implementing this new standard.

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

In February 2008, the FASB issued FSP No. FAS 157-1 and FSP No. FAS 157-2. FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has evaluated the new FSPs and has determined that they will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the SEC issued Staff Accounting Bulletin, or SAB No. 110, “Share-Based Payment”. SAB 110 allows for the continued use of the “simplified method” allowed under SAB 107 in developing an estimate of expected term “plain vanilla” share options in accordance with SFAS 123(R). The guidance is applicable after December 31, 2007. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations”, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our prior financial results.

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

In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB 109 provides guidance on written loan commitments that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance is applicable for fiscal years beginning after December 15, 2007. The Company has evaluated the new standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

NOTE 3—BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2008	September 30, 2007
Accounts receivable, net:
Accounts receivable	$21,592	$27,546
Less: allowance for doubtful accounts	(246)	(165)
	$21,346	$27,381

Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	June 30, 2008	September 30, 2007
Prepaid expense and other current assets:
Prepaid commissions and royalties	$3,191	$3,104
Restricted cash	44	46
Other prepaid expenses and current assets	3,552	2,202
	$6,787	$5,352

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2008	September 30, 2007
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,747	$4,167
Purchased internal-use software (useful lives of 3 years)	3,085	2,685
Furniture and equipment (useful lives of 3 to 7 years)	759	739
Leasehold improvements (shorter of 7 years or the term of the lease)	2,869	2,883
	11,460	10,474
Accumulated depreciation and amortization	(8,119)	(6,836)
	$3,341	$3,638

Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

	June 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(5,541)	$1,363	$6,904	$(4,869)	$2,035
Customer list and trade-names	2,731	(2,277)	454	2,731	(2,041)	690
	$9,635	$(7,818)	$1,817	$9,635	$(6,910)	$2,725

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows: Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.9 million for each of the three and nine month periods ended June 30, 2008 and 2007, respectively. The Company expects amortization expense on acquired intangible assets to be $0.3 million for the remainder of fiscal year 2008, $1.2 million in fiscal year 2009, and $0.3 million in fiscal year 2010.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2008	September 30, 2007
Other assets:
Long-term accounts receivable	$—	$984
Long-term restricted cash	230	265
Other assets	2,074	2,280
	$2,304	$3,529

The long-term accounts receivable balance at September 30, 2007 represented a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of June 30, 2008, this receivable has been recorded as a current accounts receivable.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2008	September 30, 2007
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$6,355	$6,781
Accrued restructuring expenses, current portion (Note 5)	553	3,044
Accrued third party consulting fees	1,299	1,264
Accrued income, sales and other taxes	2,094	1,143
Other accrued liabilities	1,082	1,572
	$11,383	$13,804

Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2008	September 30, 2007
Deferred revenue:
License	$16,214	$27,409
Support and maintenance	33,334	39,292
Other	2,300	1,281
	51,848	67,982
Less: current portion	(36,850)	(44,548)
Long-term deferred revenue	$14,998	$23,434

NOTE 4—MARKETABLE SECURITIES

The Company held the following marketable securities (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
Commercial paper	$3,008	$—	$(1)	$3,007
Corporate bonds	9,153	3	(4)	9,152
Total	$12,161	$3	$(5)	$12,159

The Company held no marketable securities as of June 30, 2008. As of September 30, 2007, all marketable securities had maturity dates less than one year. For the three months ended June 30, 2008, less than $0.1 million of losses were realized on the sale of marketable securities. For the nine months ended June 30, 2008, less than $0.1 million of gains were realized on the sale of marketable securities. For the three and nine months ended June 30, 2007, no gains or losses were realized on the sale of marketable securities.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5—RESTRUCTURING

Restructuring Costs

Through June 30, 2008, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to reductions in our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146 or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” or previous guidance under Emerging Issues Task Force 94-3 or EITF 94-3.

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

As of June 30, 2008, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total

Severance and termination	$135	$—	$135
Excess facilities	418	630	1,048
Total	$553	$630	$1,183

As of June 30, 2008 and September 30, 2007, $0.6 million and $3.0 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2008.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2008 (remaining three months)	$107
2009	412
2010	404
2011	125
Total	$1,048

Included in the future minimum lease payments schedule above is an offset of $0.7 million of contractually committed sublease rental income.

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

The following table summarizes the activity related to the 2007 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2007	$2,526
Charge/adjustment	(36)
Non-cash	(62)
Cash paid	(2,428)
Reserve balance as of June 30, 2008	$—

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

During the quarter ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France.

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2007	$100
Charge/adjustment	38
Non-cash	(3)
Cash paid	—
Reserve balance as of June 30, 2008	$135

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2007	$1,360
Non-cash	—
Cash paid	(312)
Reserve balance as of June 30, 2008	$1,048

NOTE 6—COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$759	$6,453	$(195)	$678

Other comprehensive income :
Foreign currency translation gain (loss)	(44)	(109)	668	422
Net change in unrealized gain (loss) from investments	5	(2)	2	(2)
Comprehensive income	$720	$6,342	$475	$1,098

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation (“Infogain”). Samuel T. Spadafora, one of our former directors and executive officers, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006. Pursuant to the service provider agreement, the following are transactions between Infogain and Chordiant while Mr. Spadafora was an employee of the Company for the respective period (in thousands):

Revenue		Cost of Revenues		Payments
For the three months ended June 30, 2007	For nine months ended June 30, 2007	For the three months ended June 30, 2007	For the nine months ended June 30, 2007	For the three months ended June 30, 2007	For the nine months ended June 30, 2007
$—	$81	$—	$177	$—	$117

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Charles E. Hoffman, a director of the Company, is the former President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Pursuant to software license and services agreements, the following are transactions for Covad (in thousands):

Revenue				Accounts Receivable		Deferred Revenue
For the three months ended June 30, 2008	For the nine months ended June 30, 2008	For the three months ended June 30, 2007	For the nine months ended June 30, 2007	At June 30, 2008	At September 30, 2007	At June 30, 2008	At September 30, 2007
$—	$116	$64	$187	$—	$—	$—	$116

NOTE 8—BORROWINGS

Revolving line of credit

The Company’s revolving line of credit with Comerica Bank expires on June 7, 2010. The terms of the agreement include a $5.0 million line of credit, available on a non-formula basis, and requires the Company to maintain (i) at least a $5.0 million cash balance in Comerica Bank accounts, (ii) a minimum quick ratio of 2 to 1, (iii) a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of June 30, 2008, the Company had utilized $0.2 million of the standby commercial letters of credit limit which serves as collateral for computer equipment leases for Ness (see Note 9). The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of June 30, 2008, the Company had not entered into any foreign exchange forward contracts. Pursuant to the amendment in March 2006, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of June 30, 2008, there were no outstanding balances on the revolving line of credit.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of June 30, 2008 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2008 (remaining three months)	$802	$(69)	$733
2009	3,250	(283)	2,967
2010	3,290	(293)	2,997
2011	2,721	(86)	2,635
2012	1,881	—	1,881
Thereafter	1,921	—	1,921
Total minimum payments	$13,865	$(731)	$13,134

Operating lease obligations in the table above include approximately $1.8 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of June 30, 2008, the Company has $0.7 million in sublease income contractually committed for future periods relating to this facility. See Note 5 for further discussion.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table above includes our lease commitment for our Cupertino headquarters.

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

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 30, 2008, the Company estimated that gross expected cash flows of approximately $0.4 million will be required to fulfill these obligations.

Asset retirement obligation payments as of June 30, 2008 are included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets and are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2008 (remaining three months)	$—
2009	—
2010	—
2011	159
2012	206
Total	$365

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at June 30, 2008. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’s obligation to reimburse Ness is approximately equal to the amount of the guarantee.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuit described in Note 10. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of these services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of June 30, 2008.

The Company warrants that software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of June 30, 2008.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement will not be finally approved. Plaintiffs filed amended complaints in six “focus cases” on or about August 14, 2007. The Company is not a focus case. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them on or about November 9, 2007 and an opposition to plaintiffs' motion for class certification on December 21, 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases. The focus case defendants have until August 31, 2008 to answer the amended complaints. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

Derivative Class Action

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. Instead of opposing the motion to dismiss on November 14, 2007, the plaintiffs filed an Amended Complaint adding new allegations against five more current and former officer and directors. The substantive allegations in the Amended Complaint are similar to those in the previous complaint. On May 29, 2008, the parties signed a Memorandum of Understanding regarding the compromise and settlement of the action. On June 30, 2008, the parties signed a Stipulation of Compromise and Settlement (“the Settlement”).  The Settlement is subject to court approval. On July 2, 2008, plaintiffs filed the Settlement and a motion for preliminary approval with the Court. On July 7, 2008, the Court preliminarily approved the Settlement and set a final approval hearing for October 20, 2008. The Company’s cash contribution toward the Settlement is not material to the financial statements

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Patent Claim

In September 2006, the Company received a letter from Acacia Technologies Group, a patent holding company, suggesting that the Company may be infringing on two patents, designated by United States Patent Numbers 5,537,590 and 5,701,400, which are held by one of their patent licensing and enforcement subsidiaries. The Company is currently reviewing the validity of these patents and whether the Company’s products may infringe upon them. The Company has not formed a view of whether the Company may have liability for infringement of these patents. Any related claims, whether or not they have merit, could be costly and time-consuming to defend, divert management’s attention or cause product delays. If any of the Company’s products were found to infringe such patents, the patent holder could seek an injunction to enjoin use of the infringing product and we could be found liable for monetary damages. If the Company was required to settle such a claim, it could have a material impact on our business, results of operations, financial condition or cash flows.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of our officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 BZ (N.D. Cal.). The complaint alleges that the Company’s Marketing Director software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights which had been owned by Netbula LLC and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement includes (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, (e) unauthorized distribution of PowerRPC for server based products. Plaintiff also claims that the license Netbula granted to Chordiant Software, Int’l Ltd. should not be construed to authorize uses by its parent company, Chordiant Software, Inc. The plaintiff seeks monetary damages, disgorgement of profits, and injunctive relief according to proof. On February 5, 2008, the Company and its officers and employees have filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. On July 23, 2008 the Court issued an order that (1) denied Plaintiff's motion to disqualify counsel; (2) granted Oliver Wilson's motion to dismiss for lack of personal jurisdiction, with prejudice, and (3) granted the Company's motion to dismiss, ruling that Plaintiff's company, Netbula LLC, is the real party in interest and must appear through counsel. The Court ruled that Netbula LLC may file an amended complaint within 45 days, and that Plaintiff may also join as an individual Plaintiff at that time.

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

The net income tax liabilities recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment to retained earnings related to the adoption of FIN 48.  At the adoption date of October 1, 2007, the Company had $0.8 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.2 million of which would affect our effective tax rate if recognized. From October 1, 2007 through June 30, 2008, unrecognized tax benefits increased by less than $0.1 million due to additional accrued interest and penalties. As of June 30, 2008, we had gross unrecognized tax benefits of $0.9 million.

The Company recognized accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of June 30, 2008.

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

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits prior to 2007 and the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, the Company believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At June 30, 2008, the Company had approximately $127.3 million and $18.4 million of net operating loss carryforwards for federal and state purposes, respectively, and net operating loss carryforwards of approximately $34.5 million in the United Kingdom. As a result of an IRC Section 382 study completed during fiscal 2008, it was determined that $19.6 million of net operating loss carryforwards resulting from the acquisition of Prime Response will expire unutilized. The $127.3 million in total federal net operating loss carryforwards is presented net of these Section 382 limitations.  Upon being realized, the remaining $13.8 million of the Prime Response federal net operating loss carryforwards would reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $3.5 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, would be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. The net operating loss carryforwards are available to offset future federal and state taxable income and expire in years from 2008 through 2026. At June 30, 2008, there are approximately $3.4 million of federal research and development credits and alternative minimum tax credits that expire in years 2011 through 2027. At June 30, 2008, there were also California state credits of approximately $3.4 million that do not expire.

NOTE 12—EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of June 30, 2008, there were approximately 2.6 million shares available for future grant and approximately 3.4 million options that were outstanding under the 2005 Equity Incentive Plan or 2005 Plan.

In the quarter ended December 31, 2007, the Company granted 0.2 million performance-based Restricted Stock Units or RSUs to selected executives of the Company pursuant to the 2005 Plan. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria.

2000 Nonstatutory Equity Incentive Plan

As of June 30, 2008, there were approximately 0.4 million options outstanding under the 2000 Nonstatutory Equity Incentive Plan.

1999 Non-Employee Directors’ Option Plan

As of June 30, 2008, there were approximately 0.2 million shares of common stock available for future grant and 0.2 million options that were outstanding under the 1999 Non-Employee Directors’ Option Plan or Directors’ Plan.

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The RSAs cliff vest at the earlier of the date of the first anniversary of the most recent Annual Meeting or on the date of the next Annual meeting.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

The following table summarizes stock option, RSA, and RSU activity under our stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 6/30/2008 of $5.00
Balance at September 30, 2007	3,058	3,178	$7.96
Authorized	700	—	—
Options granted	(1,112)	1,112	9.04
Restricted stock awards granted	(71)	—	—
Restricted stock units granted *	(73)
Options exercised	—	(105)	5.99
Cancellation of unvested restricted stock	—	—	—
Options and awards cancelled/forfeited	242	(242)	9.59
Authorized reduction in shares from existing plans	(11)	—	—
Balance at June 30, 2008	2,733	3,943	$8.22	7.5	$629
Vested and expected to vest at June 30, 2008		3,110	$8.08	7.2	$620
Exercisable at June 30, 2008		1,976	$7.68	6.2	$606
*  The number of RSUs granted is an estimate based upon management’s assessment of the likelihood of achieving the two year performance criteria.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/30/2008 of $5.00	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/30/08 of $5.00
$0.35 – 4.90	458	5.50	$3.63	$629	380	$3.40	$606
4.95 – 7.25	439	5.42	6.15	—	317	6.27	—
7.30 – 7.88	302	7.20	7.50	—	176	7.51	—
7.98 – 8.15	437	7.43	7.98	—	261	7.98	—
8.25 – 8.25	772	8.46	8.25	—	292	8.25	—
8.28 – 9.13	197	7.67	8.51	—	98	8.55	—
9.25 – 9.25	779	9.35	9.25	—	121	9.25	—
9.26 – 12.62	287	6.64	10.48	—	222	10.74	—
13.04 – 45.00	272	7.54	14.78	—	109	15.99	—
$0.35 – 45.00	3,943	7.50	$8.22	$629	1,976	$7.68	$606

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $5.00 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine months ended June 30, 2008 was less than $0.1 million and $0.7 million, respectively, and $0.9 million and $5.2 million for the three and nine months ended June 30, 2007, respectively. As of June 30, 2008, total unrecognized compensation costs related to non-vested stock options was $5.7 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.6 years. As of June 30, 2007, total unrecognized compensation costs related to non-vested stock options was $5.5 million, which was expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The Company had 0.1 million unvested RSAs as of June 30, 2008, which were excluded from the preceding table. The total fair value of the unvested RSAs at grant date was $0.6 million. The aggregate intrinsic value of the unvested RSAs at June 30, 2008 was $0.4 million. During the three and nine months ended June 30, 2008, zero shares vested related to the RSAs. The weighted average fair value at grant date of the unvested RSAs was $8.44 per share as of June 30, 2008. As of June 30, 2008, total unrecognized compensation costs related to unvested RSAs was $0.4 million which is expected to be recognized as expense over a weighted average period of approximately 0.6 year.

The Company had zero unvested RSAs as of June 30, 2007. Approximately 0.1 million and 0.3 million shares of restricted stock vested during the three and nine months ended June 30, 2007, respectively. There were no shares of restricted stock awarded during the three and nine months ended June 30, 2007.

As of June 30, 2008, the total fair value and number of vested RSUs was zero. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has estimated that less than 0.1 million out of a maximum of 0.2 million of unvested RSUs with an average fair value of $15.38 per unit will be awarded at the end of the measurement period. During the nine months ended June 30, 2008, $0.4 million of stock compensation expense related to the performance-based RSUs has been recognized. The total unrecognized compensation costs related to unvested RSUs was $0.7 million which is expected to be recognized as expense over a weighted average period of approximately 15 months. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $2.9 million which would be expected to be recognized as expense over a weighted average period of approximately 15 months.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, RSAs, RSUs and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSA and RSUs for the three and nine months ended June 30, 2008 and 2007, respectively, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Stock-based compensation expense:
Cost of revenues, service	$148	$63	$411	$224
Sales and marketing	240	(1)	711	565
Research and development	183	134	527	396
General and administrative	787	169	1,867	1,049
Total stock-based compensation expense	$1,358	$365	$3,516	$2,234

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $2.16 and $5.96 per share, respectively, and for the nine months ended June 30, 2008 and 2007 was $4.12 and $4.29, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Expected lives in years	3.4	3.3	3.5	3.5
Risk free interest rates	2.6%	4.7%	3.2%	4.7%
Volatility	55%	59%	59%	63%
Dividend yield	0%	0%	0%	0%

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and nine months ended June 30, 2008 and 2007 was based on our historical forfeiture experience.

On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. As part of the reduction in workforce, an executive left the Company which resulted in the modification of his stock options as the right to exercise the stock options was extended by the Board of Directors. The net charge to stock compensation expense for the modification was less than $0.1 million.

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

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
License Revenue:
Enterprise solutions	$5,550	$10,442	$15,635	$26,607
Marketing solutions	2,991	2,119	4,284	4,375
Decision management solutions	2,419	1,533	4,655	9,155
Total	$10,960	$14,094	$24,574	$40,137

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, PCS and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service Revenue:
Enterprise solutions	$13,446	$16,109	$42,095	$38,455
Marketing solutions	3,199	3,953	9,387	9,462
Decision management solutions	3,111	2,605	8,510	4,411
Total	$19,756	$22,667	$59,992	$52,328

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

North America	$15,073	$23,101	$45,335	$45,796
Europe	15,643	13,660	39,231	46,669
Total	$30,716	$36,761	$84,566	$92,465

Included in foreign revenue results for Europe is revenue from the United Kingdom of $6.2 million and $18.2 million for the three and nine months ended June 30, 2008 and $6.3 and $22.1 million for the three and nine months ended June 30, 2007, respectively.

Net property and equipment information is based on the physical location of the assets. The following is a summary of net property and equipment by geographic area (in thousands):

	June 30, 2008	September 30, 2007

North America	$2,259	$2,346
Europe	1,082	1,292
Total	$3,341	$3,638

NOTE 14—STOCK REPURCHASE

On February 28, 2008, the Company’s Board of Directors authorized a program to repurchase up to $25 million of the Company’s common stock over a one year period, or 2008 Repurchase Plan, which started on March 4, 2008. In conjunction with the 2008 Repurchase Plan, the Company entered into a written trading plan with a broker under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to effect the repurchases. On April 30, 2008, the Company terminated the 2008 Repurchase Plan after repurchasing a total of 3.4 million shares of common stock for $18.6 million at an average price of $5.55 per share. Repurchased shares were immediately retired and will resume the status of authorized but unissued shares.

NOTE 15—SUBSEQUENT EVENT

Shareholder Rights Plan

On July 7, 2008, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend is effective as of July 21, 2008 (the “Record Date”) with respect to the stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $20.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of one hundred (100) Common Shares.

The Rights are exercisable only if a person or group acquires beneficial ownership of, or makes a tender for, 20 percent or more of our outstanding common stock.

If any person becomes the beneficial owner of 20 percent or more of our outstanding common stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right's then current exercise price shares of our common stock having a market value equal to twice the then current exercise price

Our Board of Directors will be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group acquiring 20 percent or more of our common stock. Otherwise, the Rights will expire on July 21, 2011.

In conjunction with the Right’s Plan 500,000 shares of Preferred Stock, $0.001 par value per share, have been designated as Series A Junior Participating Preferred Stock. Preferred Shares purchasable upon exercise of the Rights will not be redeemable.  Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of one dollar ($l.00) per share but will be entitled to an aggregate dividend of one hundred times (100x) the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of one hundred dollars ($100) per share but will be entitled to an aggregate payment of one hundred (100x) times the payment made per Common Share. Each Preferred Share will have one hundred (100) votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive one hundred times (100x) the amount received per Common Share.

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

For the three months ended June 30, 2008, total revenues decreased 16% and backlog increased 2% as compared to the same period of the prior year. For the three months ended June 30, 2008, backlog decreased $4.0 million or 4% compared to the balance at March 31, 2008. This decrease in backlog is primarily related to a reduction of deferred license revenue balances at the end of the quarter.

Software Industry Consolidation and Possible Increased Competition

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. In 2007 and 2008 IBM acquired Cognos, DataMirror and Watchfire Corporation; Oracle completed its acquisitions of Hyperion, Moniforce and BEA Systems; Sun Microsystems acquired MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. Our revenues have primarily been derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over multiple quarters, it will cause the associated backlog to be recognized as revenue over a similar period of time. As of June 30, 2008 and 2007, we had approximately $89.6 million and $87.6 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog at June 30, 2008 includes approximately $21.3 million relating to a large telecommunications customer commitment. For the period ended June 30, 2008 as compared to the previous period ended March 31, 2008, aggregate deferred revenue balances decreased $3.3 million due to decreases of $1.9 million in long-term deferred revenue and $1.4 million in short-term deferred revenue. Backlog is comprised of:

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

Implementation by Third Parties. Over time as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues, certain agreements with customers may transition from a contract accounting model (SOP 81-1) to a more traditional revenue model whereby revenues are recorded upon delivery (SOP 97-2).

Service Revenue. Service revenue as a percentage of total revenues were 64% and 62% for the three months ended June 30, 2008 and 2007, respectively, and 71% and 57% for the nine months ended June 30, 2008 and 2007, respectively. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenue will represent between 50% and 60% of our total revenues in the near future.

Revenues from International Customers versus North America Revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended June 30, 2008 and 2007, international revenues were $15.6 million and $13.7 million, or approximately 51% and 37% of our total revenues, respectively. For the nine months ended June 30, 2008 and 2007, international revenues were $39.2 million and $46.7 million, or approximately 46% and 50% of our total revenues, respectively. The decrease in international revenue for the nine months ended June 30, 2008 was primarily due to a decrease in license revenue. International revenues were favorably impacted for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, as both the British Pound and the Euro increased in average value by approximately 2% and 14%, respectively, as compared to the U.S. Dollar.

For the three months ended June 30, 2008 and 2007, North America revenues were $15.1 million and $23.1 million, or approximately 49% and 63% of our total revenues, respectively. For the nine months ended June 30, 2008 and 2007, North America revenues were $45.3 million and $45.8 million, or approximately 54% and 50% of total revenues, respectively. We believe international revenues will represent a larger portion of our total revenues as we expand into emerging markets.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 97% for both the three months ended June 30, 2008 and 2007, respectively, and 96% for both the nine months ended June 30, 2008 and 2007. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenue were 56% and 59% for the three months ended June 30, 2008 and 2007, respectively and 57% for both the nine months ended June 30, 2008 and 2007, respectively. We expect that gross margins on service revenue to range between 55% and 60% in the foreseeable future. The margin will fluctuate primarily due to the mix of consulting revenue versus support revenue.

Costs Related to Stock Option Investigation. For the nine months ended June 30, 2007, significant professional service costs are included in general and administrative expense associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 2007. This issue is more fully described in the Note 2 of the Consolidated Financial Statements in our 2006 Form 10-K. For the nine months ended June 30, 2007, these costs were $1.8 million. We have not incurred any additional costs since the quarter ended March 31, 2007 and do not expect to incur such costs in the future periods.

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

Reduction in Workforce. On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. The Company reduced its headcount across all functions of the organization. Chordiant plans to reallocate resources in support of growth opportunities in emerging markets as well as adding headcount in revenue generating areas such as sales and alliances. Chordiant incurred approximately $0.5 million in expenses in the third fiscal quarter in connection with this reduction of force. As these costs did not meet the criteria of SFAS 146 to qualify as restructuring expenses, the expenses were charged as operating expenses to the respective functional areas.

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

We initially recorded a pre-tax cash restructuring expense of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The expense was composed of costs for severance and exiting excess facilities. During the three months ended March 31, 2007, we incurred an additional charge of $0.1 million for employee severance costs associated with the closure of our France office. Also during the three months ended June 30, 2007, we negotiated an early termination of the France office lease associated with its closure, resulting in a $0.2 million reduction in the excess facility liability. This reduction was recorded as an offset to restructuring expense in the period. In quarter ended December 31, 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which released us from any future rent liabilities subsequent to January 2008. All termination payments have now been made.

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

Revenue Recognition. We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, PCS, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

Software license revenue is recognized in accordance with the AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements”, or collectively SOP 97-2.

For arrangements with multiple elements, we recognize revenue for services and PCS based upon the fair value VSOE of the respective elements. The fair value VSOE of the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. The fair value VSOE for annual PCS is generally established with the contractual future renewal rates included in the contracts, when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and fair value VSOE exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by SOP 97-2. In multiple element transactions where VSOE is not established for an undelivered element, we recognize revenue upon the establishment of VSOE for that element or when the element is delivered.

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

We recognize revenue for PCS ratably over the support period which ranges from one to five years.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $21.6 million with an allowance for doubtful accounts of $0.2 million as of June 30, 2008. Our gross accounts receivable balance was $28.5 million (including long-term accounts receivable of $1.0 million) with an allowance for doubtful accounts of $0.2 million as of September 30, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. To date, bad debts have not been material and have been within management’s expectations.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the June 30, 2008 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 5% or 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model.

As stock-based compensation expense attributable to performance restricted stock units, or RSUs, is based on management’s assessment of the likelihood of achieving certain criteria, the amount of expense that is recorded in a period is dependent on the accuracy of management’s estimates. It is estimated that a 5% change in management’s achievement estimates would result in a corresponding 44% change in the stock compensation expense recorded for the period. The RSUs granted vest at the end of fiscal year 2009 if certain specified performance criteria are achieved. It is expected that estimates will become more accurate leading up to September 30, 2009.

Accounting for Income Taxes. As part of the process of preparing our Condensed Consolidated Financial Statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Condensed Consolidated Statement of Operations.

We have recorded a valuation allowance equal to 100% of the deferred tax assets as of June 30, 2008, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating loss carryforwards, research and development credits and temporary differences relating to deferred revenue. Deferred tax assets have been fully reserved for in all periods presented.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. To date, we have not identified any triggering events noted above. While the recent decline in our stock price and negative economic trends have lowered our market capitalization at June 30, 2008, our market capitalization is still at the levels significantly higher than our book value.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly larger or smaller than those reported in previous periods. At June 30, 2008, approximately $48.3 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008		2007		2008		2007

Statements of Operations Data:
Revenues:
License	$10,960	36%	$14,094	38%	$24,574	29%	$40,137	43%
Service	19,756	64	22,667	62	59,992	71	52,328	57
Total revenues	30,716	100	36,761	100	84,566	100	92,465	100
Cost of revenues:
License	304	1	419	1	920	1	1,456	2
Service	8,711	28	9,264	25	25,722	31	22,353	24
Amortization of intangible assets	303	1	303	1	908	1	908	1
Total cost of revenues	9,318	30	9,986	27	27,550	33	24,717	27
Gross profit	21,398	70	26,775	73	57,016	67	67,748	73
Operating expenses:
Sales and marketing	9,595	31	9,065	25	25,898	31	24,643	26
Research and development	6,704	22	7,328	20	19,811	23	20,919	23
General and administrative	4,665	15	4,584	12	13,687	16	15,490	17
Restructuring expense	—	—	—	—	—	—	6,727	7
Total operating expenses	20,964	68	20,977	57	59,396	70	67,779	73
Income (loss) from operations	434	2	5,798	16	(2,380)	(3)	(31)	—
Interest income, net	385	1	682	2	1,833	2	1,478	2
Other income, net	86	—	213	1	571	1	377	—
Income before income taxes	905	3	6,693	19	24	—	1,824	2
Provision for income taxes	146	1	240	1	219	—	1,146	1
Net income (loss)	$759	2%	$6,453	18%	$(195)	—%	$678	1%

Comparison of the Three and Nine Months Ended June 30, 2008 and 2007 (Unaudited)

Revenues

Total revenues decreased $6.0 million, or 16%, to $30.7 million for the three months ended June 30, 2008 compared to $36.8 million for the three months ended June 30, 2007. This decrease was primarily due to a $3.1 million or 22% decrease in license revenue and a $2.9 million decrease or 13% in service revenue. Total revenues decreased $7.9 million, or 9%, to $84.6 million for the nine months ended June 30, 2008 compared to $92.5 million for the nine months ended June 30, 2007. This decrease was primarily due to a $15.6 million or 39% decrease in license revenue offset by an increase of $7.6 million or 15% in service revenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is recognized under percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
License Revenue:
Enterprise solutions	$5,550	$10,442	$(4,892)	(47)%	$15,635	$26,607	$(10,972)	(41)%
Marketing solutions	2,991	2,119	872	41	4,284	4,375	(91)	(2)
Decision management solutions	2,419	1,533	886	58	4,655	9,155	(4,500)	(49)
Total license revenue	$10,960	$14,094	$(3,134)	(22)%	$24,574	$40,137	$(15,563)	(39)%

Total license revenue decreased by $3.1 million or 22% and $15.6 million or 39% for the three and nine months ended June 30, 2008, respectively, as compared to the same comparable periods in the prior year. The decrease in license revenue is the result of fewer sales transactions and transactions of smaller magnitude being executed in the comparative periods. In the quarter ended June 30, 2007, we recognized service revenue that was deferred in the previous quarters. These revenues were deferred as they were related to an undelivered license element that was subsequently delivered in the June 2007 quarter.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Service Revenue:
Enterprise solutions	$13,446	$16,109	$(2,663)	(17)%	$42,095	$38,455	$3,640	9%
Marketing solutions	3,199	3,953	(754)	(19)	9,387	9,462	(75)	(1)
Decision management solutions	3,111	2,605	506	19	8,510	4,411	4,099	93
Total service revenue	$19,756	$22,667	$(2,911)	(13)%	$59,992	$52,328	$7,664	15%

Total service revenue decreased $2.9 million or 13% from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008. This change is primarily related to decreases of $3.1 million in consulting revenue and $0.1 million in reimbursement of out-of-pocket expense offset by an increase of $0.4 million in support and maintenance revenue.

Total service revenue increased $7.7 million or 15% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily related to increases of $5.5 million in support and maintenance revenue, $0.9 million in training revenue, $0.7 million of reimbursement of out-of-pocket expense and $0.6 million in consulting revenue.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with porting of existing products to new platforms. The following table sets forth our cost of license revenues for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Cost of license revenue	$304	$419	$(115)	(27)%	$920	$1,456	$(536)	(37)%
Percentage of total revenue	1%	1%			1%	2%

The cost of license revenue decreased by $0.1 million or 27% from the three months ended June 30, 2007 to the three months ended June 30, 2008. This change is primarily due to the reduction in royalty expense resulting from a 22% decrease in license revenue.

The cost of license revenue decreased $0.5 million or 37% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily due to the reduction in royalty expense resulting from a 39% decrease in license revenue.

Service

Cost of service revenue consists primarily of personnel costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS support services. The following table sets forth our cost of service revenue for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Cost of service revenue	$8,711	$9,264	$(553)	(6)%	$25,722	$22,353	$3,369	15%
Percentage of total revenue	28%	25%			31%	24%

Cost of service revenue decreased by $0.5 million or 6% from the three months ended June 30, 2007 to the three months ended June 30, 2008. This change is primarily due to decreases of $0.8 million in consultant costs and $0.2 million in travel expenses offset by an increase of $0.5 in employee costs. In the quarter ended June 30, 2007, service costs were inflated due to the recognition of deferred consulting costs associated with previous quarters. These costs were deferred as they were related to an undelivered license element that was subsequently delivered in the June 2007 quarter.

Cost of service revenue increased by $3.4 million or 15% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily due to increases of $2.8 million in consultant costs, $0.3 million in employee costs and $0.3 million in travel expenses. These cost increases are consistent with the 15% increase in service revenue.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Amortization of intangible assets	$303	$303	$—	—%	$908	$908	$—	—%
Percentage of total revenue	1%	1%			1%	1%

We expect amortization expense for intangible assets to be $0.3 million for the remaining quarter of fiscal year 2008, $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Sales and marketing expense	$9,595	$9,065	$530	6%	$25,898	$24,643	$1,255	5%
Percentage of total revenue	31%	25%			31%	26%

Sales and marketing expense increased by $0.5 million or 6% from the three months ended June 30, 2007 to the three months ended June 30, 2008. This change is primarily due to increases of $0.3 million in employee costs, $0.3 million in consultant costs, $0.1 million in recruiting expenses and $0.1 million in facility costs offset by a decrease in sales and marketing events of $0.3 million.

Sales and marketing expense increased by $1.2 million or 5% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily due to increases of $0.3 million in recruiting expenses, $1.1 million in consultant costs and $0.1 million in facility costs offset by a decrease of $0.2 million in employee costs driven mainly by a decrease in commission expense.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Research and development expense	$6,704	$7,328	$(624)	(9)%	$19,811	$20,919	$(1,108)	(5)%
Percentage of total revenue	22%	20%			23%	23%

Research and development expense decreased by $0.6 million or 9% from the three months ended June 30, 2007 to the three months ended June 30, 2008. This change is primarily due to decreases of $0.4 million in employee costs, $0.1 million in consultant costs, and $0.1 million in travel and entertainment expenses. Employee costs decreased primarily due to decreases in employee bonuses paid.

Research and development expense decreased by $1.1 million or 5% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily due to decreases of $0.8 million in employee costs, $0.1 million in facility costs, and $0.3 million in travel and entertainment expenses. Employee costs decreased primarily due to decreases in employee bonuses paid.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three and nine months ended June 30, 2007 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
General and administrative expense	$4,665	$4,584	$81	2%	$13,687	$15,490	$(1,803)	(12)%
Percentage of total revenue	15%	12%			16%	17%

General and administrative expense increased by $0.1 million or 2% from the three months ended June 30, 2007 to the three months ended June 30, 2008. This change is primarily due to an increase of $0.4 million in employee costs related to stock compensation expense and $0.1 in professional services offset by decreases of $0.1 million in consultant costs, $0.1 million in facility costs, and $0.1 in miscellaneous expenses. The stock compensation expense increase relates primarily to RSAs, RSUs and a credit from stock modification of 409A cures which occurred in the same period of the prior year.

General and administrative expense decreased by $1.8 million or 12% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily due to decreases of $0.2 million in employee costs, $0.2 million in consultant costs, $0.3 million in facility costs and $1.2 million in professional services associated with the stock option investigation in prior year, offset by an increase of $0.1 million in recruiting expenses. Employee costs decreased primarily due to decreases in employee bonuses paid.

Restructuring Expense

In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe.

At December 31, 2006, we recorded a pre-tax cash restructuring charge of $6.5 million as calculated using the net present value of the related costs as required by SFAS 146. The charge was composed of $1.7 million for severance costs and $4.8 million for exiting excess facilities. During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. Also during March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. In quarter ended December 31, 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which released us from any future rent liabilities subsequent to January 2008. All termination payments have now been made.

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

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Cost of revenues – service	$148	$63	$411	$224
Operating expenses:
Sales and marketing	240	(1)	711	565
Research and development	183	134	527	396
General and administrative	787	169	1,867	1,049
Total operating expense	1,210	302	3,105	2,010
Total stock-based compensation expense	$1,358	$365	$3,516	$2,234

For the three months ended June 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.4 million that is primarily related to $1.0 million associated with employee stock options, $0.2 million associated with RSAs and $0.2 million for RSUs. For the three months ended June 30, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $0.4 million that is primarily related to $0.5 million associated with employee stock options offset by forfeiture of $0.1 million associated for RSAs.

For the nine months ended June 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.5 million that is primarily related to $2.9 million associated with employee stock options, $0.2 million associated with RSAs and $0.4 million for RSUs. For the nine months ended June 30, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.2 million that is primarily related to $2.0 million associated with employee stock options and $0.2 million associated with RSAs.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents, and marketable securities offset by interest expense incurred in connection with capital equipment leases and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Interest income, net	$385	$682	$(297)	(44)%	$1,833	$1,478	$355	24%
Percentage of total revenue	1%	2%			2%	2%

Interest income, net decreased by 44% from three months ended June 30, 2007 to the three months ended June 30, 2008. This change is primarily due to decreased cash balances in the current quarter compared to the same period in the prior year. In addition, the Company held marketable securities which earned a higher return of interest income in the prior year.

Interest income, net increased by 24% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008. This change is primarily due to the Company’s average cash balance was higher in 2008 versus 2007 for the comparative periods.

Other Income, Net

Other income is primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign currency denominated subsidiaries. The following table sets forth our other income (expense), net for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Other income, net	$86	$213	$(127)	(60)%	$571	$377	$194	51%
Percentage of total revenue	—%	1%			1%	—%

Other income, net decreased by 60% from three months ended June 30, 2007 to the three months ended June 30, 2008 and increased by 51% for the nine months ended June 30, 207 to the nine months ended June 30, 2008. This decrease and increase is primarily due to transaction gains and losses associated with our foreign intercompany balances.

Provision for Income Taxes

These provisions are primarily attributable to taxes on earnings from our foreign subsidiaries, certain foreign withholding taxes, and the alternate minimum tax for federal taxes. The following table sets forth our provision for income taxes for the three and nine months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Provision (benefit) for income taxes	$146	$240	$(94)	(39)%	$219	$1,146	$(927)	(81)%
Percentage of total revenue	1%	1%			—%	1%

The provision for income taxes decreased 39% and 81% for the three and nine months ended June 30, 2008, respectively, as compared to the same periods of the prior year. This decrease quarter-to-quarter is primarily due to the Company generating less taxable income in the current quarter than in the prior year’s quarter. This decrease year-to-year is primarily due to the Company generating less taxable income and a $0.5 million withholding tax payment related to a sales transaction that occurred in Turkey during the quarter ended March 31, 2007.

Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not considered by management to be more-likely-than-not.

Liquidity and Capital Resources

For the nine months ended June 30, 2008, we were not profitable and did not generate a net increase in cash and cash equivalents. We used cash from operations and financing activities, but generated cash from investing activities. We expect our current cash and cash equivalent balances to be in excess of cash requirements for the next twelve months.

Operating Activities

Cash used for operating activities was $8.0 million during the nine months ended June 30, 2008, which consisted primarily of our net loss of $0.2 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, provision for doubtful accounts and other non-cash charges) aggregating approximately $6.7 million and the net cash outflow effect from changes in assets and liabilities of approximately $14.5 million. This net cash outflow was primarily related to changes in deferred revenue of $16.6 million, accrued expenses of $2.6 million, prepaid expenses and other current assets of $1.3 million and accounts payable of $0.3 million offset by changes in accounts receivable of $6.1 million and other assets of $0.3 million.

Cash provided by operating activities was $36.4 million during the nine months ended June 30, 2007, which consisted primarily of our net income of $0.7 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, provision for doubtful accounts, loss on disposal of assets and other non-cash charges) aggregating approximately $6.2 million and the net cash inflow effect from changes in assets and liabilities of approximately $29.5 million. This net cash inflow was primarily related to changes in deferred revenue of $46.0 million and other assets of $1.8 million offset by changes in accounts receivable of $14.0 million, accounts payable of $3.6 million, and prepaid expenses and other current assets of $1.0 million. The increase in deferred revenue is the result of sales transactions that were completed during the nine month period ended June 30, 2007 for which revenue was not recognized until subsequent periods.

Investing Activities

Cash provided by investing activities was $10.9 million during the nine months ended June 30, 2008. This cash provided was primarily from $12.2 million of net proceeds from marketable securities offset by the use of cash for the purchase of $1.0 million of property and equipment and the capitalization of $0.4 million of software development costs associated with the porting of existing products to a new platform.

Cash used for investing activities was $13.3 million during the nine months ended June 30, 2007. This use of cash was primarily for the net purchase of $11.3 million of marketable securities, the purchase of $1.8 million of property and equipment and $0.2 million associated with capitalized software development costs paid to a third party. The majority of the property and equipment purchased was associated with the closure of the old European headquarters office and the opening of the new smaller European headquarters office during the period. The remainder of the property and equipment purchases was for day-to-day operations. The capitalization of development costs was to port one of our existing products to a new architecture platform.

Financing Activities

Cash used by financing activities was $18.0 million during the nine months ended June 30, 2008. This use of cash was primarily related to the repurchase of $18.6 million of common stock under our stock repurchase program offset by proceeds from stock option exercises of $0.6 million.

Cash provided by financing activities was $3.7 million during the nine months ended June 30, 2007 which was primarily related to proceeds from stock option exercises of $3.8 million offset by use of cash for payment of capital leases of $0.1 million.

Revolving Line of Credit

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our revolving line of credit.

Contractual Obligations

Ness

We entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by us, subject to the payment of a termination fee. In 2004, 2005, 2006 and 2007 we further expanded our agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of us without the payment of a termination fee. The remaining minimum purchase commitment under these agreements, if Chordiant was to cancel the contracts, was approximately $0.7 million at June 30, 2008. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 9 to the Condensed Consolidated Financial Statements). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Leases

Operating lease obligations in the table below include approximately $1.8 million for our Boston, Massachusetts facility operating lease commitments that are included in Restructuring expenses. As of June 30, 2008, the Company has $0.7 million in sublease income contractually committed for future periods relating to this facility. See Notes 5 and 9 to the Condensed Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table below includes our lease commitment for our Cupertino headquarters.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 30, 2008, we estimate that gross expected cash flows of approximately $0.4 million will be required to fulfill these obligations

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

The following table presents certain payments due under contractual obligations as of June 30, 2008 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2008	Due in 2009-2010	Due in 2011-2012	Thereafter
Operating lease obligations	$13,865	$802	$6,540	$4,602	$1,921
Asset retirement obligations	365	—	—	365	—
Total	$14,230	$802	$6,540	$4,967	$1,921

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets. From October 1, 2007 through June 30, 2008, unrecognized tax benefits increased by less than $0.1 million due to additional accrued interest and penalties. As of June 30, 2008, we had gross unrecognized tax benefits of $0.9 million. As of June 30, 2008, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

The following table presents the amounts of restricted cash that are subject to interest rate risk and average interest rates as of June 30, 2008 (in thousands):

	June 30, 2008	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$274	$274	1.5%

The following table presents the amounts of restricted cash and marketable securities that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2007 (in thousands):

	June 30, 2007	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$304	$304	3.5%
Marketable securities	11,587	11,587	5.3%
Total restricted cash and marketable securities	$11,891	$11,891	5.3%

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, commercial paper and short-term certificates of deposit. We invest our excess cash in money market accounts, commercial paper, and certificates-of-deposit. We do not invest in auction rate securities. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash and marketable securities, we performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of June 30, 2008, interest income would decline by less than $0.1 million. Assuming consistent investment levels as of June 30, 2007, interest income would have declined by $0.1 million.

Foreign Currency Risk. International revenues accounted for approximately 46% and 50% of total revenues for nine months ended June 30, 2008 and 2007, respectively. International revenues decreased $7.4 million or 16% compared to the same period of the prior year. Our international operations have increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Condensed Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the nine months ended June 30, 2008, our international revenues for the nine months ended June 30, 2008 would have been higher than we reported by less than $0.1 million and our international loss from operations would have been lower than we reported by less than $0.1 million. Using the average foreign currency exchange rates for the nine months ended June 30, 2007, our international revenues for the nine months ended June 30, 2008 would have been lower than we reported by approximately $2.1 million and our international loss from operations would have been greater than we reported by approximately $0.5 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the nine months ended June 30, 2008 and 2007, we recorded a net foreign currency transaction gain of $0.5 million and $0.4 million, respectively, which was recorded in “Other income, net,” in the Condensed Consolidated Statements of Operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended, Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Anti-takeover provisions could make it more difficult for a third-party to acquire us.

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 21, 2008. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $20. Under certain circumstances, if a person or group acquires 20 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged having a value of $40. The rights expire on July 21, 2011, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

In addition, our Board of Directors has the authority to issue up to 51 million shares of Preferred Stock (of which 500,000 shares have been designated as Series A Junior Participating Preferred Stock) and to fix the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof.

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of Chordiant without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, certain provisions of our charter documents, including limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Chordiant, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

*To date, our sales have been concentrated in the financial services, insurance, healthcare, telecommunications and retail markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in five large markets—banking, insurance, healthcare, telecommunications and retail markets accounted for approximately 98% and 99% of our total revenues for the nine months ended June 30, 2008 and 2007, respectively. We expect that revenues from these five markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic climate of our target markets further deteriorates, our revenues may decline. Some of our current or prospective customers, especially those in the banking and insurance industries are in businesses that have or could have exposure, directly or indirectly, to the residential mortgage sector or homebuilder sector which has recently been facing financial difficulties. This may cause our current or prospective customers to reduce their spending on technology, which in turn would have an adverse impact on our sales and revenues.

*Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to twenty-four months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources and is commonly associated with substantial implementation efforts that may be performed by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability. Certain of our customers have become more cautious regarding their IT purchases given the overall economy and specifically the issues that continue to impact the financial markets. The result of this attitude is that our sales cycles have lengthened in some instances, requiring more time to finalize transactions. In particular, several transactions we expected to close before the end of the quarters ended March 31, 2008 and June 30, 2008 were delayed.

* We were not profitable for the nine months ended June 30, 2008 and we may continue to incur losses in the future, which may raise vendor viability concerns thereby making it more difficult to close license transactions with new and existing customers.

We incurred losses of $0.2 million for the nine months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $227.1 million. We may continue to incur losses and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results.

* Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended June 30, 2008, Citicorp Credit Services, Inc. and Vodafone Group Services Limited accounted for 20% and 18% of our total revenue. For the nine months ended June 30, 2008, Citicorp Credit Services, Inc., Wellpoint, Inc. and Vodafone Group Services Limited accounted for 22%, 10% and 10% of our total revenue, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain new significant customers or additional orders from existing customers to materially affect our operating results.

* If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the nine months ended June 30, 2008, international revenues were $39.2 million or approximately 46% of our total revenues. For the nine months ended June 30, 2007, international revenues were $46.7 million or approximately 50% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 46% of our total sales for the nine months ended June 30, 2008. Our international sales comprised 50% of our total sales for the nine months ended June 30, 2007. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the nine months ended June 30, 2008, we had a foreign currency transaction gain of $0.5 million. See Item 3 Quantitative and Qualitative Disclosures about Market Risk for further discussions.

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

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. Within 2007 and 2008, IBM acquired Cognos, DataMirror and Watchfire Corporation, Oracle completed its acquisitions of Hyperion, Moniforce and BEA Systems, Sun Microsystems acquired MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

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

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product test and certain sustaining engineering functions. As of June 30, 2008, we use the services of approximately 143 consultants through Ness. In addition, as a result of the reductions in our workforce that took place in July 2005, October 2006 and May 2008, by approximately 10% in each instance, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

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

*Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel. In particular in prior years, we have had significant turnover of our executives as well as in our sales, marketing and finance organizations and many key positions are held by people who have less than two years of experience in their roles with the Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. We have been targeted by recruitment agencies seeking to hire our key management, finance, engineering, sales and marketing and professional services personnel. In addition, in July 2005, October 2006, and May 2008, we reduced the size of our workforce by approximately 10% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel.

* Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 71% and 57% of our total revenues for the nine months ended June 30, 2008 and 2007, respectively. Gross margin on service revenue was 57% for both the nine months ended June 30, 2008 and 2007, respectively. License revenues comprised 29% and 43% of our total revenues for the nine months ended June 30, 2008 and 2007, respectively. Gross margins on license revenues were 96% for both the nine months ended June 30, 2008 and 2007, respectively.

As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues.

We may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development, sales and support of our products.

In July 2005, October 2006 and May 2008, we reduced the size of our workforce by approximately 10% in each instance. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, finance, engineering, sales and marketing and professional services personnel.

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

*We may encounter unexpected delays in maintaining the requisite internal controls over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

In future periods, management must report on, and our independent registered public accounting firm to attest to, our internal control, over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements, therefore, we cannot be certain about the timely completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2008, the Company’s Board of Directors authorized the 2008 Repurchase Plan, a program to repurchase up to $25 million of the Company’s common stock over a one year period. Repurchases under the plan began on March 4, 2008 and continued through April 30, 2008 at which time the Company terminated the 2008 Repurchase Plan. At the Plan’s termination, the Company had repurchased a total of 3.4 million shares of common stock for $18.6 million at an average price of $5.55 per share. In conjunction with the 2008 Repurchase Plan, the Company entered into a written trading plan with a broker under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to effect the repurchases. The timing and amount of the shares repurchased under the 2008 Repurchase Plan were determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchased shares were immediately retired and resumed the status of authorized but unissued shares. The following table sets forth information with respect to repurchases of our common stock during the three months ended June 30, 2008 (in thousands, except shares and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 - April 30, 2008	1,826,559	5.09	3,350,637	*
May 1, 2008 - May 31, 2008	—	—	—	—
June 1, 2008 - June 30, 2008	—	—	—	—
Total	1,826,559	5.09	3,350,637	—

* The Company terminated the 2008 Stock Repurchase Plan as of April 30, 2008.

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
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: July 31, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.	Form S-1 (No. 333-92187)	2/6/1999

3.2	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008

10.70	Memorandum of Understanding re Compromise and Settlement, dated May 29, 2008	Form 8-K	6/3/2008

10.71	Separation Agreement dated May 1, 2008 by and between Chordiant Software Inc. and Derek P. Witte			X

10.72	Modification to Second Amended and Restated Loan and Security Agreement dated June 30, 2008, by and between Chordiant Software, Inc., and Comerica Bank-California.			X

10.73	Third Amendment to Cupertino City Center Net Office Lease dated July 11, 2008, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.			X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).			X

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.