Form 10-K
period 2008-09-30
CHORDIANT SOFTWARE INC
filed 2008-11-20
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☒
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter: $192,153,017.

As of November 12, 2008, there were 30,076,478 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III-Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s 2009 Annual Stockholder’s meeting.

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

Chordiant is an enterprise software company that delivers products and services designed to improve the “customer experience” in front-office processes for leading global companies primarily in the insurance, healthcare, telecommunications and financial services markets. Chordiant provides companies in these markets with innovative solutions designed to help them more effectively manage their customer interactions, offering “next best offers” for those customers based on pre-built business rules.

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

We believe our solutions add business value and return-on-investment for our customers by improving their customer retention, reducing operational costs, reducing their risk exposure, and increasing employee productivity. These improvements may be realized by automating key business processes and supporting organizational decision-making associated with the servicing, selling, marketing, approval, and fulfillment of customer requests across the enterprise. We offer solutions to our clients that include software applications, business processes, tools and services that can integrate their customer information and corporate systems to produce a real-time view of customers across multiple business channels. Our solutions offer businesses additional flexibility to create and set their policies and processes to control the quality of servicing, fulfillment and marketing offers to their customers.

We have developed and acquired decision management systems that advances the state of analytics by exploiting the power of predictive data mining, analytical modeling, and strategy formulation into real-time decision management and execution. Our patented technology enables organizations to significantly increase the accuracy of marketing offers for retention, up-selling, cross selling, and to model risk scenarios such as customer churn and likelihood to default on payments. We are able to deliver a range of applications for real-time recommendation, retention, risk management and recruitment.

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

Products and Solutions

Historically, our products have been categorized into three general groups: Enterprise solutions (including the “Cx” Enterprise Foundation and Call Center and Customer Service Desktop products), Decision Management products, and the Marketing Director Suite of products. Our solutions are designed to address a variety of business needs within our target vertical markets of insurance, healthcare, telecommunications, and financial services:

•
Call Center and Customer Service Desktop (Call Center Advisor – Browser Edition): This product is a browser-based guided desktop designed for the effective management of customer contacts, service requests, and customer case history in the call center channel. The desktop is integrated with leading computer telephony integration products, working with our own queue-based work management to deliver ‘universal queues’ to the enterprise. This product is used by customer services professionals across all our target markets. It is designed to meet the high volume transaction and business processes common in enterprise contact centers. The desktop also acts as a delivery channel for our decision management and marketing products together with the other business applications that Chordiant offers.

•
Marketing Director: This suite of product provides applications designed to drive unified, personalized marketing campaigns and response management across multiple media types and multiple channels including email, web, phone, and mobile messaging (MMS/SMS). These products are used by marketing professionals across all our target markets to segment and target prospects and customers and deliver to them effective marketing campaigns. The Marketing Director suite of products integrates with our Decision Management products to provide an integrated campaign management system.

•
Recommendation Advisor: This product is designed to provide flexible lead collection and routing in a common guided selling desktop, integrated with marketing campaigns and product fulfillment. Predictive and adaptive analytics guide staff toward best offers and “next best action” in the context of inbound or outbound customer interactions. This product is used by sales and service professionals across our target markets to manage leads and deliver highly effective sales messages.

•
Credit Card Disputes, Chargebacks and Fraud: These modular applications are designed to automate and optimize customer and mid-office functions associated with credit card dispute handling and fraud investigation and recovery. The applications use Chordiant technology to implement the dispute and chargeback regulatory requirements of credit card associations to assist organizations in managing their compliance of these complex regulations. These applications are used by customer service professionals in the credit card segment of banking to drive more cost effective, compliant handling of disputes and fraud cases.

•
Teller: This guided desktop product is designed to support financial transaction components for retail bank tellers/cashiers or other cash-based desktop applications. Chordiant Teller is used in the banking and lending sectors by customer-facing staff in bank branches or stores to effectively process cash and related financial transactions on behalf of the customer. The solution utilizes the “Cx” (Customer Experience) Enterprise Foundation (described below) to provide company-wide case management, customer history, and work management between front office and back office operations.

•
Lending: This product consists of solution components and services which are designed to provide a common process-driven lending infrastructure across an organization to increase efficiency of loan originations, quoting, account opening and loan risk assessment and management such as required by Basel II. Our lending solutions are used in banking and lending by a variety of users and desktop applications.

•
Insurance: This product consists of solution components and services which are designed to provide a common process-driven insurance infrastructure and services across an organization to increase efficiency of case management, claims processing, quoting, self-service, and risk management. Our insurance solutions and services are used in the insurance sector by a variety of users and desktop applications.

•
Collections: This product is designed to deliver automation and operational efficiency to debt recovery and collections professionals. The second generally available release, consisting of advanced decisioning, was shipped in the fourth quarter  of fiscal year 2008. The product is designed to make extensive use of Chordiant’s Decision Management (CDM) technology to deliver real-time decisioning that helps collect on overdue accounts while preserving the customer relationship.

Technology

Chordiant technology is based on open Service Oriented Architecture (SOA). This architecture provides a framework for large or growing businesses to provide multi-channel interaction and process orchestration across multiple lines of business. The Cx Enterprise Foundation framework provides a pre-integrated environment that supports the business applications required by these large scale organizations.  With predictive decisioning built-in, organizations can utilize Chordiant technology to obtain customer behavioral insight and use this information to drive the most appropriate business processes, guide staff through the best tasks to increase responsiveness, reduce errors, shorten cycle times, and present the most relevant offers to customers in each interaction.

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

Certain of our products use technology modules from third party technology providers including IBM, Oracle (as a result of their acquisition of BEA Systems), Sun Microsystems, and certain non-public entities. Our enterprise platform solutions support industry standard J2EE application servers including IBM WebSphere and Oracle WebLogic. Our server software runs on UNIX server platforms from Sun Microsystems and IBM.

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

•
Decisioning: Consisting of flexible products and tools for adaptive decisioning, predictive decisioning, and rules, our Chordiant Decision Management (CDM) product family is designed to allow organizations to effectively drive application behavior based on industry or organizational models and logic. This capability allows business users advanced control over business priorities, and enables the business to refine offer and service management in real-time. CDM is a suite of products and comprises:

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

Strategic Direction

The Company is focused on solving problems for our global brand accounts through helping them improve the quality of the customer experience they deliver in the insurance, healthcare, telecommunications, and financial services markets. Chordiant anticipates that it will increasingly deliver business-focused applications based on an open and adaptable core information technology, or IT infrastructure that provides high levels of business agility and fast return on investment for enterprises by allowing rapid changes to their IT systems. Within the markets above, Chordiant expects to continue to develop domain-level solutions for these markets, focusing on the most mission-critical business processes facing our customers.

Customers

We target global brand leaders in our core markets. Our customers include: ING, Canada, Inc., HSBC Technology and Services (USA), Inc., Capital One Services, Inc., O2 (UK) Limited, Time Warner Cable, Inc., Deutsche Angestellten Krankenkasse (DAK), Covad Communication Company, 21st Century Insurance, T-Mobile, Lloyds TSB Bank plc, Bank of Ireland Group, The Royal Bank of Scotland plc, Metropolitan Life Insurance Company, Signal Iduna, Deutsche Bank AG, Canadian Tire Financial Services, Canadian Imperial Bank of Commerce, Halifax plc, British Telecommunications plc, Connecticut General Life Insurance Company, Citibank Credit Services Inc. (USA), and Sky Subscribers Services Limited. As we deploy new applications, we anticipate that a certain percentage of these and new customers will adopt new Chordiant applications and expand their investment in Chordiant products. For the fiscal year ended September 30, 2008, Citicorp Credit Services Inc., and Vodafone Group Services Limited accounted for 22% and 11% of our total revenues, respectively.

Sales and Marketing

We license our solutions and sell services primarily through a direct sales organization that is complemented by selling and support efforts through business alliance partners such as IBM Global Services, Tata Consulting Services, HCL Technologies, Cap Gemini, Accenture, systems integrators and other technology vendors. Our market focus is the business-to-consumer segment of the economy with a targeted effort on leading consumer focused industries and companies using multiple channels as the means of conducting business and serving customers.

The sales process generally ranges from approximately three to eighteen months depending on the level of knowledge that prospective customers need about the use and benefits of our solutions and the involvement of systems integrators. During the sales process, we typically approach the senior management teams of the business and information technology departments of a prospective customer’s organization. We utilize sales teams consisting of sales and technical professionals who work with our systems integration partners to create company specific proposals, presentations and proof of concept demonstrations that address the needs of the business and its technology requirements.

Our corporate offices are located in Cupertino, California, and we maintain an applications development center in Bedford, New Hampshire. In Europe, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, and Munich. We have sales and support personnel and consultants in various additional locations in North America and Europe. In fiscal year 2008, we added sales and services consultants in emerging markets such as Russia and the Asia Pacific markets, including Australia.

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

Our professional services organization deploys consultants as part of the project team alongside systems integration partners and members of the customer’s internal team to provide subject matter expertise, technical knowledge, process engineering guidance, project governance and quality assessments during the entire solution lifecycle. In the design stage, we provide a variety of professional services that help determine a customer’s business processes and the technical requirements of the solutions implementation. In the implementation stage, we use a delivery methodology to assist customers and integration partners in planning and managing the implementation. Typically, systems integrators provide overall program management and coordinate the implementation of our products with a customer’s existing communications, applications, databases and transaction systems. In the final phases of an implementation, the systems integrators provide deployment services to enable a customer’s internal team to implement the system, train internal users and provide first-level end-user support.

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

In addition to our internal professional services organization, in calendar 2008, we renewed for one year our agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), that we originally entered into in 2003. Ness provides Chordiant with resources focused on technical product support, sustaining engineering product testing and product development through their global technical resources and operations center in Bangalore, India. Ness is an independent contracting company with global technical resources. The agreement with Ness may be extended for additional one year terms at our discretion. Our agreement with Ness enables them, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.

Educational Services

We provide educational services to train and enable our systems integrators and customers to use our products and technologies. We offer a comprehensive series of training modules to provide the knowledge and skills to successfully deploy, use and maintain our products. These training courses focus on the technical aspects of our products as well as business issues and processes. We provide on-site and on-line customized training courses for a fee and, also, through classroom, lab instructions, and e-learning. In addition, we provide certification programs for our partners and customers.

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

Consulting and System Integration Relationships. To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers, and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Cap Gemini, Accenture, IBM Global Services, Ness Technologies, Tata Consultancy Services, HCL Technologies, and Patni Telecom Solutions (UK), LTD. We plan to expand these and/or other similiar relationships to increase our capacity to license and implement our products. We believe that expanding our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

Technology Partnerships. We make extensive use of industry platforms and embrace a number of core technologies in our solution offerings. We have formed partnerships with vendors of software and hardware technology platforms. We currently maintain technology relationships with vendors such as Avaya/Lucent, Alcatel/Genesys,  Cisco Systems, IBM, Oracle, and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology.

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

Our product development teams have experience in enterprise and distributed computing, J2EE and object oriented development, data management, process and workflow engineering, transaction system interfaces, Internet and Web-Services technologies. Our research and development expenditures were $25.6 million, $27.5 million and $25.9 million for the years ended September 30, 2008, 2007, and 2006, respectively.

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

Internal Development

Many of our customers and potential customers have in the past attempted to develop customer service, call center, customer relationship management and new front-office systems in-house or with the help of systems integrators. Internal information technology departments have staffed projects to build their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization. The costs of internal development and total cost-of-ownership have risen to become a primary concern of the business and management. In spite of current ongoing efforts to reduce IT budgets, we expect that internal development will continue to be a significant source of competition.

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

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) mergers and alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. Continuing consolidation in the software industry during the past years may indicate that we will face new competitors in the future. In 2007 and 2008 IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation; Oracle completed its acquisitions of Hyperion, Moniforce and BEA Systems; Sun Microsystems acquired MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that ILOG, Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

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

In fiscal year 2008, we neither filed for nor received patents. In fiscal year 2007, Chordiant received 2 patents from the US Patent and Trademark Office. The first patent was US Patent Number 7,178,109 for innovative user interface design, first introduced in its family of browser-based applications in 2003. The second was US Patent Number 7,194,380 which covers the Decision Management Suite.

Employees

As of September 30, 2008, we employed 272 full time employees. Of that total, 85 were primarily engaged in product development, engineering or systems engineering, 85 were engaged in sales and marketing, 47 were engaged in professional services and 55 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, sales, finance, management and marketing personnel.

Financial Information about Geographic Areas

For a detailed description of our sales by geographic region, we incorporate by reference the information in Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Although the Company’s revenues are not considered seasonal, our international operations do experience a slowdown in the summer months and professional services provided on an hourly basis decline due to the holidays in the quarterly periods ended December 31. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected” and “—Risk Factors—Fluctuations in the value of the U.S. Dollar relative to foreign currencies could negatively affect our operating results and cash flows.”

Financial Information about Segments

The Company has one segment. For a detailed description of our revenues, profit and loss, and total assets, we incorporate by reference the information in Item 6 of this Annual Report on Form 10-K.

Backlog

For a detailed discussion of backlog, we incorporate by reference the information in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading Financial Trends.

Available Information

We were incorporated in California in March 1991 and were reincorporated in Delaware in October 1997.

We maintain a site on the worldwide web at www.chordiant.com; however, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission or SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Recent worldwide credit market turmoil may adversely affect our customers which directly impacts our business and results of operations.

The Company’s operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the credit markets and the global economic downturn generally will adversely impact our customers and potential customers. These economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing activities in response to lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of our products and services or other sales activities that affect purchases of our products and services. Recently, many of our current and prior customers have merged with others, been forced to raise significant amounts of capital, or received loans or equity investments from the government which actions may result in less demand for our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating economic conditions, our financial condition and operating results may be materially and adversely affected.

We are exposed to credit risk and payment delinquencies on our accounts receivable. This risk is heightened during periods when economic conditions worsen.

A substantial majority of our outstanding accounts receivables are not covered by collateral. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers may face liquidity concerns and may delay or be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

To date, our sales have been concentrated in the insurance, healthcare, telecommunications and financial services markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in several large markets—insurance, healthcare, telecommunications and financial services, accounted for approximately 92% and 91% of our total revenues for the years ended September 30, 2008 and 2007, respectively. We expect that revenues from these markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic conditions in our target markets further deteriorates, our revenues may decline. Some of our current or prospective customers, especially those in the financial services and insurance industries, may face severe financial difficulties given their exposure to deteriorating financial and credit markets, as well as the mortgage and homebuilder sectors of the economy. This may cause our current or prospective customers to reduce, delay or terminate their spending on technology, which in turn would have an adverse impact on our sales and revenues.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the fiscal year ended September 30, 2008, Citicorp Credit Services, Inc. and Vodafone Group Services Limited accounted for 22% and 11% of our total revenue, respectively. For the fiscal year ended September 30, 2007, Citicorp Credit Services, Inc. and International Business Machines accounted for 23% and 16% of our total revenue, respectively. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing our failure to obtain additional orders from existing customers which may materially affect our operating results. The deteriorating economic environment has resulted in failures of financial institutions and significant consolidation within the financial services industry from which we derive a significant portion of our customers and revenues. Accordingly, the risk that we could lose a significant customer is exacerbated in the current economic environment.

Historically, some of our products and services have assisted companies in attracting and retaining customers.  To the extent financial institutions and other large companies wish to shrink the size of their customer base, the demand for these products may be reduced.

Some of our customers have used our products to aggressively expand the size of their customer base. Our marketing, decisioning and enterprise solutions have been used to varying degrees on projects intended to manage leads, personalize marketing campaigns and deliver highly effective sales messages. Due to the current economic climate, many large financial institutions have been forced to deleverage, sell parts of their businesses, or otherwise reduce the size of their organizations. In these situations it is possible that the demand for our products may be reduced, resulting in lower revenues in the future.

Over the near term we plan to increase the focus of our sales staff towards Decisioning Management products and reduce the focus on Enterprise Foundation products to reflect market conditions. There can be no assurance that such a migration will be fully successful.

Sales of Enterprise Foundation solutions generally have a much higher cost to a customer than Decisioning Management solutions. The magnitude of the professional services required to implement Foundation projects is also much higher and often can take long periods of time to complete. Decisioning products are generally faster to implement and can produce a positive return on investment in a shorter period of time. Due to the current economic climate, our customers may focus on those projects that are smaller and faster to complete. Accordingly, our sales force plans to increase their focus on selling these types of solutions. This change in focus may not be successful and, as a result, revenues may not meet our expectations.

Fluctuations in the value of the U.S. dollar relative to foreign currencies could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 48% of our total sales for the fiscal year ended September 30, 2008. Our international sales comprised 47% of our total sales for the fiscal year ended September 30, 2007. Our future operating results, including cash and deferred revenue, will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the fiscal year ended September 30, 2008, we had a foreign currency transaction loss of $0.3 million. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussions.

We may experience a shortfall in bookings, revenue, earnings, cash flow or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors may include:

•	Additional deterioration and changes in domestic and foreign markets and economies, including those impacted by the turmoil in the financial services, mortgage and credit markets;

•	Size and timing of individual license transactions;

•	Delay, deferral or termination of customer implementations of our products and subsequent impact on revenues;

•	Lengthening of our sales cycle;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to develop and market new products and control costs.

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

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 70% and 57% of our total revenues for the years ended September 30, 2008 and 2007, respectively. Gross margin on service revenue was 57% for both years ended September 30, 2008 and 2007. License revenues comprised 30% and 43% of our total revenues for the years ended September 30, 2008 and 2007, respectively. Gross margins on license revenues were 97% for both years ended September 30, 2008 and 2007. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, requiring us to successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues. In addition, given the current economic environment, customers and potential customers may seek discounts on our services, or services at no charge, which would further reduce our services gross margins and materially and adversely affect our business, financial condition and results of operations.

Our revenues decreased in fiscal 2008 as compared to fiscal 2007 and until the fiscal year ended September 30, 2007, we were not profitable, which may raise vendor viability concerns about us thereby making it more difficult to consummate license transactions with new and existing customers.

Our revenues decreased materially in fiscal 2008 as compared to fiscal 2007. In addition, while we were profitable for the years ended September 30, 2007 and September 30, 2008, we were not profitable for the years prior to September 30, 2007. As of September 30, 2008, we had an accumulated deficit of $225.9 million. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to continue to achieve profitability. Continued losses or decreased revenues may leave many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results. This concern over vendor viability is exacerbated in the current economic environment.

Anti-takeover provisions could make it more difficult for a third-party to acquire us.

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

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of Chordiant without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, certain provisions of our charter documents, including limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Chordiant, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, we have a classified Board of Directors whereby approximately one-third of our Board members are elected annually to serve for three-year terms, which may also make it more difficult for a third party to gain control of our Board of Directors.  Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

Our known backlog of business may not result in revenue.

We define backlog as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog. The risk that customers will reduce the scope of, delay or terminate projects, thus delaying or eliminating our ability to recognize backlog as revenue, is exacerbated in the current economic environment.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, ranging from three to eighteen months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves significant commitment of technical and financial resources that may be performed by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability. Certain of our customers have become more cautious regarding their IT purchases given the current economic conditions and specifically the issues that continue to impact the financial and credit markets. The result is that our sales cycles have lengthened in some instances, requiring more time to finalize transactions. In particular, in each of the past several quarters transactions that we expected to close before the end of the quarter were delayed or suspended.

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

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. For example, in 2007 and 2008, IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation; Oracle acquired Hyperion, Moniforce and BEA Systems; Sun Microsystems acquired MySQL; and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that ILOG, Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future.

Many of our competitors have greater resources, broader customer relationships and broader product and service offerings than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established, or may further establish, cooperative relationships among themselves or with third parties to offer a single solution and to increase the ability of their products to address customer needs.

Our operating results and cash flows fluctuate significantly and delays in delivery or implementation of our products or changes in the payment terms with customers may cause unanticipated declines in revenues or cash flow, which could disappoint investors and result in a decline in our stock price.

A portion of our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion accounting method, using labor hours incurred as the measure of progress towards completion of implementation of our products, and we expect this practice to continue. The percentage-of-completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may adversely impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction-based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases, but more recently we have entered into large transactions with payments from customers due over one or more years. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be adversely impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product testing and certain sustaining engineering functions. As of September 30, 2008, we use the services of approximately 148 consultants through Ness. In addition, as a result of the reductions in our workforce that took place in July 2005, October 2006, May 2008, and October 2008, by approximately 10% - 15% in each instance, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

If we become subject to intellectual property infringement claims, including copyright or patent infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

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

For the fiscal year ended September 30, 2008, international revenues were $54.2 million or approximately 48% of our total revenues. For the fiscal year ended September 30, 2007, international revenues were $58.8 million or approximately 47% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations which include:

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

•
Difficulties in commencing new operations in countries where the Company has not previously conducted business, including those associated with tax laws, employment laws, government regulation, product warranty laws and adopting to local customs and culture; and

Any of these factors could have a significant impact on our ability to license products and provide services on a competitive and timely basis and could adversely affect our operating expenses and net income. Additionally we closed our only French office in the first fiscal quarter of 2007.  The absence of a business office in France may harm our ability to attract and retain customers in that country.

Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel. In particular, in prior years we have had significant turnover of our executives as well as in our sales, marketing and finance organizations, and many key positions are held by people who have less than two years of experience in their roles with the Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. In addition, in July 2005, October 2006, May 2008 and October 2008, we reduced the size of our workforce by approximately 10% - 15% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel. Further, particularly in the current economic environment, employees or potential employees may choose to work for larger, more stable companies.

The application of percentage-of-completion and completed contract accounting to our business is complex and may result in delays in the reporting of our financial results and revenue not being recognized as we expect.

Although we attempt to use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product transactions. At the time of entering into a transaction, we assess whether any services included within the arrangement require us to perform significant implementation or customization essential to the functionality of our products. For contracts involving significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenues using the percentage-of-completion accounting method using labor hours incurred as the measure of progress towards completion. The application of the percentage-of-completion method of accounting is complex and involves judgments and estimates, which may change significantly based on customer requirements. This complexity combined with changing customer requirements could result in delays in the proper determination of our percentage-of-completion estimates and revenue not being recognized as we expect.

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

Our revenues may further decrease in fiscal year 2009 or beyond if we are unable to enter into new large-scale license transactions with new and existing customers. The current state of the credit markets and the global economic decline generally have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and globally will stabilize. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

The company's common stock price has historically been and may continue be volatile, which could result in substantial losses for stockholders.

The market price of shares of the Company’s common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in our operating results;

•	Changes in economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Financial difficulties or poor operating results announced by significant customers;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by it or its competitors;

•	Developments with respect to intellectual property laws;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of software by companies in the industry verticals supported by the Company;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, existing business alliance partners IBM, Ness, Electronic Data Systems, Tata Consultancy Services and HCL Technologies. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. If any of IBM, Ness, Electronic Data Systems, Tata Consultancy Services or HCL Technologies were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM, Ness, Electronic Data Systems, Tata Consultancy Services and HCL Technologies and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In 2007 and 2008, IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation. While we do not believe that ILOG, Cognos, DataMirror or Watchfire Corporation had been a direct competitor of Chordiant in the past, IBM’s acquisition of these companies may indicate that IBM will become a competitor of ours in the future. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a takeover attempt from a competitor of such systems integrators.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business could be harmed. We are a complex company with complex accounting issues and thus subject to related risks of errors in financial reporting which may cause problems in corporate governance, the costs of which may outweigh the costs of the underlying errors themselves. For example, the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel, conducted a review of our stock option practices covering the time from the Company’s initial public offering in 2000 through September 2006. The Audit Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company recorded an additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and concluded that a material weakness surrounding the control activities relating to the stock option grants existed at September 30, 2006. To correct these accounting errors, we restated the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006. As a result of this need to restate financial statements, management and the Audit Committee determined that material weaknesses in our internal control over financial reporting existed as of September 30, 2006. These material weaknesses were remediated during fiscal year 2007 and management concluded internal controls over financial reporting were effective for the reporting period.

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

In July 2005, October 2006, May 2008 and October 2008, we reduced the size of our workforce by approximately 10% - 15% in each instance. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our platform of products as well as the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel.

If we fail to introduce new versions and releases of functional and scalable products in a timely manner, customers may license competing products and our revenues may decline.

If we are unable to ship or implement enhancements to our products when planned, or fail to achieve timely market acceptance of these enhancements, we may suffer lost sales and could fail to achieve anticipated revenues. We have in the past, and expect in the future, to derive a significant portion of our total revenues from the license of our primary product suite. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new products, features and functionality in a timely manner, demand for our products may decline. We have in the past experienced delays in the planned release dates of new products or new versions of our software products and upgrades. New versions of our products may not be released on schedule or may contain defects when released.

We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our products.

We license from several software providers technologies that are incorporated into our products. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. While currently we are not materially dependent on any single third party for such licenses, the loss of the technology licenses could result in delays in the license of our products until equivalent technology is developed or identified, licensed and integrated into our products. Given the current economic environment, the risk that one or more of our suppliers or vendors may go out of business or be unable to meet their contractual obligations to us is exacerbated. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

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

If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors, including our ability to integrate our products with multiple platforms and existing or legacy systems; and our ability to anticipate and support new standards, especially Internet and enterprise Java standards.

A failure in our attempt to deploy our software through a Software-as-a-Service (SaaS) model could cause injury to our reputation and impair our ability to develop, market and sell our products under a SaaS model.

In the fiscal year ended September 30, 2007, we entered into a license with a third party that will allow that third party to develop and host in their data centers applications based on our software, to provide services to their customers, most of whom are in markets that we do not currently penetrate.  As we have no previous experience in deploying our software in a SaaS model, a failure of this effort could have a detrimental effect to our ability to attract other third parties to use our software in their SaaS businesses.

Our failure to successfully integrate with future acquired or merged companies and technologies could prevent us from operating efficiently.

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings. Mergers and acquisitions of high-technology companies are inherently risky, and the Company cannot be certain that any acquisition will be successful and will not materially harm the Company’s business, operating results or financial condition. Generally, acquisitions involve numerous risks, including the following: (i) the benefits of the acquisition (such as cost savings and synergies) not materializing as planned or not materializing within the time periods or to the extent anticipated; (ii) the Company’s ability to manage acquired entities’ people and processes that are headquartered in separate geographical locations from the Company’s headquarters; (iii) the possibility that the Company will pay more than the value it derives from the acquisition; (iv) difficulties in integration of the operations, technologies, content and products of the acquired companies; (v) the assumption of certain known and unknown liabilities of the acquired companies; (vi) difficulties in retaining key relationships with customers, partners and suppliers of the acquired company; (vi) the risk of diverting management’s attention from normal daily operations of the business; (vii) the Company’s ability to issue new releases of the acquired company’s products on existing or other platforms; (viii) negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with our financial statements; (ix) risks of entering markets in which the Company has no or limited direct prior experience; and (x) the potential loss of key employees of the acquired company. Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

Changes in our revenue recognition model could result in short-term declines to revenue.

Historically, we have accounted for a high percentage of our license revenues on the percentage-of-completion method of accounting or recognized as revenue upon the delivery of product. If we were to enter into new types of transactions accounted for on a subscription or term basis, revenues might be recognized over a longer period of time. The impact of this change would make revenue recognition more predictable over the long term, but it might also result in a short-term reduction of revenue as the new transactions took effect.

We may encounter unexpected delays in maintaining the requisite internal controls over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

In future periods, management must report on, and our independent registered public accounting firm must attest to, our internal control over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in implementing those requirements, therefore, we cannot be certain about the timely completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in offices that are approximately 25,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2013. We also lease office space in Bedford, New Hampshire. Outside of the United States, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, and Munich. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement will not be finally approved. Plaintiffs filed amended complaints in six “focus cases” on or about August 14, 2007. The Company is not a focus case. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them on or about November 9, 2007 and an opposition to plaintiffs' motion for class certification on December 21, 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases. On October 2, 2008, the plaintiffs withdrew their class certification motion. A deadline for the focus case defendants to answer the amended complaints has not been set. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

Derivative Class Action

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. Instead of opposing the motion to dismiss, on November 14, 2007, the plaintiffs filed an Amended Complaint adding new allegations against five more current and former officer and directors. The substantive allegations in the Amended Complaint were similar to those in the previous complaint. On June 30, 2008, the parties signed a Stipulation of Compromise and Settlement ("the Settlement"), which was subject to court approval. On July 7, 2008, the Court preliminarily approved the Settlement. On October 22, 2008, the Court entered a final order approving the Settlement and entering judgment in accordance with the Settlement. The Company’s cash contribution toward the Settlement is not material to the financial statements.

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

On September 9, 2008, Plaintiff Yue and Plaintiff Netbula LLC filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of Plaintiffs’ PowerRPC software: claims for copyright infringement, unfair competition, and “accession and confusion of property” against the company, and a claim for vicarious copyright infringement against the company’s Chief Executive Offer and its former Vice President, General Counsel and Secretary.

On September 20, 2008, the parties filed a stipulation allowing Plaintiffs to file a Second Amended Complaint, which contains the two causes of action for copyright infringement and vicarious copyright infringement, but does not include the unfair competition and accession and confusion claims. The Second Amended Complaint seeks monetary damages, disgorgement of profits, and injunctive relief according to proof. On November 10, 2008, the Company filed an answer to the Second Amended Complaint denying liability, and the Company's Chief Executive Officer and its former Vice President, General Counsel and Secretary filed a motion to dismiss with respect to the vicarious liability claim asserted against them individually. At a status conference on November 17, 2008, the Court orally ordered that discovery would proceed in stages, with the first stage focusing on Chordiant's defense that it had an express or implied license from Netbula, as well as on the number of copies made by Chordiant of the Netbula software in question.  The Court directed that Chordiant's motion for summary judgment on the license defense would be heard on April 6, 2009, with any discovery on other issues, and any depositions of third parties, to proceed only if that motion were denied. No trial date has been set. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “CHRD.” The following table sets forth the range of high and low per share sales prices of our common stock as reported for each period indicated:

	High	Low
Year Ended September 30, 2008
First Quarter (October 1 - December 31)	$16.60	$7.75
Second Quarter (January 1 - March 31)	$9.00	$5.69
Third Quarter (April 1 - June 30)	$6.42	$4.55
Fourth Quarter (July 1 - September 30)	$6.28	$4.50
Year Ended September 30, 2007
First Quarter (October 1 - December 31)	$8.27	$6.95
Second Quarter (January 1 - March 31)	$10.35	$7.82
Third Quarter (April 1 - June 30)	$16.02	$10.37
Fourth Quarter (July 1 - September 30)	$16.25	$12.94

As of November12, 2008, there were approximately 70 holders of record of our common stock who together held approximately 186,577 shares of our common stock. The remainder of our outstanding shares are held by brokers and other institutions on behalf of stockholders. We have never paid or declared any cash dividends and do not intend to pay dividends for the foreseeable future. We currently expect to retain working capital for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. As of September 30, 2008, the Company had no directors or executive officers who had any such active trading plans. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

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

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN

The following graph shows the five-year cumulative total stockholder return of an investment of $100 in cash on September 30, 2003 for:

(i)	Our common stock;

(ii)	The Nasdaq Composite Index;

(iii)	The Standard & Poor’s Application Software Index.

Historic stock price performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends, of which there were none, and are calculated as of September 30 of each year.

	9/03	9/04	9/05	9/06	9/07	9/08
Chordiant Software, Inc.	$100.00	$96.36	$94.37	$101.66	$183.58	$67.95
NASDAQ Composite	$100.00	$107.74	$123.03	$131.60	$158.88	$119.05
S&P Application Software	$100.00	$103.58	$143.93	$149.68	$171.97	$145.05

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We derived the selected financial data as of September 30, 2008 and 2007 and for the years ended September 30, 2008, 2007, and 2006 from our audited consolidated financial statements and notes thereto appearing in this Form 10-K. We derived the selected financial data as of September 30, 2006, 2005 and for the year ended September 30, 2005 and for the nine-months ended September 30, 2004 from our 2007 Consolidated Financial Statements in the 2007 Annual Report on Form 10-K. The consolidated balance sheet as of September 30, 2004 has been (previously) restated to conform to the (previously) restated consolidated financial statements and are presented herein on an unaudited basis. The following selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Years Ended September 30				Nine Months Ended September 30,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$112,964	$124,547	$97,536	$83,725	$61,023
Net income (loss)	1,065	6,028	(16,001)	(19,865)	(1,371)
Net income (loss) per share—basic	0.03	0.19	(0.51)	(0.67)	(0.05)
Net income (loss) per share—diluted	$0.03	$0.18	$(0.51)	$(0.67)	$(0.05)
Weighted average shares used in computing net income (loss) per share—basic	31,658	32,425	31,073	29,780	27,904
Weighted average shares used in computing net income (loss) per share—diluted	31,957	33,261	31,073	29,780	27,904

	As of September 30,
	2008	2007	2006	2005	2004
					(unaudited)
	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$55,516	$90,146	$45,278	$38,546	$59,748
Working capital	37,887	56,447	22,323	23,733	46,296
Total assets	124,700	164,815	111,503	107,250	115,340
Current and long term portion of capital lease obligations	—	—	95	309	508
Short-term and long-term deferred revenue	46,334	67,982	29,505	26,197	20,581
Stockholders’ equity	$59,852	$73,361	$57,225	$65,157	$75,912

Effective October 1, 2005, the Company adopted SFAS No. 123R as more fully described in Note 2 to the Consolidated Financial Statements contained in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1A of this Form 10-K under the caption “Risk Factors” and those discussed elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Executive Overview

As an enterprise software vendor, we generate substantially all of our revenues from insurance, healthcare, telecommunications, financial services and retail markets. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

Our business has been adversely impacted by the recent worldwide credit market turmoil, the result of which is that customers are hesitant to make large commitments and some customers are merging.

The Company’s operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the credit markets and the global economic downturn generally will adversely impact our customers and potential customers. These economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers may alter their purchasing activities in response to lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of our products and services or other sales activities that affect purchases of our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating economic conditions, our financial condition and operating results may be materially and adversely affected.

Several of the Company’s current and prior customers have recently merged with others, been forced to raise significant levels of new capital, or received funds and/or equity infusions from regulators or governmental entities. This list of companies is extensive and includes Wachovia Corporation, AIG, Halifax Bank of Scotland, Royal Bank of Scotland, Barclays, and Lloyds. The impact of these mergers and changes in ownership on Chordiant’s near term business is uncertain. Customers who have recently reorganized, merged or face new regulations may delay or terminated their software purchasing decisions, and as an acquired or merged entity may lose the ability to make such purchasing decisions, resulting in declines in our bookings, revenues and cash flows.

For the fiscal year ended September 30, 2008, we recorded revenue of $113.0 million. We generated $1.1 million of net income and ended the fiscal year with over $55.5 million in cash, cash equivalents, and marketable securities as compared to $90.1 million for fiscal year ended September 30, 2007. In addition, we repurchased $18.6 million of our common stock during the year.

Total revenue for the fiscal year ended September 30, 2008 decreased 9% to $113.0 million from $124.5 million of the prior year. The decrease in revenue was primarily from license revenue, decreasing $19.9 million as the Company had fewer license transactions. Service revenue increased $8.4 million from prior year. The increase in service revenue was primarily composed of an increase of $6.3 million associated with support and maintenance revenue, $0.5 million from consulting revenue, $0.8 million in training revenue and $0.8 million in expense reimbursement revenue.

Software Industry Consolidation and Possible Increased Competition

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. In 2007 and 2008 IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation; Oracle completed its acquisitions of Hyperion, Moniforce and BEA Systems; Sun Microsystems acquired MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that ILOG, Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we may face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. Our revenues have primarily been derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over a prolonged period of time, it will cause the associated backlog to be recognized as revenue over a similar period of time. As of September 30, 2008 and 2007, we had approximately $70.1 million and $75.4 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. This decrease in backlog is partially reflected in the decrease of deferred revenue recorded on our balance sheet. For the period ended September 30, 2007 to September 30, 2008 deferred revenue decreased $21.6 million due to a decrease of $11.0 million in short-term deferred revenue and a $10.6 million decrease in long-term deferred revenue.  Backlog is comprised of:

•
software license orders for which the delivered products have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes billed amounts classified as deferred revenue;

•	contractual commitments received from customers through purchase orders or contracts that have yet to be delivered;

•	deferred revenue from customer support contracts; and

•
consulting service orders representing the unbilled remaining balances of consulting contracts not yet completed or delivered, plus deferred consulting revenue where we have not otherwise met all of the required criteria for revenue recognition. Consulting service orders that have expired are excluded from backlog.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that could impact Chordiant’s conversion of backlog as recognizable revenue, such as Chordiant’s progress in completing projects for its customers, Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables and customers increasing the scope or duration of a contract causing license revenue to be deferred for a longer period of time.

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result, we may not be able to recognize expected revenue from backlog.

For the fiscal year ended September 30, 2007, we entered into several large customer orders resulting in a significant portion of our near term license revenues being recognized under the percentage-of-completion method of accounting such that our deferred revenue balance increased. A portion of these orders continue to require consulting services that are essential to the functionality of the respective licenses.

Implementation by Third Parties. Over time, as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues to evolve, certain agreements with customers may transition from a contract accounting model to a more traditional revenue model whereby revenues are recorded upon delivery ..

Service Revenues. Service revenues as a percentage of total revenues were 70%, 57%, and 58% for the years ended September 30, 2008, 2007, and 2006, respectively. We expect that service revenues will represent between 55% and 70% of our total revenues in the foreseeable future.

Revenues from International Customers versus North America. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the fiscal years ended September 30, 2008, 2007, and 2006, international revenues were $54.2 million, $58.8 million, and $37.5 million or approximately 48%, 47% and 38% of our total revenues, respectively. We believe international revenues will continue to represent a significant portion of our total revenues in future periods. The significant increase in international revenue for year ended September 30, 2007 as compared to the year ended September 30, 2006 was due to an improved economy for the region as well as an improved sales production for the region resulting from the new management team that was put in place during fiscal year 2007. International revenues were favorably impacted for the year ended September 30, 2007, as compared to the year ended September 30, 2006, as both the British Pound and the Euro increased in average value by approximately 9% and 8%, respectively, as compared to the U.S. Dollar. In future periods, the Company plans to pursue revenue opportunities in several emerging markets including Eastern Europe, Russia, China, and India. We believe international revenues will represent a larger portion of our total revenues as we expand into emerging markets.

For the fiscal years ended September 30, 2008, 2007, and 2006, North America revenues were $58.8 million, $65.7 million, and $60.0 million or approximately 52%, 53%, and 62% of our total revenues, respectively. We believe North America revenues will continue to represent 40% to 60% of our total revenues in the future.

Gross Margins. Management focuses on license and service gross margins in evaluating our financial condition and operating performance. Gross margins on license revenues were 97%, 97%, and 96% for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenues were 57%, 57%, and 46% for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The increase in gross margins for the year ended September 30, 2007 is primarily due to improved consulting services utilization rates and increased support and maintenance revenue. We expect that gross margins on service revenue to range between 50% and 60% in the foreseeable future.

Costs Related to Compliance with the Sarbanes-Oxley Act of 2002. In addition to audit fees, significant professional service expenses are included in general and administrative costs relating to efforts to comply with the Sarbanes-Oxley Act of 2002. For the fiscal years ended September 30, 2008, 2007, and 2006, these costs were $0.5 million, $1.0 million, and $1.8 million, respectively. While these costs are expected to continue into the next fiscal year, the decline in amount and timing of the costs through fiscal year 2009 is uncertain as compared to the costs incurred for the year ended September 30, 2008.

Costs Related to Stock Option Investigation. For the fiscal years ended September 30, 2007 and 2006, significant outside professional services are included in general and administrative expense associated with the Company’s stock option investigation which began in July 2006 and was completed during the quarter ended March 31, 2007. This issue is more fully described in the in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” in Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended September 30, 2006. For the year ended September 30, 2007 and 2006, these costs were $1.8 and $1.2 million, respectively. We have not incurred any additional costs since the quarter ended March 31, 2007 and do not expect to incur such costs in future periods.

Cost to Amend Eligible Options. In July 2006, our Board of Directors, or the Board, initiated a review of our historical stock option grant practices and appointed the Audit Committee to oversee the investigation. The Audit Committee determined that the correct measurement dates for a number of stock option grants made by us during the period 2000 to 2006, or Review Period, differed from the measurement dates previously used to account for such option grants. The Audit Committee identified errors related to the determination of the measurement dates for grants of options where the price of our common stock on the selected grant date was lower than the price on the actual grant date which would permit recipients to exercise these options at a lower exercise price. As such, these affected stock options are deemed, for accounting purposes, to have been granted at a discount. Based on the determination made for accounting purposes, the discounted options (for accounting purposes) may now be deemed to have been granted at a discount for tax purposes, which may expose the holders of these impacted stock option grants to potentially adverse tax treatment under Section 409A of the Internal Revenue Code and state law equivalents. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant offered certain optionees the opportunity to increase the exercise price of the discounted options to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. On April 26, 2007, eligible optionees finalized their elections under the offer and were awarded a cash payment equal to the price differential of the Amended Options. These payments were treated as bonus payments. These cash payments were approximately $0.3 million and were paid out in January 2008.

Reductions in Workforce. Subsequent to our fiscal year ended September 30, 2008, the Company initiated a restructuring plan, the 2008 Restructuring, intended to align its resources and cost structure with expected future revenues. The 2008 Restructuring plan included reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2008 Restructuring plan included a reduction of approximately 13% of the Company’s permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, the Company estimates that it will record pre-tax cash restructuring charges in the first quarter of fiscal year 2009, of approximately $0.8 to $0.9 million, including $0.7 to $ 0.8 million for severance costs and approximately $0.1 million for other contract termination costs. The Company anticipates that all of the aggregate charges will result in cash expenditures, the majority of which are to be paid in the first quarter of fiscal year 2009.

On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. The Company reduced its headcount across all functions of the organization. Chordiant plans to reallocate resources in support of growth opportunities in emerging markets as well as adding headcount in revenue generating areas such as sales and alliances. Chordiant incurred approximately $0.5 million in expenses in the third quarter of fiscal year 2008 in connection with this reduction of force. As these costs did not meet the criteria of SFAS 146 to qualify as restructuring expenses, the expenses were charged as operating expenses to the respective functional areas.

In October 2006, the Company initiated a restructuring plan intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of services resources worldwide, an elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain-based sales and pre-sales teams.

The restructuring plan included an immediate reduction in positions of slightly more than 10% of the Company's workforce, consolidation of our European facilities, and the closure of our France office. A majority of the positions eliminated were in Europe. The plan was committed to on October 24, 2006, and we began notifying employees on October 25, 2006.

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

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.4 million restructuring expense for the fiscal year ended September 30, 2007.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles or GAAP in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Revenue Recognition. We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support services or PCS, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to period to period and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

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

We recognize revenue for PCS ratably over the support period which typically ranges from one to five years.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $25.5 million with an allowance for doubtful accounts of $0.6 million as of September 30, 2008. Our gross accounts receivable balance was $28.5 million (including long-term accounts receivable of $0.9 million) with an allowance for doubtful accounts of $0.2 million as of September 30, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Based upon current economic conditions, the Company has reviewed accounts receivable and has recorded allowances as deemed necessary.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal year 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2008 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 5% or 1% change in the estimated value of the option being valued using the Black-Scholes model. See Note 12 to the Consolidated Financial Statements for detailed information regarding stock-based compensation expense.

Accounting for Income Taxes. As part of the process of preparing our Consolidated Financial Statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Operations.

At September 30, 2008, we have $75.8 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs). Historically, we have maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $10.0 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our net operating losses (NOLs) residing in the United Kingdom. Accordingly, we have released (eliminated) $10.0 million of the valuation allowance on our DTAs, of which $9.5 million is recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million is recognized as a credit (reduction) to the provision for income taxes. In future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is discussed in Note 11 to the Consolidated Financial Statements.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. To date, we have not identified any triggering events noted above. While the recent decline in our stock price and negative economic trends have lowered our market capitalization at September 30, 2008, our market capitalization is still at the levels significantly higher than our book value.

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period including September 30, 2008 and 2007 and performed Step 1 of the goodwill impairment analysis required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2008 and 2007 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

In the fiscal year ended September 30, 2008, we reduced goodwill by $9.5 million. The adjustment relates to a tax benefit attributable to our acquisition in the United Kingdom. The adjustment of goodwill is discussed in Note 11 to the Consolidated Financial Statements.

Restructuring Expenses. In the past several years, we have implemented various cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring expenses related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts. See Note 6 to the Consolidated Financial Statements for detailed information regarding restructuring expenses.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and loses are included as part of Accumulated Other Comprehensive Income within our Consolidated Balance Sheet for all periods presented.

Historically the settlement of long term intercompany balances has not been planned or anticipated. As a result, accumulated foreign currency gains and losses associated with these intercompany balances have been included in “Accumulated Other Comprehensive Income (Loss)” on the Consolidated Balance Sheets. While the Company has no current intent to settle these long term accounts, circumstances could change at some point in the future. For example, the transfer of cash balances currently held by international subsidiaries to the parent company in the U.S. might be considered as a source of funds for potential merger and acquisition activity or additional share repurchase programs. In the event that the entities were to plan to settle such long term intercompany balances, any associated accumulated foreign currency gain or loss would need to be reclassified to the Consolidated Statement of Operations, resulting in a realized gain or loss. The amount of the gain or loss would be dependent upon the exchange rates in effect when settlement was planned or anticipated.

The foreign currency gains or losses are dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States Dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly different than those reported in previous periods. At September 30, 2008, approximately $39.3 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Recent Accounting Pronouncements

See Note 5 to the Consolidated Financial Statements for detailed information regarding status of new accounting standards that are not yet effective for us.

Results of Operations

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Consolidated Financial Statements included elsewhere in this Annual Report.

	Years Ended September 30,
	2008		2007		2006

Consolidated Statements of Operations Data:
Revenues:
License	$34,111	30%	$54,052	43%	$40,514	42%
Service	78,853	70	70,495	57	57,022	58
Total revenues	112,964	100	124,547	100	97,536	100
Cost of revenues:
License	1,059	1	1,813	2	1,690	2
Service	34,012	30	30,329	24	30,566	31
Amortization of intangible assets	1,211	1	1,211	1	1,211	1
Total cost of revenues	36,282	32	33,353	27	33,467	34
Gross profit	76,682	68	91,194	73	64,069	66
Operating expenses:
Sales and marketing	34,722	31	32,597	26	33,616	34
Research and development	25,598	22	27,546	22	25,858	27
General and administrative	17,995	16	19,898	16	20,445	21
Restructuring expense	—	—	6,543	6	—	—
Total operating expenses	78,315	69	86,584	70	79,919	82
Income (loss) from operations	(1,633)	(1)	4,610	3	(15,850)	(16)
Interest income, net	2,383	2	2,198	2	1,120	1
Other income (expense), net	417	—	822	1	(627)	—
Income (loss) before income taxes	1,167	1	7,630	6	(15,357)	(15)
Provision for income taxes	102	—	1,602	1	644	1
Net income (loss)	$1,065	1%	$6,028	5%	$(16,001)	(16)%

Comparison of the Year Ended September 30, 2008 to the Year Ended September 30, 2007

Revenues

License Revenue.  The increase or decrease of license revenue occurring within the three different product groups is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. Licenses sold with essential consulting services are generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion method is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
License Revenue:
Enterprise solutions	$19,615	$37,648	$(18,033)	(48)%
Marketing solutions	6,744	6,013	731	12
Decision management solutions	7,752	10,391	(2,639)	(25)
Total license revenue	$34,111	$54,052	$(19,941)	(37)%

Total license revenue decreased $19.9 million, or 37%, for the year ended September 30, 2008 compared to the same period of the prior year. The decrease in license revenue is the result of fewer sales transactions and transactions of smaller magnitude being executed in the current year. In the quarter ended June 30, 2007, we recognized license revenue that was deferred in the previous quarters. These revenues were deferred as they were related to an undelivered license element that was subsequently delivered in the June 2007 quarter.

Service Revenue. Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Service Revenue:
Enterprise solutions	$54,805	$51,584	$3,221	6%
Marketing solutions	12,721	12,369	352	3
Decision management solutions	11,327	6,542	4,785	73
Total service revenue	$78,853	$70,495	$8,358	12%

Total service revenue increased $8.4 million or 12 % for the year ended September 30, 2008 compared to the same period of the prior year. The increase in service revenue is primarily related to increases from $6.3 million of support and maintenance revenue, $0.5 million from consulting revenue, $0.8 million from training revenue and $0.8 million from expense reimbursement revenue. Support and maintenance revenue increased due to an increase number of customers subscribing to the service. If existing customers do not renew support and maintenance contracts, service revenues could decline. The changes in foreign exchange rates may also cause revenues related to prepaid contracts to be lower than ultimately recognized as revenue.

Cost of Revenues

License. Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Cost of license revenue	$1,059	$1,813	$(754)	(42)%
Percentage of total revenue	1%	2%

Cost of license revenues decreased $0.7 million or 42% for the year ended September 30, 2008 as compared to the same period of the prior year. The decrease was primarily from the reduction of royalty expense resulting from the decrease of 37% in license revenue.

Service. Cost of service revenues consists primarily of personnel, third party consulting, facility costs, and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS. The following table sets forth our cost of service revenues for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Cost of service revenue	$34,012	$30,329	$3,683	12%
Percentage of total revenue	30%	24%

Cost of service revenue increased by $3.7 million or 12% for the year ended September 30, 2008 as compared to the same period of the prior year. The increase was primarily from increases of $0.3 million in employee related costs, $3.5 million of consultant expense, $0.2 million of sales events, $0.1 million in travel expense offset by decreases of $0.1 million in legal services and $0.3 million in support and maintenance expense. The increase in consultant expense is the result of reduction of average headcount of 25% year over year. The 12% increase in cost is consistent with the 12% increase in service revenue.

Amortization of Intangible Assets (included in Cost of Revenues). Amortization of intangible assets cost consists of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Amortization of intangible assets	$1,211	$1,211	$—	—%
Percentage of total revenue	1%	1%

These costs are solely related to the $6.1 million of intangible assets associated with the acquisition of KiQ in December 2004. We expect amortization expense for intangible assets to be $1.2 million in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee compensation and benefits, commissions and bonuses, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Sales and marketing costs	$34,722	$32,597	$2,125	7%
Percentage of total revenue	31%	26%

Sales and marketing expenses increased $2.1 million or 7% for the year ended September 30, 2008 as compared to the same period of the prior year. The increase was primary from increases of $1.8 million in third party consultant and commission expense, $0.2 million in recruiting expense, $0.2 million in facility expense, and $0.2 million in travel expense offset by decrease of $0.2 million in employee related costs. Employee related costs decreased primarily from the decrease of $3.5 million of commissions paid offset by increases of $2.8 million of employee salaries and related costs as we increased headcount for sales personnel year over year, $0.3 million in bonuses paid, and $0.2 million of stock-based compensation. The increase in consultant expense is primarily from hiring of consultants in emerging markets.

Research and Development. Research and development expenses are composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation and benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Research and development costs	$25,598	$27,546	$(1,948)	(7)%
Percentage of total revenue	22%	22%

Research and development expense decreased $1.9 million or 7% for the year ended September 30, 2008 as compared to the same period of the prior year. The decrease was primarily from decreases of $1.4 million in employee related costs, $0.1 million in consultant expense, $0.2 million in facility expense, and $0.3 million in travel expense offset by an increase of $0.1 million in recruiting expense. Employee related costs decreased primarily from decreases in employee bonuses paid.

General and Administrative. General and administrative expenses is composed primarily of costs associated with our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation and benefits, bonuses, stock compensation expense, facilities, professional fees, including audit costs and costs for Sarbanes-Oxley Act of 2002 (SOX) consultants. The following table sets forth our general and administrative expenses for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
General and administrative costs	$17,995	$19,898	$(1,903)	(10)%
Percentage of total revenue	16%	16%

General and administrative expense decreased $1.9 million or 10% for the year ended September 30, 2008 as compared to the same period of the prior year. The decrease is primarily from decreases of $1.1 million from professional services, $0.7 million in employee related costs, $0.3 million in consultant expense, and $0.4 million in facility expense offset by increases of $0.5 million in other expenses related to U.S. state franchise taxes and bad debt expense. The decrease in professional services is primarily related to the stock option investigation that occurred in fiscal year 2007. Employee related costs decreased primarily from decreases in the level of employee bonuses earned.

Restructuring Expense. In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than 10% of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe. We recorded a pre-tax cash restructuring charge of $6.1 million as calculated using the net present value of the related costs as required by SFAS 146. During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. Also during March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. In quarter ended December 31, 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which released us from any future rent liabilities subsequent to January 2008. All termination payments have now been made.

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

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded a charge associated with the long term lease which expires in January 2011. In the March 2007 quarter, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructure charge was recorded in 2002. This change in estimate resulted in a $0.4 million charge to restructuring in the quarter ended March 31, 2007.

Stock-based Compensation (included in individual Operating Expense and Cost of Revenue Categories). The following table sets forth our stock-based compensation expense in terms of absolute dollars and functional breakdown for the years ended September 30, 2008 and 2007 (in thousands):

	Years Ended September 30,
	2008	2007
Stock-based compensation expense:
Cost of revenues	$490	$313
Sales and marketing	922	744
Research and development	586	546
General and administrative	2,127	1,417
Total stock-based compensation expense	$4,125	$3,020

For the year ended September 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.1 million which is a combination of $3.8 million associated with stock options, $0.3 million associated with restricted stock awards or RSAs, and zero associated with restricted stock awards or RSUs. For the year ended September 30, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.0 million which is a combination of $2.8 million associated with stock options and $0.2 million associated with RSAs. Stock option expense increased from fiscal year 2007 to 2008, in part, due to lower expected forfeiture rate for 2008.

Interest Income, Net

Interest Income, Net.  Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and marketable securities, offset by interest expense incurred in connection with our capital leases and letters of credit and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net, in terms of absolute dollars for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%

Interest income, net	$2,383	$2,198	$185	8%
Percentage of total revenue	2%	2%

Interest income, net, increased $0.2 million or 8% for the year ended September 30, 2008 as compared to the same period of the prior year. The increase is primarily from interest income earned from the United Kingdom where the Company held cash and cash equivalents in accounts that earned a higher return of interest income than in the prior year. Average balances were also higher for the first half of the fiscal year.

Other Income (Expense), Net

Other Income (Expense), Net.  These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign subsidiaries with different functional currencies than the U.S. Dollar. The following table sets forth our other income (expense), net in terms of absolute dollars for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%

Other income (expense), net	$417	$822	$(405)	(49)%
Percentage of total revenue	—%	1%

Other income decreased $0.4 million or 51% for the year ended September 30, 2008 as compared to the same period of the prior year primarily due to higher net transaction losses associated with the re-measurement of our short-term intercompany balances.

Provision for Income Taxes

Provision for Income Taxes. Our provision for income taxes is $0.1 million and $1.6 million for the years ended September 30, 2008 and 2007, respectively. The $1.5 million decrease in income taxes is primarily due to the reduction of taxable income, the reversal of valuation allowance on deferred tax assets of $0.5 million and a decrease of $0.6 million in unrecoverable withholding tax payments related to sales transactions that occurred in Turkey and Poland compared to fiscal year 2007. The remainder of our provision is attributable to taxes on earnings from our foreign subsidiaries and certain U.S. state income taxes.

At September 30, 2008, we have $75.8 million in gross DTAs attributable principally to our NOLs. Historically, we have maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $10.0 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. Accordingly, we have released (eliminated) $10.0 million of the valuation allowance on our DTAs, of which $9.5 million is recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million is recognized as a credit (reduction) to the provision for income taxes. In future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. At September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

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

Total license revenue increased $13.5 million, or 33%, for the year ended September 30, 2007 compared to the same period of the prior year. A significant portion of this increase is attributable to a single customer that purchased a perpetual product license as part of a $20.0 million agreement. The value of this agreement has been allocated as follows: $12.2 million to license fees, $7.1 million to support and maintenance fees expected to be recognized over a five year period, and $0.7 million to consulting fees. The license amount was recorded as deferred license revenue at the inception of the agreement and was recognized on a percentage-of-completion basis due to the essential services required for the functionality of the software. For the year ended September 30, 2007, $11.3 million of license revenue had been recognized in connection with this agreement.

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

	Years Ended September 30,
	2007	2006	Change	%
Service Revenue:
Enterprise solutions	$51,584	$39,911	$11,673	29%
Marketing solutions	12,369	12,996	(627)	(5)
Decision management solutions	6,542	4,115	2,427	59
Total service revenue	$70,495	$57,022	$13,473	24%

Total service revenue increased $13.5 million or 24% for the year ended September 30, 2007 compared to the same period of the prior year. The $13.5 million increase is primarily related to increases of $8.9 million in PCS revenue, $5.2 million in consulting revenue, $0.5 million in reimbursement of out-of-pocket expense revenue offset by a decrease of $1.0 million in training revenue. The increase in PCS revenue is a function of the growth in new license bookings sold with PCS agreements combined with the renewal of existing PCS customers at a rate in excess of existing customers, declining the service in the year of renewal. The increase in consulting revenue is a direct result of the growth in license revenue as the majority of our customers normally use some form of our consulting services in connection with their project.

Cost of Revenues

License. Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

	Years Ended September 30,
	2007	2006	Change	%
Cost of license revenue	$1,813	$1,690	$123	7%
Percentage of total revenue	2%	2%

Cost of license revenues increased $0.1 million or 7% for the year ended September 30, 2007 as compared to the same period of the prior year. The primary reason for the increase was due to the growth of license revenue year-over-year leading to an increase in third party royalty costs combined with the higher amortization costs.

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

Amortization of Intangible Assets (included in Cost of Revenues). Amortization of intangible assets cost consists of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses are composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee salaries, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

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

General and Administrative. General and administrative expenses is composed primarily of costs associated with our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee salaries, bonuses, stock compensation expense, benefits, facilities, professional fees, including audit costs and costs for Sarbanes-Oxley Act of 2002 (SOX) consultants and the concluded stock option review. The following table sets forth our general and administrative expenses in terms of absolute dollars for the years ended September 30, 2007 and 2006 (in thousands, except percentages):

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

Restructuring Expense. In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than ten percent of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe. See Note 6 to the Consolidated Financial Statements for detailed information regarding restructuring expenses.

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

For the year ended September 30, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.0 million which is a combination of $2.8 million associated with stock options and $0.2 million associated with restricted stock awards. For the year ended September 30, 2006, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.7 million which was a combination of $2.7 million related to stock options and $2.0 million associated with restricted stock awards. The decrease in total compensation expense of $1.7 million year-over-year is primarily attributed to a reduction in restricted stock expense of $1.8 million, of which $1.0 million of the reduction is due to the restricted stock associated with the KIQ acquisition which became fully amortized during 2007. The remaining decrease is the result of restricted stock cancellations granted in prior years to two key executives who left the company in the quarter ending December 2006.

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

Other Income (Expense), Net

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

Provision for Income Taxes

Provision for Income Taxes. Our provision for income taxes was $1.6 million and $0.6 million for the years ended September 30, 2007 and 2006, respectively. The $1.0 million increase income taxes was primarily due to $0.8 million of unrecoverable withholding tax payments related to sales transactions that occurred in Turkey and Poland during the year ended September 30, 2007. The remainder of our provision is attributable to taxes on earnings from our foreign subsidiaries, U.S. federal alternative minimum taxes and certain U.S. state income taxes.

Our deferred tax assets at September 30, 2007 and 2006 primarily related to net operating loss carryforwards, nondeductible allowances and research and development tax credits. We had recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit was not considered by management to be more-likely-than-not at September 30, 2007 and 2006..

Liquidity and Capital Resources

Prior to the fiscal year ended September 30, 2007, we had not been profitable and we had financed any shortfall from our operating activities through the issuance of our common stock. In fiscal year 2008, we used cash in operating and financing activities, but generated cash from investing activities. In addition, we repurchased and retired $18.6 million of our common stock. It is anticipated that our current cash balances are adequate to fund operations for fiscal year 2009.

Our cash, cash equivalents, and restricted cash are principally held in operating accounts, money market accounts, and certificates of deposit. The balances of these accounts totaled $55.5 million and $78.3 million at September 30, 2008 and 2007, respectively.

Operating Activities

Cash used in operating activities was $13.7 million during the year ended September 30, 2008, which consisted primarily of our net income of $1.1 million adjusted for non-cash items (depreciation, amortization, non-cash stock-based compensation expense, provision for doubtful accounts, and other non-cash charges) aggregating approximately $8.1 million and the net cash outflow effect from changes in assets and liabilities of approximately $22.9 million. This net cash outflow effect from changes in assets and liabilities was primarily related to decreases in deferred revenue of $19.4 million, other liabilities of $4.2 million, other assets of $0.3 million, accounts payable of $0.2 million offset by increases in accounts receivable of $1.1 million and prepaid expenses and other current assets of $0.1 million. Deferred revenues declined as revenues were recognized at a rate faster than new bookings were recorded.

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

Investing Activities

Cash provided by investing activities during the year ended September 30, 2008 was $10.7 million. The cash provided was primarily from $17.3 million of proceeds from the maturity of marketable securities and $0.2 million from the release of restricted cash. The cash provided was offset by $5.1 million purchase of marketable securities, $1.3 million for the purchased property and equipment and $0.4 million of capitalized porting software costs. The purchase of property and equipment was primarily for computer equipment and software used for day-to-day operations.

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

Financing Activities

Cash used in financing activities during the year ended September 30, 2008 was $17.9 million. The amount includes $18.6 million used in the repurchase of common stock offset by $0.7 million in proceeds from stock option exercises. The majority of stock options outstanding have strike prices that exceed the current market value, accordingly we do not anticipate significant proceeds from stock option exercises in the near term.

Cash provided by financing activities during the year ended September 30, 2007 was $6.2 million. The amount relates to $6.2 million in proceeds from stock option exercises and $0.1 million from excess tax benefits from stock based compensation, offset by payments of $0.1 million on capital lease obligations. We paid off the remainder of the capital lease obligations during the year ended September 30, 2007.

Cash provided by financing activities during the year ended September 30, 2006 was $2.0 million. The amount relates to $2.2 million in proceeds from stock option exercises, offset by payments of $0.2 million on capital lease obligations.

Revolving Line of Credit

See Note 8 to the Consolidated Financial Statements for detailed information regarding our revolving line of credit.

Contractual Obligations

Ness

We entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and our internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by us, subject to the payment of a termination fee. From 2004 to 2008 we further expanded our agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of us without the payment of a termination fee. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 8 to the Consolidated Financial Statements). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Leases

Operating lease obligations in the table below include approximately $1.6 million for our Boston, Massachusetts facility operating lease commitments that are included in Restructuring expenses. As of September 30, 2008, the Company has $0.7 million in sublease income contractually committed for future periods relating to this facility. See Notes 6 and 9 to the Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table below includes this lease commitment.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2008, we estimate that approximately $0.3 million will be required to fulfill these obligations

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

The following table presents certain payments due under contractual obligations as of September 30, 2008 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2009	Due in 2010-2011	Due in 2012-2013	Thereafter
Operating lease obligations	$12,757	$3,163	$5,853	$3,480	$261
Asset retirement obligations	334	—	146	188	—
Total	$13,091	$3,163	$5,999	$3,668	$261

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other Long-Term Liabilities in our Consolidated Balance Sheets. In fiscal year 2008, less than $0.3 million of gross unrecognized tax benefits is related to long term FIN 48 liabilities. As of September 30, 2008, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Consolidated Financial Statements for additional information.

We believe that the effects of our strategic actions implemented to reduce costs in a period of declining revenues will be adequate to generate sufficient cash flows from operations, which, when combined with existing cash balances, we anticipate will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens further, additional declines in cash balances could occur.

We anticipate that operating expenses will continue to be a material use of our cash resources. We may continue to utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines or repurchase and retire additional shares of outstanding common stock. In the long-term, we may require additional funds to support our working capital and operating expense requirements or for other purposes, and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. Failure to generate sufficient revenues or to control spending could adversely affect our ability to achieve our business objectives.

Indemnification

See Note 9 to the Consolidated Financial Statements for detailed information regarding our indemnifications.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

The following table presents the amounts of restricted cash that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2008 (in thousands):

	September 30, 2008	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$89	$89	2.0%
Total restricted cash and marketable securities	$89	$89	2.0%

The following table presents the amounts of restricted cash and marketable securities that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2007 (in thousands):

	September 30, 2007	Fair Value	Average Interest Rates

Restricted cash invested in short-term investments	$311	$311	2.8%
Marketable securities	12,159	12,159	5.0%
Total restricted cash and marketable securities	$12,470	$12,470	4.9%

Interest Rate Risk. As of September 30, 2008, our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, and short-term certificates of deposit. We currently invest our excess cash in money market accounts and certificates-of-deposit with maturities of less than one year. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates. As of September 30, 2008, the Company held no fixed rate securities.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash and marketable securities, the Company performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of September 30, 2008, interest income would decline by less than $0.1 million. Assuming consistent investment levels as of September 30, 2007, interest income would decline by $0.1 million.

Foreign Currency Risk. International revenues accounted for approximately 48% of total revenues for the year ended September 30, 2008, compared to 47% of total revenues for the year ended September 30, 2007. International revenues decreased $4.7 million or 8% compared to the prior year. The Company’s international operations increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates from 2008, our international revenues for 2008 would have been higher than we reported by approximately $0.2 million and our international income from operations would have been higher than $0.1 million. Using the average foreign currency exchange rates from 2007, our international revenues for 2008 would have been lower than we reported by approximately $1.8 million and our international income from operations would have been lower than we reported by $0.3 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of Accumulated Other Comprehensive Income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the years ended September 30, 2008, 2007 and 2006, we recorded net foreign currency transaction gains and (losses), of approximately ($0.3) million, $0.6 million, and ($0.5 million), respectively, which were recorded in Other income (expense), net, in the Consolidated Statements of Operations.

During the quarter ended September 30, 2008, the value of the Pound Sterling and Euro decreased approximately 5% and 7% against the US dollar, respectively. In addition for the month of October 2008, the value of the Pound Sterling and the Euro decreased an additional 6% and 7% against the US dollar, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Years Ended September 30, 2008, 2007 and 2006.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chordiant Software, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Chordiant Software, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2008.  We have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chordiant Software, Inc. at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 18, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
November 18, 2008

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$55,516	$77,987
Marketable securities	—	12,159
Accounts receivable, net	24,873	27,381
Prepaid expenses and other current assets	8,168	5,352
Total current assets	88,557	122,879
Property and equipment, net	3,165	3,638
Goodwill	22,608	32,044
Intangible assets, net	1,514	2,725
Deferred tax assets—non-current	6,849	—
Other assets	2,007	3,529
Total assets	$124,700	$164,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,711	$8,080
Accrued expenses	9,456	13,804
Deferred revenue, including related party balances of nil and $116 at September 30, 2008 and 2007, respectively	33,503	44,548
Total current liabilities	50,670	66,432
Deferred revenue—long-term	12,831	23,434
Other liabilities—non-current	818	646
Restructuring costs, net of current portion	529	942
Total liabilities	64,848	91,454

Commitments and contingencies (Notes 6, 8, 9, and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized (500 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding at September 30, 2008 and 2007	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,076 and 33,221 shares issued and outstanding at September 30, 2008 and 2007, respectively	30	33
Additional paid-in capital	281,910	295,650
Accumulated deficit	(225,850)	(226,915)
Accumulated other comprehensive income	3,762	4,593
Total stockholders’ equity	59,852	73,361
Total liabilities and stockholders’ equity	$124,700	$164,815

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006

Revenues:
License	$34,111	$54,052	$40,514
Service, including related party items aggregating $116, $252, and $663 for years ended September 30, 2008, 2007, and 2006, respectively	78,853	70,495	57,022
Total revenues	112,964	124,547	97,536
Cost of revenues:
License	1,059	1,813	1,690
Service, including related party items aggregating nil, $72, and $669 for the years ended September 30, 2008, 2007, and 2006, respectively	34,012	30,329	30,566
Amortization of intangible assets	1,211	1,211	1,211
Total cost of revenues	36,282	33,353	33,467
Gross profit	76,682	91,194	64,069
Operating expenses:
Sales and marketing	34,722	32,597	33,616
Research and development	25,598	27,546	25,858
General and administrative	17,995	19,898	20,445
Restructuring expense	—	6,543	—
Total operating expenses	78,315	86,584	79,919
Income (loss) from operations	(1,633)	4,610	(15,850)
Interest income, net	2,383	2,198	1,120
Other income (expense), net	417	822	(627)
Income (loss) before income taxes	1,167	7,630	(15,357)
Provision for income taxes	102	1,602	644
Net income (loss)	$1,065	$6,028	$(16,001)

Net income (loss) per share:
Basic	$0.03	$0.19	$(0.51)
Diluted	$0.03	$0.18	$(0.51)

Weighted average shares used in computing net income (loss) per share:
Basic	31,658	32,425	31,073
Diluted	31,957	33,261	31,073

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September30, 2005	31,395	$31	$281,696	$(2,112)	$216,942	$2,484	$65,157
Comprehensive loss:
Net loss	—	—	—	—	(16,001)	—	(16,001)
Foreign currency translation gain	—	—	—	—	—	1,212	1,212
Total comprehensive loss	—	—	—	—	—	—	(14,789)
Exercise of stock options and warrants	513	1	2,025	—	—	—	2,026
Stock-based compensation-stock options related to acquisitions	—	—	756	—	—	—	756
Stock-based compensation-stock options	—	—	3,475	—	—	—	3,475
Stock-based compensation-restricted stock	—	—	463	—	—	—	463
Cancellation of restricted stock	(8)	—	—	—	—	—	—
Issuance of restricted stock	130	—	—	—	—	—	—
Issuance of common stock, net of offering costs, and restricted stock related to acquisitions	—	—	137	—	—	—	137
Reclassification of deferred compensation due to adoption of SFAS 123R	—	—	(2,112)	2,112	—	—	—
Balance at September 30, 2006	32,030	32	286,440	—	(232,943)	3,696	57,225
Comprehensive income:
Net income	—	—	—	—	6,028	—	6,028
Unrealized gain/loss on marketable securities, net	—	—	—	—	—	(2)	(2)
Foreign currency translation gain	—	—	—	—	—	899	899
Total comprehensive income	—	—	—	—	—	—	6,925
Exercise of stock options	1,328	1	6,113	—	—	—	6,114
Cancellation of restricted stock	(137)	—	—	—	—	—	—
Stock-based compensation-stock options	—	—	2,870	—	—	—	2,870
Stock-based compensation-restricted stock	—	—	150	—	—	—	150
Tax benefit from stock options	—	—	77	—	—	—	77
Balance at September 30, 2007	33,221	33	295,650	—	(226,915)	4,593	73,361
Comprehensive income:
Net income	—	—	—	—	1,065	—	1,065
Unrealized gain/loss on marketable securities, net	—	—	—	—	—	2	2
Foreign currency translation loss	—	—	—	—	—	(833)	(833)
Comprehensive income	—	—	—	—	—	—	234
Exercise of stock options	135	0	730	—	—	—	730
Issuance of restricted stock	71	—	—	—	—	—	—
Repurchase and retirement of common stock	(3,351)	(3)	(18,595)	—	—	—	(18,598)
Stock-based compensation-stock options	—	—	3,777	—	—	—	3,777
Stock-based compensation-restricted stock	—	—	348	—	—	—	348
Stock-based compensation-restricted stock units	—	—	0	—	—	—	—
Balance at September 30, 2008	30,076	$30	$281,910	$—	$(225,850)	$3,762	$59,852

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,065	$6,028	$(16,001)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,766	1,611	1,238
Amortization of intangibles and capitalized software	2,149	2,133	2,111
Non-cash stock-based compensation expense	4,125	3,020	4,695
Excess tax benefits from stock-based compensation	—	(77)	—
Provision (reversal) for doubtful accounts	663	82	(9)
Benefit from income tax- non-cash	(511)	—	—
(Gain)/loss on disposal of assets	(8)	673	40
Accretion of discounts on investments	(56)	(131)	—
Other non-cash charges	—	445	140
Changes in assets and liabilities:
Accounts receivable	1,129	(11,825)	292
Prepaid expenses and other current assets	96	(59)	(1,028)
Other assets	(249)	2,585	(136)
Accounts payable	(222)	238	3,004
Accrued expenses, other long term liabilities and restructuring	(4,245)	(2,383)	6,106
Deferred revenue	(19,383)	36,573	2,793
Net cash provided by (used in) operating activities	(13,681)	38,913	3,245
Cash flows from investing activities:
Property and equipment purchases	(1,353)	(2,809)	(1,694)
Capitalized product development costs	(413)	(257)	(250)
Proceeds from disposal of property and equipment	—	—	11
Proceeds from release of restricted cash	223	215	1,893
Purchases of marketable securities and short term investments	(5,099)	(18,028)	—
Proceeds from sale and maturities of short term investments	17,322	6,000	—
Net cash provided by (used in) investing activities	10,680	(14,879)	(40)
Cash flows from financing activities:
Proceeds from exercise of stock options	730	6,191	2,250
Repurchase of common stock	(18,598)	—	—
Payment on capital leases	—	(96)	(213)
Excess tax benefits from stock-based compensation	—	77	—
Net cash provided by (used in) financing activities	(17,868)	6,172	2,037
Effect of exchange rate changes	(1,602)	2,503	1,490
Net increase (decrease) in cash and cash equivalents	(22,471)	32,709	6,732
Cash and cash equivalents at beginning of the year	77,987	45,278	38,546
Cash and cash equivalents at end of the year	$55,516	$77,987	$45,278
Supplemental cash flow information:
Cash paid for interest	$2	$3	$17
Cash paid for taxes	$567	$1,669	$360

Supplemental non-cash investing and financing activities:
Receivable related to issuance of stock options	$—	$—	$77
Cashless exercise of stock warrants	$—	$—	$450

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Chordiant Software, Inc., or the Company, or Chordiant, is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in insurance, healthcare, telecommunications, financial services, retail and other consumer direct industries.. The Company was incorporated in California in March 1991 and reincorporated in Delaware in October 1997.

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, the Company evaluates the estimates, including those related to our allowance for doubtful accounts, valuation of stock-based compensation, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring expenses, contingencies, fair value of Vendor Specific Objective Evidence or VSOE in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ materially from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform to the current year’s presentation.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. The Company invests primarily in money market funds as these investments have historically been subject to minimal credit and market risks.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Historically the Company’s marketable securities have been classified as available-for-sale. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of Stockholder’s Equity, net of any tax effect. Realized gains and losses and declines in value determined by management to be other than temporary on these investments are included in interest income and expense when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. As of September 30, 2008 and 2007, there were zero and $12.2 million, respectively of marketable securities held by the Company, respectively.

Restricted Cash

At September 30, 2008 and 2007, interest bearing certificates of deposit were classified as restricted cash. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations.  These restricted cash balances are classified in Prepaid Expenses and Other Current Assets and in Other Assets in the Consolidated Balance Sheets.  See Note 3 for restricted cash balances at each balance sheet date.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of these instruments. The reported amount of borrowings approximates fair value because of the market value interest rates that these debts bear.

During the years ended September 30, 2008, 2007, and 2006, the Company did not enter into any foreign currency forward exchange contracts.

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

Software license revenue is recognized in accordance with the AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” or collectively SOP 97-2.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Revenue for PCS is recognized ratably over the support period which typically ranges from one to five years.

Training and consulting services revenue is recognized as such services are performed on an hourly or daily basis for time and material contracts. For consulting services arrangements with a fixed fee, revenue is recognized on a percentage-of-completion basis.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Stock-based Compensation

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards or RSAs, restricted stock units or RSUs, and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Consolidated Financial Statements for the years ended September 30, 2008, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period under SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended September 30, 2008, 2007 and 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed the method of expense attribution from the vested graded to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the vested graded method of expense attribution while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended September 30, 2008, 2007, and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

There was no stock-based compensation expense related to the ESPP recognized during the years ended September 30, 2008, 2007 and 2006. See Note 12 for additional information.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, and certificates-of-deposit. The Company has cash and cash equivalents with various large banks and institutions domestically and internationally. As of September 30, 2008, the Company held no marketable securities.

The Company’s accounts receivable are derived from sales to customers located in North America, Europe, and elsewhere in the world. The Company performs ongoing credit evaluations of customers’ financial condition and, generally, requires no collateral from customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The Company estimates its allowance for doubtful accounts by analyzing accounts receivable for specific risk accounts as well as providing for a general allowance amount based on historical bad debt and billing dispute percentages. The estimate considers historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. Based upon current economic conditions, the Company reviewed accounts receivable and has recorded allowances as deemed necessary.

Some of our current or prospective customers have recently been facing financial difficulties. Customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing any failure to obtain new significant customers or additional orders from existing customers to materially affect our operating result. The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Year Ended September 30,
	2008	2007	2006
Citicorp Credit Services, Inc.	22%	23%	12%
International Business Machine (IBM)	*	16%	*
Vodafone Group Services Limited and affiliated companies	11%	*	*

*      Represents less than 10% of total revenues.

At September 30, 2008, Citicorp Credit Services, Inc., Vodafone Group Services Limited and IBM accounted for approximately 19%, 18% and 13% of our accounts receivable, respectively. At September 30, 2007, Wellpoint, Inc., IBM and Citicorp Credit Services, Inc. accounted for approximately 28%, 17% and 15% of our accounts receivable, respectively.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During fiscal year 2008, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.4 million associated with these products have been capitalized and included in Other Assets as of September 30, 2008. As porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the year ended September 30, 2008, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 million. As of September 30, 2008, the unamortized expense was approximately $0.4 million.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product were capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the years ended September 30, 2008 and 2007, amortization expense, included in cost of revenue for license related to this product was $0.2 million and less than $0.1 million, respectively. As of September 30, 2008, the unamortized expense was $0.3 million.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product were capitalized and included in Other Assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs were amortized using the straight-line method over the estimated economic life of the product which was 36 months. For the years ended September 30, 2008, 2007, and 2006, amortization expense related to this product was $0.7 million, $0.9 million and $0.9 million, respectively. As of September 30, 2008, the product has been fully amortized.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful lives, generally three years. Depreciation and amortization expense was approximately $1.7 million, $1.5 million, and $1.2 million for the years ended September 30, 2008, 2007, and 2006, respectively.

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

Goodwill and Intangible Assets

As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests for impairment of goodwill and other indefiniate-lived assets on an annual basis, or more frequently if indicators of impairment are present. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from one and one half to five years (See Note 3 to the Consolidated Financial Statements). The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

risk inherent in our current business model. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  The Company did not recognize any goodwill or intangible asset impairment charges in the years ended September 30, 2008, 2007, and 2006.

In the fiscal year ended September 30, 2008, the Company reduced goodwill by $9.5 million. The adjustment relates to a tax benefit attributable to our acquisition in the United Kingdom. The adjustment of goodwill is discussed in Note 11.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products or components of products. Royalty expense is generally based on a percentage of the underlying revenue and subject to minimum and maximum amounts. Royalty expense was approximately $0.5 million, $1.8 million, and $1.5 million for the years ended September 30, 2008, 2007, and 2006, respectively. With respect to a licensed banking product, the Company obtained exclusive, irrevocable worldwide rights to the product. Under the terms of the agreement, if the Company did not achieve agreed upon annual minimum royalty targets, the licensor had the ability to cancel the exclusivity rights. During the year ended September 30, 2006, the minimum targets were not met and the rights to distribute the product are no longer exclusive.

Advertising Costs

Advertising costs are expensed to sales and marketing expense as incurred. Advertising costs for the year ended September 30, 2008, 2007, and 2006 totaled approximately $0.2 million, $0.5 million, and $0.2 million, respectively.

Foreign Currency Translation

The functional currency of our foreign entities is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in Accumulated Other Comprehensive Income (Loss) as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in Other Income (Expense), Net. For the years ended September 30, 2008 and 2007, the Company recorded net foreign currency transaction gains and (losses) of approximately ($0.3) million and $0.6 million, respectively.

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

Effective October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is discussed in Note 11.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the year ended September 30, 2006.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Years ended September 30,
	2008	2007	2006

Net income (loss) available to common stockholders	$1,065	$6,028	$(16,001)
Denominator:
Weighted average common stock outstanding	31,658	32,650	31,476
Common stock subject to repurchase	—	(225)	(403)
Denominator for basic calculations	31,658	32,425	31,073

Effect of dilutive potential common shares	252	836	— (1)
Effect of dilutive common stock subject to repurchase	47	—	—
Denominator for diluted calculations	31,957	33,261	31,073

Net income (loss) per share—basic	$0.03	$0.19	$(0.51)
Net income (loss) per share—diluted	$0.03	$0.18	$(0.51)

(1) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

September 30, 2006

Warrants outstanding	345
Employee stock options	4,105
Restricted stock awards	403
4,853

NOTE 3— BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net, consists of the following (in thousands):

	September 30,
	2008	2007
Accounts receivable, net:
Accounts receivable	$25,502	$27,546
Less: allowance for doubtful accounts	(629)	(165)
	$24,873	$27,381

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consists of the following (in thousands):

	September 30,
	2008	2007
Prepaid expense and other current assets:
Prepaid commissions and royalties	$2,171	$3,104
Restricted cash	—	46
Deferred tax assets	3,102	—
Other prepaid expenses and current assets	2,895	2,202
	$8,168	$5,352

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,
	2008	2007
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,744	$4,167
Purchased internal-use software (useful lives of 3 years)	3,323	2,685
Furniture and equipment (useful lives of 3 to 7 years)	749	739
Leasehold improvements (shorter of 7 years or the term of the lease)	2,811	2,883
	11,627	10,474
Accumulated depreciation and amortization	(8,462)	(6,836)
	$3,165	$3,638

Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed its annual impairment test as of September 30, 2008 and no goodwill impairment was deemed necessary. However, at September 30, 2008, the Company reduced goodwill by $9.5 million relating to a tax benefit attributable to our acquisition in the United Kingdom. The adjustment of goodwill is discussed in Note 11. The following is a summary of goodwill for the year ended September 30, 2008 (in thousands):

Goodwill

Balance at September 20, 2007	$32,044
Recognition of deferred tax asset related to acquired NOL carryforwards	(9,436)
Balance at September 20, 2008	$22,608

Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	September 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
Developed technologies	$6,904	$(5,765)	$1,139	$6,904	$(4,869)	$2,035
Customer list and trade-names	2,731	(2,356)	375	2,731	(2,041)	690
	$9,635	$(8,121)	$1,514	$9,635	$(6,910)	$2,725

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over the assets estimated useful lives which are as follows: Developed technologies—one and one half to five years; trade-names—three to five years; and customer list—three to five years. Aggregate amortization expense for intangible assets totaled $1.2 million, $1.2 million, and $1.2 million for the years ended September 30, 2008, 2007, and 2006, respectively. The Company expects amortization expense on acquired intangible assets to be $1.2 million in fiscal year 2009, and $0.3 million in fiscal year 2010.

Other Assets

Other assets consists of the following (in thousands):

	September 30,
	2008	2007
Other assets:
Long-term accounts receivable	$—	$984
Long-term restricted cash	89	265
Other assets	1,918	2,280
	$2,007	$3,529

The long-term accounts receivable balance at September 30, 2007 represented a receivable from a single customer related to a sale transaction that occurred during the quarter ended December 31, 2006. This amount represents the third and final payment which is due in the quarter ending December 2008. All revenue associated with this receivable has been deferred and will not be recognized until the payment becomes due. As of September 30, 2008, this receivable has been recorded as a current accounts receivable.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,
	2008	2007
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$5,088	$6,781
Accrued restructuring expenses, current portion (Note 6)	538	3,044
Accrued third party consulting fees	1,264	1,264
Accrued income, sales and other taxes	1,678	1,143
Other accrued liabilities	888	1,572
	$9,456	$13,804

Deferred Revenue

Deferred revenue consists of the following (in thousands):
	September 30,
	2008	2007
Deferred revenue:
License	$12,465	$27,409
Support and maintenance	32,908	39,292
Other	961	1,281
	46,334	67,982
Less: current portion	(33,503)	(44,548)
Long-term deferred revenue	$12,831	$23,434

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 4—MARKETABLE SECURITIES

The Company had the following marketable securities (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable Securities:
Commercial paper	$3,008	$—	$(1)	$3,007
Corporate bonds	9,153	3	(4)	9,152
Total	$12,161	$3	$(5)	$12,159

The Company had no marketable securities as of September 30, 2008. As of September 30, 2007, all marketable securities had maturity dates less than one year. For the year ended September 30, 2008, less than $0.1 million of gains were realized on the sale of marketable securities. For the year ended September 30, 2007, no gains or losses were realized on the sale of marketable securities.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board or FASB issued FASB Staff Position or FSP Emerging Issues Task Force or EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the new FSP and has determined that they will not have a significant impact on the determination or reporting of our financial results.

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

In April 2008, the FASB finalized FASB FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets.” The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effects of implementing this new FSP.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6—RESTRUCTURING

Restructuring Costs

Through September 30, 2008, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS 146 or previous guidance under Emerging Issues Task Force 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, or EITF 94-3.

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

As of September 30, 2008, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total

Severance and termination benefits	$123	$—	$123
Excess facilities	414	529	943
Total	$537	$529	$1,066

As of September 30, 2008 and 2007, $0.5 million and $3.0 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements or the anticipated settlement dates.

The Company expects the remaining severance and termination benefit accrual will be substantially paid by September 30, 2009.

Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2009	$415
2010	405
2011	123
Total	$943

Included in the future minimum lease payments schedule above is an offset of $0.7 million of contractually committed sublease rental income.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As part of the fiscal year 2007 Restructuring, the Company incurred a one-time restructuring expense of $6.1 million for severance and termination benefits, and excess facilities expensed to Restructuring Expense in the Consolidated Statements of Operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs in France and the United Kingdom. During the three months ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. In March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. The Company was able to terminate the France facility lease during the year ended September 30, 2007. In the quarter ended December 31, 2007, the Company negotiated an early termination option for the United Kingdom lease which terminated the lease in January 2008. All termination payments have now been made.

The following table summarizes the activity related to the 2007 Restructuring (in thousands):

	Severance and Benefits	Excess Facilities	Total

Total expenses	$1,752	$4,378	$6,130
Non-cash	4	(947)	(943)
Cash paid	(1,756)	(905)	(2,661)
Reserve balance as of September 30, 2007	$—	$2,526	$2,526
Provision adjustment	—	(36)	(36)
Non-cash	—	(62)	(62)
Cash paid	—	(2,428)	(2,428)
Reserve balance as of September 30, 2008	$—	$—	$—

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

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the activity related to the fiscal year 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2005	$469
Non-Cash	1
Cash paid	(438)
Reserve balance as of September 30, 2006	32
Provision adjustment	60
Non-Cash	8
Cash paid	—
Reserve balance as of September 30, 2007	100
Provision adjustment	38
Non-cash	(15)
Cash paid	—
Reserve balance as of September 30, 2008	$123

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

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2005	$2,497
Non-cash	(298)
Cash paid	(337)
Reserve balance as of September 30, 2006	1,862
Provision adjustment	353
Non-cash	1
Cash paid	(856)
Reserve balance as of September 30, 2007	1,360
Non-cash	—
Cash paid	(417)
Reserve balance as of September 30, 2008	$943

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

Charles E. Hoffman, a former director of the Company, is the former President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours.

David A. Weymouth is a former director of the Company. Through June 2005, Mr. Weymouth was the Corporate Responsibility Director of Barclay’s Group, a customer of ours. Mr. Weymouth terminated his relationship with Barclay’s Group and became an associate with Deloitte & Touche LLP, a prior provider of tax services to the Company. Mr. Weymouth resigned as a member of the Board of Directors of the Company in February 2008.

In February 2008, Dan Gaudreau became a director of the Company. Mr. Gaudreau is the Chief Financial Officer of Actuate Corporation, a provider of licensed technology to the Company.

The following presents the related party transactions balances (in thousands):

	Revenue			Cost of Revenues			Payments
	Year Ended September 30,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Infogain Corporation	$—	$—	$426	$—	$72	$669	$—	$204	$952
Covad Communications	116	252	237	—	—	—	—	—	—
Deloitte & Touche LLP	—	—	—	—	—	—	—	—	98
Actuate Corporation	—	—	—	—	—	—	3	20	121
	$116	$252	$663	$—	$72	$669	$3	$224	$1,171

	Accounts Receivable		Accounts Payable		Deferred Revenue
	As of September 30,
	2008	2007	2008	2007	2008	2007
Covad	$—	$—	$—	$—	$—	$116
	$—	$—	$—	$—	$—	$116

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of September 30, 2008, the Company had utilized $0.4 million of the standby commercial letters of credit limit which serves as collateral for computer equipment leases for Ness (see Note 9) of approximately $0.2 million and collateral for our Brighton facility of approximately $0.2 million. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of September 30, 2008, the Company had not entered into any foreign exchange forward contracts. Pursuant to the March 2006 amended agreement, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of September 30, 2008, there were no outstanding balances on the revolving line of credit.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease terms.

Future minimum lease payments as of September 30, 2008 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2009	$3,163	$(283)	$2,880
2010	3,206	(293)	2,913
2011	2,647	(86)	2,561
2012	1,820	—	1,820
2013	1,660	—	1,660
Thereafter	261	—	261
Total minimum payments	$12,757	$(662)	$12,095

Operating lease obligations in the table above include approximately $1.6 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of September 30, 2008, the Company has $0.7 million in sublease income contractually committed for future periods relating to this facility. See Note 6 for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table above includes our lease commitment for our Cupertino headquarters.

Rent expense for the years ended September 30, 2008, 2007, and 2006 totaled $2.3 million, $2.5 million, and $2.5 million, respectively. Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2008, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

Asset retirement obligation payments as of September 30, 2008 are included in Other Long-term Liabilities in the Consolidated Balance Sheets and are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2009	$—
2010	—
2011	146
2012	188
Total	$334

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. From 2004 to 2008, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. The additional agreements can be cancelled at the option of the Company without the payment of a termination fee. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’s obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. Future payments may be required to defend current and former directors in the derivative class action lawsuit described in Note 10. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company enters into arrangements with our business partners, whereby the business partners agree to provide services as subcontractors for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of these services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of September 30, 2008.

The Company warrants that software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of September 30, 2008.

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

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Chordiant and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement will not be finally approved. Plaintiffs filed amended complaints in six “focus cases” on or about August 14, 2007. The Company is not a focus case. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them on or about November 9, 2007 and an opposition to plaintiffs' motion for class certification on December 21, 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases. On October 2, 2008, the plaintiffs withdrew their class certification motion. A deadline for the focus case defendants to answer the amended complaints has not been set. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

Derivative Class Action

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleges, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On May 21, 2007, the Company filed a motion to dismiss the entire action on the grounds that the plaintiffs failed to take the steps necessary to bring a derivative action. Instead of opposing the motion to dismiss, on November 14, 2007, the plaintiffs filed an Amended Complaint adding new allegations against five more current and former officer and directors. The substantive allegations in the Amended Complaint were similar to those in the previous complaint. On June 30, 2008, the parties signed a Stipulation of Compromise and Settlement ("the Settlement"), which was subject to court approval. On July 7, 2008, the Court preliminarily approved the Settlement. On October 22, 2008, the Court entered a final order approving the Settlement and entering judgment in accordance with the Settlement. The Company’s cash contribution toward the Settlement is not material to the financial statements.

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

On September 9, 2008, Plaintiff Yue and Plaintiff Netbula LLC filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of Plaintiffs’ PowerRPC software: claims for copyright infringement, unfair competition, and “accession and confusion of property” against the company, and a claim for vicarious copyright infringement against the company’s Chief Executive Offer and its former Vice President, General Counsel and Secretary.

On September 20, 2008, the parties filed a stipulation allowing Plaintiffs to file a Second Amended Complaint, which contains the two causes of action for copyright infringement and vicarious copyright infringement, but does not include the unfair competition and accession and confusion claims. The Second Amended Complaint seeks monetary damages, disgorgement of profits, and injunctive relief according to proof. On November 10, 2008, the Company filed an answer to the Second Amended Complaint denying liability, and the Company's Chief Executive Officer and its former Vice President, General Counsel and Secretary filed a motion to dismiss with respect to the vicarious liability claim asserted against them individually. At a status conference on November 17, 2008, the Court orally ordered that discovery would proceed in stages, with the first stage focusing on Chordiant's defense that it had an express or implied license from Netbula, as well as on the number of copies made by Chordiant of the Netbula software in question. The Court directed that Chordiant's motion for summary judgment on the license defense would be heard on April 6, 2009, with any discovery on other issues, and any depositions of third parties, to proceed only if that motion were denied. No trial date has been set. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

The Company, from time to time, is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties.

NOTE 11—INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years ended September 30,
	2008	2007	2006

United States	$(657)	$(2,363)	$(16,759)
Foreign	1,824	9,993	1,402
	$1,167	$7,630	$(15,357)

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The provision for income tax expense (benefit) was comprised of the following (in thousands):

	Years ended September 30,
	2008	2007	2006
Current
United States	$—	$150	$—
International	586	1,431	377
State	27	21	267
	613	1,602	644
Deferred
United States	—	—	—
International	(511)	—	—
State	—	—	—
	(511)	—	—
	$102	$1,602	$644

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Years ended September 30,
	2008	2007	2006

Income (loss) before income taxes	$1,167	$7,630	$(15,357)

Federal tax at 35 % statutory rate	$408	$2,670	$(5,375)
State taxes, net of federal tax benefit	42	14	267
Stock-based compensation	599	531	1,643
Subpart F Income	444	—	—
Expenses not deductible for tax	73	81	—
Foreign tax at other than US rates	(53)	(2,067)	377
UK Deferred Tax Benefit	(511)	—	—
Valuation allowance	(900)	373	3,732
Provision for income taxes	$102	$1,602	$644

The income tax expense for fiscal year 2008 is primarily related to foreign income taxes netted with a partial valuation allowance release that was recorded as a credit to income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	September 30,
	2008	2007
Net operating loss carryforwards	$59,923	$64,239
Accrued expenses and provisions	1,180	1,486
Tax credit carryforwards	3,899	5,566
Deferred revenue	7,033	13,997
Stock-based compensation	1,902	1,087
Depreciation and amortization	1,866	2,524
Gross deferred tax assets	75,803	88,899
Deferred tax valuation allowance	(65,852)	(88,899)
Net deferred tax assets	$9,951	$—

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The valuation allowance decreased by $23.0 million for period ending September 30, 2008. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including operating results, reversal of deferred tax liabilities, history of losses and forecasts of future taxable income.

At September 30, 2008, the Company has $75.8 million in gross deferred tax assets (DTAs) attributable principally to net operating losses (NOLs). Historically, the Company has maintained a 100% valuation allowance on DTAs because it previously was unable to conclude that it is more-likely-than-not that it will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of the Company’s intellectual property into the U.S., current projections of disaggregated future taxable income has enabled the Company to conclude that it is more-likely-than-not that it will have future taxable income sufficient to realize $10.0 million of tax benefits from its deferred tax assets, which consist of that portion of net deferred tax assets attributable to net operating losses (NOLs) residing in the United Kingdom.  Accordingly, the Company has released (eliminated) $10.0 million of the valuation allowance on its DTAs, of which $9.5 million is recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million is recognized as a credit (reduction) to the provision for income taxes. In future periods, the Company expects to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to U.S. generated deferred tax assets, the Company recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. The Company’s estimate of future taxable income considers available positive and negative evidence regarding current and future operations, including projections of income in various states and foreign jurisdictions.  The Company believes the estimate of future taxable income is reasonable; however, it is inherently uncertain, and if future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible.  Conversely, if the Company realizes unforeseen material losses in the future, or the ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2008, the balance of deferred tax valuation allowance was approximately $65.9 million.

At September 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $139.1 million and $26.4 million, respectively. Approximately $18.1 million of the federal net operating loss carryforwards represent net operating loss carryforwards related to Prime Response. Approximately $27.8 million of additional net operating loss carryforwards were generated in the United Kingdom, none of which will expire. Approximately $4.1 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and expire in fiscal years 2011 through 2028 and 2009 through 2028, respectively. At September 30, 2008, there are approximately $1.4 million of federal research and development credits and alternative minimum tax credits that expire in 2025 through 2028. At September 30, 2008, there were also California state credits of approximately $3.7 million of which $3.6 million does not expire.

On September 23, 2008, the state of California enacted tax legislation on the utilization of net operating losses and credit limitations.  Effective fiscal year 2009, any California net operating losses that the Company generates will have a 20 year carryforward period and effective for fiscal year 2012, will have a two year carryback period. In addition, for fiscal year 2009 through fiscal year 2010, the Company will be unable to utilize California net operating losses as they are being temporarily disallowed as a result of this legislation. This may give rise to tax expense for any such taxable income rising out of the disallowable 2 year period. Any disallowed California net operating losses that cannot be utilized during the disallowed period will be extended by two years.  For fiscal year 2012, the carryback amount cannot exceed 50% of the net operating loss, for fiscal year 2013, the carryback cannot exceed 75% of the net operating loss, and for fiscal year 2014, the carryback cannot exceed 100% of the net operating loss.

Effective fiscal year 2009, California business tax credits will be limited to 50% of the Company’s tax liability.  The carryover period for disallowed credit will be extended by the number of tax years that the credit was disallowed.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. The Company has analyzed its historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from its deferred tax balances as a result of an IRC 382 limitation.

At September 30, 2008, the Company has not provided for U.S. federal and state income taxes on foreign earnings which are expected to be invested outside of the U.S. indefinitely. Upon distribution of those earnings, the Company will be subject to U.S. income taxes (subject to a reduction of the foreign tax credit) and withholding taxes payable to the foreign countries where the foreign operations are located, if any.

The Company adopted FIN 48 effective October 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a cumulative adjustment to the October 1, 2007 balance of retained earnings as the amount was deemed immaterial.

As of October 1, 2007, the Company had gross unrecognized tax benefits of approximately $0.8 million. As of September 30, 2008, the Company had gross unrecognized tax benefits of approximately $1.0 million. The Company does not anticipate the total amount of our unrecognized tax benefits to significantly change over the next 12 months.

In accordance with FIN 48, paragraph 19, the Company has elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on unrecognized tax benefits as of September 30, 2008 was less than $0.1 million.

Total amount of unrecognized tax benefits (in thousands)

Opening balance at October 1, 2007	$831
Increase in balance due to current year tax position	153
Increase in balance due to prior year tax position	—
Reduction for prior year tax positions	(33)
Settlements	—
Closing balance at September 30, 2008	$951

NOTE 12—EMPLOYEE BENEFIT PLANS

Common Stock and Restricted Stock Awards

In February 2006, the Board of Directors approved a grant of 50,000 shares of the Company’s RSA’s to the Chairman of the Board or Chairman at that time. In November 2006, the Chairman entered into a separation agreement with the Company. Based upon the separation agreement, the shares ceased to vest at the separation date. At the date of Chairman’s termination, 24,000 shares had vested and 26,000 shares were cancelled.

In August 2005, the Board of Directors approved three grants of 80,000 shares of each RSA’s to an executive of the Company at that time, to occur on August 2005, April 2006 and April 2007. In August 2006, the executive entered into a separation agreement with the Company, whereby he continued as an employee until December 31, 2006 at which time vesting of his shares ceased. At the date of executive’s separation, 53,333 shares had vested and 106,667 shares were cancelled (the April 2007 80,000 shares were never granted).

In June 2005, the Company granted 100,000 shares of our RSAs to executives of the Company. These shares vested on April 1, 2006.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan, or 2005 Plan, was approved at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan, or 1999 Plan and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, RSAs, and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. However, during the stock option review (see Note 3 in Notes to Consolidated Financial Statements of the 2006 Form 10-K), it was discovered that some options granted had the option price less than the fair market value of the shares on the date of grant. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant amended these eligible options. Under the 2005 Plan, stock options generally vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. Stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 0.5 million shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increased the number of shares available for issuance by 2.2 million shares of common stock from an aggregate total of approximately 0.5 million shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 2.7 million shares available for future grant and issuance under the 2005 Plan at that date. In January 2007 and December 2007, the Board amended the 2005 plan to increase the number of shares reserved for future issuance by 1.6 million and 0.7 million shares respectively. These amendments were approved by the stockholders at the 2007 and 2008 Annual Meetings of Stockholders. As of September 30, 2008, there were approximately 2.9 million shares reserved for future issuance and approximately 3.1 million options that were outstanding under the 2005 Plan.

In the quarter ended December 31, 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. In addition, new executives to the Company were also enrolled into the program during fiscal year 2008. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria. As of September 30, 2008, management believes achieving the two year performance criteria is unlikely.

2000 Nonstatutory Equity Incentive Plan

In March 2000, the Board adopted the 2000 Nonstatutory Equity Incentive Plan, or 2000 Plan. Stockholder approval of this plan was not required and has not been obtained by the Company. In October 2002, the Board approved increases to the number of shares reserved under the 2000 Plan to 1.8 million shares, also without stockholder approval as such approval was not required by the 2000 Plan or by applicable law. The 2000 Plan does not have a termination date, and will continue indefinitely until suspended or terminated by the Board. The 2000 Plan provides for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to employees (other than officers, directors, or beneficial owners of ten percent (10%) or more of the Company’s common stock and consultants who meet certain eligibility requirements. The terms and price of nonstatutory stock options granted under the 2000 Plan are determined by the Board (or a committee of the Board) and are set forth in each optionee’s option agreement. The exercise price of nonstatutory stock options granted under the 2000 Plan has been 100% of the fair market value on the date of grant, and the term of the options has been ten years. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. In the future, stock options may have the same or different vesting terms as determined by the Board (or a committee of the Board). The Board (or a committee of the Board) sets the terms of stock bonuses and rights to purchase restricted stock. In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Nonstatutory Equity Incentive Plan. As of September 30, 2008, there were approximately 0.4 million options outstanding under the 2000 Plan.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1999 Equity Incentive Plan

The 1999 Equity Incentive Plan, or 1999 Plan, provided for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. Under the 1999 Plan, stock options vest over a period that is limited to five years, but were typically granted with a four-year vesting period. Each option outstanding under the 1999 Plan may be exercised in whole or in part at any time. Exercised but unvested shares are subject to repurchase by us at the initial exercise price. As of September 27, 2005, approximately 0.5 million available shares under the 1999 Plan were added to the share reserve of the 2005 Plan and additional stock options have been granted under the 1999 Plan since that time. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to the exercise or settlement are added to the share reserve of the 2005 Plan and become available for issuance under the 2005 Plan.

1999 Non-Employee Director Option Plan

The 1999 Non-Employee Director Stock Option Plan, or 1999 Director Plan, was adopted by the Board of Directors and became effective on the date of the Company’s initial public offering. The 1999 Director Plan was amended by the stockholders at the 2007 Annual Meeting of Stockholders’ held on April 24, 2007. Under the amended 1999 Directors’ Plan, Directors will no longer receive stock options under the Directors’ Plan. Instead, continuing directors will be issued a single grant at each year’s annual meeting of the stockholders equal to a number of shares of restricted stock equal to $100,000 divided by the fair market value of the Company’s common stock on the date of the Annual meeting. These shares of restricted stock will vest on the earlier to occur of (1) the next annual meeting or (2) twelve (12) months from the date of grant. New non-employee directors will receive a grant of restricted stock on substantially the same terms but with the number of shares and vesting schedule prorated in proportion to the amount time remaining between the grant and the first anniversary of the most recent annual meeting of stockholders. Such shares of restricted stock will be subject to a post-vesting holding period, such that the director may not sell or otherwise transfer any of the shares until the earliest of (1) the second anniversary of the vesting date, (2) the closing of a merger or sale of substantially all of the assets of the Company, (3) the certification by the Board that the director has suffered an unforeseeable emergency or (4) the death or disability of the director. Shares sold or withheld by the Company to cover applicable tax withholdings will not be deemed a violation of this holding period. Prior to January 2007, the amount reserved under the Directors’ Plan automatically increased on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the Directors’ Plan during the prior year. The Board amended and restated the Directors’ Plan to decrease the number of shares reserved for future issuance to 0.3 million shares and eliminated the automatic increase provision. As of September 30, 2008, approximately 0.2 million shares of common stock have been reserved for issuance and 0.2 million options are outstanding under the 1999 Director Plan.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Stock Option Activity

The following table summarizes stock options, RSAs and RSUs activity under the Company’s stock option plans (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at September 30, 2005	3,248	3,385	$5.70
Authorized	122	—	—
Options granted	(1,505)	1,505	7.63
Restricted stock granted	(130)	—	—
Options exercised	—	(493)	4.10
Cancellation of unvested restricted stock	178	—	—
Options cancelled/forfeited	708	(708)	7.45
Balance at September 30, 2006	2,621	3,689	6.33
Authorized	1,766	—	—
Options granted	(1,354)	1,354	9.11
Options exercised	—	(1,328)	4.57
Cancellation of unvested restricted stock	137	—	—
Options cancelled/forfeited	537	(537)	8.86
Authorized reduction in shares from existing plans	(649)	—	—
Balance at September 30, 2007	3,058	3,178	7.96
Authorized	700	—	—
Options granted	(1,112)	1,112	9.04
Restricted stock granted	(71)	—	—
Restricted stock units granted *	—	—	—
Options exercised	—	(135)	5.40
Options cancelled/forfeited	493	(493)	9.34
Authorized reduction in shares from existing plans	(12)	—	—
Balance at September 30, 2008	3,056	3,662	$8.19
*  The number of RSUs granted is an estimate based upon management’s assessment of the likelihood of achieving the two year performance criteria.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/2008 of $5.13	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/08 of $5.13
$0.35 – 4.90	436	5.45	$3.67	$636	366	$3.46	$612
4.95 – 7.38	409	5.03	6.20	4	315	6.30	4
7.40 – 7.88	276	6.45	7.50	—	183	7.51	—
7.98 – 8.15	428	6.98	7.98	—	286	7.98	—
8.25 – 8.25	724	7.82	8.25	—	341	8.25	—
8.28 – 9.25	876	8.47	9.10	—	269	8.96	—
9.26 – 45.00	513	6.42	12.55	—	342	12.57	—
$0.35 – 45.00	3,662	6.98	$8.19	$640	2,102	$7.82	$616

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $5.13 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended September 30, 2008, 2007, and 2006 was $0.8 million, $8.5 million, and $1.8 million, respectively. As of September 30, 2008, total unrecognized compensation costs related to non-vested stock options was $6.0 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.4 years. As of September 30, 2007, total unrecognized compensation costs related to non-vested stock options was $5.2 million, which was expected to be recognized as expense over a weighted-average period of approximately 2.7 years.

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The Company had 0.1 million unvested RSAs as of September 30, 2008, which were excluded from the preceding table. The total fair value of the unvested RSAs at grant date was $0.6 million. The aggregate intrinsic value of the unvested RSAs at September 30, 2008 was $0.4 million. During the fiscal year ended September 30, 2008, zero shares vested related to the RSAs. The weighted average fair value at grant date of the unvested RSAs was $8.44 per share as of September 30, 2008. As of September 30, 2008, total unrecognized compensation costs related to unvested RSAs was $0.2 million which is expected to be recognized as expense over a weighted average period of approximately 0.3 year.

The Company had zero unvested RSAs as of September 30, 2007. Approximately 0.3 million shares of RSAs vested during the year ended September 30, 2007. There were no shares of RSAs awarded during the year ended September 30, 2007.

As of September 30, 2008, the total fair value and number of vested RSUs was zero. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has estimated that zero out of a maximum of 0.2 million of unvested RSUs with an average fair value of $13.04 per unit will be awarded at the end of the measurement period. During the fiscal year 2008, zero stock compensation expense related to the performance-based RSUs has been recognized. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $3.2 million which would be expected to be recognized as expense over a weighted average period of approximately 12 months.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, RSAs, RSUs, and employee stock purchases related to the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSAs, and RSUs for years ended September 30, 2008, 2007, and 2006 which was allocated as follows (in thousands):

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Years Ended September 30,
	2008	2007	2006
Stock-based compensation expense:
Cost of revenues	$490	$313	$248
Sales and marketing	922	744	2,327
Research and development	586	546	332
General and administrative	2,127	1,417	1,788
Total stock-based compensation expense	$4,125	$3,020	$4,695

Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2008 was $4.1 million which consisted of stock-based compensation expense related to employee stock options of $3.8 million and stock-based compensation expense related to RSAs of $0.3 million, and zero stock-based compensation expense related to RSUs. Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2007 was $3.0 million which consisted of stock-based compensation expense related to employee stock options of $2.8 million and stock-based compensation expense related to RSAs of $0.2 million. Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2006 was $4.7 million which consisted of stock-based compensation expense related to employee stock options of $2.7 million and stock-based compensation expense related to RSAs of $2.0 million.

The weighted-average estimated fair value of stock options granted for the years ended September 30, 2008, 2007, and 2006 was $4.12, $4.41, and $4.98 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2008	2007	2006
Expected lives in years	3.5	3.5	3.9
Risk free interest rates	3.2%	4.7%	4.8%
Volatility	59%	63%	88%
Dividend yield	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. With the adoption of SFAS 123(R) on October 1, 2005, the Company uses the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of SFAS 123(R). The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2008 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 5% or 1% change in the estimated value of the option being valued using the Black-Scholes model.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended September 30, 2008, 2007, and 2006 is based on awards ultimately expected to vest. Fiscal years 2008, 2007 and 2006 have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate for the year ended September 30, 2008 was based on historical forfeiture experience.

During the quarter ended June 30, 2007, the Company completed a tender offer which resulted in the modification of certain options. The Company increased the exercise price of options previously issued at a discount to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. When combined with the related cash bonus to be paid to the option holders in connection with the exchange, the net charge to compensation expense for during the quarter was $0.1 million.

On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. As part of the reduction in workforce, an executive left the Company which resulted in the modification of his stock options as the right to exercise the stock options was extended by the Board of Directors. The net charge to stock compensation expense for the modification was less than $0.1 million.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

401(k) Savings Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for full-time employees in the United States. Under the Plan, each participant may elect to contribute up to 15% of their pre-tax compensation subject to annual maximum limitations. The Plan allows the Company to match up to 50% the employee contributions. For each of the years ended September 30, 2008, 2007, 2006, the Company matched up to 25% of the employee contributions. Employee contributions are fully vested, whereas vesting in the Company’s matching contributions occurs at a rate of 33.3% per year of employment. The Company’s contributions to the 401(k) Plan totaled approximately $0.6 million, $0.4 million, and $0.4 million for the years ended September 30, 2008, 2007, and 2006, respectively.

Defined Contribution Plan

The Company also sponsors a defined contribution pension plan for the employees of Canada, the United Kingdom, the Netherlands, and Germany. The Company’s contributions to the pension plan totaled approximately $0.6 million, $0.4 million, and $0.5 million for the years ended September 30, 2008, 2007, and 2006, respectively.

1999 Employee Stock Purchase Plan

The 1999 ESPP was adopted by the Board of Directors and became effective on February 14, 2000, the date of the Company’s initial public offering. The number of shares reserved under the 1999 ESPP automatically increases on October 1st of each year by the greater of (1) 2% outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior year. However, the automatic increase is subject to reduction by the Board of Directors. Notwithstanding the foregoing, the aggregate number of shares that may be sold under the 1999 ESPP shall not exceed 5.2 million shares. There were no purchases of common stock under the ESPP for the years ended September 2008, 2007 and 2006, as the plan is currently suspended. In January 2007, the Board amended the ESPP to reduce the number of shares available for future issuance to 0.4 million. Subsequently, on October 1, 2007 and October 1, 2008, the shares reserved under the 1999 ESPP automatically increase by an additional 0.7 million and 0.6 million shares at each date.

NOTE 13—WARRANTS

On September 4, 2006, warrants issued to Accenture plc to purchase up to 0.2 million shares of common stock at $17.63 expired. On September 20, 2006, IBM exercised warrants in a cashless transaction resulting in 19,230 of the Company’s shares being issued to IBM. In December 2006, warrants issued to Accenture plc and General Atlantic Partners from the acquisition of Prime Response in 2001 to purchase up to 0.4 million shares of the Company expired. As of September 30, 2008 and 2007, there were no remaining warrants outstanding.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14—SEGMENT INFORMATION

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Years Ended September 30,
	2008	2007	2006
License revenue
Enterprise solutions	$19,615	$37,648	$30,351
Marketing solutions	6,744	6,013	6,396
Decision management solutions	7,752	10,391	3,767
Total	$34,111	$54,052	$40,514

The following table summarizes service revenues by product emphasis consisting of consulting assistance and implementation, customization and integration, training, certain reimbursable out-of-pocket expense and post-contract customer support (in thousands):

	Years Ended September 30,
	2008	2007	2006
Service revenue
Enterprise solutions	$54,805	$51,584	$39,911
Marketing solutions	12,721	12,369	12,996
Decision management solutions	11,327	6,542	4,115
Total	$78,853	$70,495	$57,022

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Years Ended September 30,
	2008	2007	2006
North America	$58,813	$65,701	$60,008
Europe	54,151	58,846	37,528
Total	$112,964	$124,547	$97,536

Included in foreign revenue results for Europe is revenue from the United Kingdom of $24.7 million, $28.3 million, and $16.1 million for the years ended September 30, 2008, 2007, and 2006, respectively.

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	Years Ended September 30,
	2008	2007	2006
North America	$2,250	$2,346	$1,844
Europe	915	1,292	786
Total	$3,165	$3,638	$2,630

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended September 30, 2008 and 2007:

Year ended September 30, 2008:

	Quarters -Ended
	September30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(in thousands, except per share data)
Revenues	$28,398	$30,716	$24,716	$29,134
Gross profit	$19,667	$21,398	$15,598	$20,019
Net income (loss)	$1,260	$759	$(1,159)	$205

Net income (loss) per share:
Basic	$.04	$0.03	$(0.04)	$0.01
Diluted	$.04	$0.02	$(0.04)	$0.01

Weighted average shares used in computing net income (loss) per share:
Basic	29,995	30,262	33,066	33,292
Diluted	30,208	30,474	33,066	33,864

Year ended September 30, 2007:

	Quarters -Ended
	September30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
	(in thousands, except per share data)
Revenues	$32,082	$36,761	$32,765	$22,939
Gross profit	$23,446	$26,775	$26,257	$14,716
Net income (loss)	$5,349	$6,453	$4,975	$(10,749)

Net income (loss) per share:
Basic	$0.16	$0.20	$0.15	$(0.34)
Diluted	$0.16	$0.19	$0.15	$(0.34)

Weighted average shares used in computing net income (loss) per share:
Basic	33,066	32,743	32,153	31,725
Diluted	34,217	34,384	33,216	31,725

NOTE 16—STOCK REPURCHASE

On February 28, 2008, the Company’s Board of Directors authorized a program or 2008 Repurchase Plan, to repurchase up to $25 million of the Company’s common stock over a one year period, , which started on March 4, 2008. In conjunction with the 2008 Repurchase Plan, the Company entered into a written trading plan with a broker under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to effect the repurchases. On April 30, 2008, the Company terminated the 2008 Repurchase Plan after repurchasing a total of 3.4 million shares of common stock for $18.6 million at an average price of $5.55 per share. Repurchased shares were immediately retired and will resume the status of authorized but unissued shares.

There were no repurchases of the Company’s common stock during the years ended September 30, 2007 and 2006.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 17—SUBSEQUENT EVENTS

Equity Compensation

In October 2008, the Company granted 537,950 shares of Stock Options to employees. The options vest monthly over a two year period.

Restructuring

In October 2008, the Company initiated a restructuring plan, the 2008 Restructuring, intended to align its resources and cost structure with expected future revenues. The 2008 Restructuring plan includes reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2008 Restructuring plan includes a reduction of approximately 13% of the Company’s permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, the Company estimates that it will record pre-tax cash restructuring charges in the first quarter of fiscal year 2009, of approximately $0.8 to $0.9 million, including $0.7 to $ 0.8 million for severance costs and approximately $0.1 million for other contract termination costs. The Company anticipates that all of the aggregate charges will result in cash expenditures, the majority of which are to be paid in the first quarter of fiscal year 2009.

Legal Proceedings

Derivative Class Action

In connection with the Derivative Class Action lawsuit described in Note 11, on October 22, 2008, the Court entered a final order approving the Settlement and entering judgment in accordance with the Settlement. The Company’s cash contribution toward the Settlement is not material to its financial statements.

Grant of RSU’s and Change to Directors Annual Grants - Unaudited

On November 19, 2008, the Company’s Board of Directors approved the grant of 520,000 Restricted Stock Units, equal to an equivalent number of shares of Common Stock, to executive officers and management team members. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. In the event of certain changes in control of the Company, any unvested shares would automatically vest.

On November 19, 2008, the Board amended the 1999 Director Plan such that the maximum number of shares of restricted stock that a Board member may receive in connection with the annual grant of restricted stock under the 1999 Director Plan be 15,000 shares. The amendment does not require stockholder approval.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of September 30, 2008, the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Based on the controls evaluation, our CEO and CFO have concluded that as of September 30, 2008, our Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, our management has concluded that our internal over financial reporting was effective as of September 30, 2008.

BDO Seidman, LLP, our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of September 30, 2008. BDO Seidman, LLP’s report on the audit of internal control over financial reporting is included in Item 9A of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chordiant Software, Inc.
Cupertino, California

We have audited Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Chordiant Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chordiant Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chordiant Software, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 18, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
November 18, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended September 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Index to Financial Statements

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 52 of this report. The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 58 of this report are included in Item 8 above.

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2008, 2007, and 2006 are as follows (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
2008	$165	$663	$(199)	$629
2007	$83	$82	$—	$165
2006	$214	$(9)	$(122)	$83
Deferred tax asset valuation allowance
2008	$88,899	$(511)	$(22,536)	$65,852
2007	$88,917	$—	$(18)	$88,899
2006	$83,350	$5,567	$—	$88,917

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

2.1	Share Purchase Agreement, dated December 8, 2004, between Chordiant Software International, Inc. and the persons named therein (1).	Form 8-K	12/27/2004

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.			X

3.2	Certificate of Designation of Series A. Junior Participating Preferred Stock.	Form 8-K	7/11/2008

3.3	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008

4.1	Specimen Common Stock Certificate.	Form S-11 (No. 333-92187)	2/7/2000

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”).	Form 10-Q	5/15/2003
4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited.	Form 8-K	1/26/2004

4.4	Rights Agreement dated as of July 10, 2008, by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC	Form 8-K	7/11/2008

4.5	Form of Rights Certificate	Form 8-K	7/11/2008

10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement.	Form S-1 (No. 333-92187)	12/6/1999

10.2*	1999 Employee Stock Purchase Plan.	Form S-1 (No. 333-92187)	12/6/1999

10.3*	Amended and Restated 1999 Non-Employee Directors' Plan as amended and restated.	Schedule 14A	3/15/2007

10.4*	Form of Stock Option Agreement of 1999 Non-Employee Directors' Plan.	Form S-1 (No. 333-92187)	1/19/2000

10.5*	2000 Nonstatutory Equity Incentive Plan.	S-8 (No. 333-42844)	8/2/2000
10.6*	2005 Equity Incentive Plan, as amended.	Schedule 14A	3/15/2007

10.7*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-K/T	3/29/2005

10.8*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-Q	5/15/2002

10.9*	Form of 2008-2009 Performance Share Unit Program Award Grant Notice.	Form 10-K	11/15/2007

10.10*††	Fiscal Year 2008 Executive Incentive Bonus Plan.	Form 10-K	11/15/2007

10.11*††	Fiscal Year 2008 General Counsel Incentive Bonus Plan.	Form 10-K	11/15/2007

10.12*††	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Professional Services.	Form 10-K	11/15/2007

10.13*††	Fiscal Year 2008 Bonus Plan for Worldwide Vice President, Sales.	Form 10-K	11/15/2007

10.14*	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Sales.	Form 10-K	11/15/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.15*††	2008-2009 Performance Share Unit Program.	Form 10-K	11/15/2007

10.16*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K	10/16/2007

10.17	Amended and Restated Loan and Security Agreement dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank.	Form 10-Q	5/15/2002

10.18
First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank.
		Form 10-Q	5/15/2002

10.19	Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003.	Form 10-Q	8/14/2003

10.20	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006.	Form 10-Q	5/4/2006

10.21	Modification to Second Amended and Restated Loan and Security Agreement dated June 30, 2008, by and between Chordiant Software, Inc., and Comerica Bank-California.	Form 10-Q	07/31/2008

10.22	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.23	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.24
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-K	2/9/2007

10.25††	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.26†	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.27††	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.	Form 10-K	11/15/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.28†	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.29	Master Professional Services Agreement dated May 7, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.30††	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	11/15/2007

10.31	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.32	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.	Form 10-K	2/9/2007

10.33	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.	Form 10-K	2/9/2007

10.34††	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc.	Form 10-Q	8/10/2007

10.35†††	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003, as amended.	Form 10-K	11/15/2007

10.36	Addendum A to Master Services Agreement dated September 11, 2006 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	2/9/2007

10.37	Addendum A to the Master Services Agreement dated October 25, 2007 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	11/15/2007
10.38	Addendum A to Master Services Agreement dated August 15, 2008 by and between Chordiant Software, Inc. and Ness USA, Inc..	Form 8-K	08/29/2008
10.39†	Addendum B to Master Services Agreement dated March 28, 2006 by and among Chordiant Software, Inc., Ness USA, Inc., Ness Technologies, India Ltd. and Ness Technologies, Inc.			X
10.40	Addendum A to Master Services Agreement dated September 12, 2005 by and among Chordiant Software, Inc., Ness Global Services, Inc., Ness Technologies India Ltd. and Ness Technologies, Inc.			X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.41††	Global Framework Agreement dated December 21, 2007 by and between Chordiant Software, Inc. and Vodafone Group Services Limited.	Form 10-Q	02/07/2008
10.42	Memorandum of Understanding re Compromise and Settlement, dated May 29, 2008.	Form 8-K	06/03/2008
10.43	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form S-1 (No. 333-92187)	1/19/2000

10.44	First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	10-K	3/8/2004

10.45	Second Amendment to Cupertino City Center Net Office Lease dated March 10, 2006, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee			X

10.46	Third Amendment to Cupertino City Center Net Office Lease dated July 11, 2008, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form 10-Q	07/31/2008
10.47*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-Q	5/15/2002

10.48*	Amendment to Change of Control Agreement dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-K	3/8/2004

10.49*	Separation Agreement dated November 30, 2006, by and between Chordiant Software, Inc. and Samuel Spadafora.	Form 8-K	11/30/2006

10.51*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.	Form 10-K/T	3/29/2005

10.52*	Board Member Agreement dated March 7, 2006 for Richard Stevens	Form 8-K	3/10/2006

10.53	Offer Letter dated July 19, 2004 for Peter Norman.			X
10.54*	Change of Control Agreement dated November 1, 2005 by and between Chordiant Software, Inc. and Peter Norman.	Form 10-Q	4/30/2007

10.55*	Change of Control Agreement dated November 11, 2005 by and between Chordiant Software, Inc. and James St. Jean.	Form 10-Q	4/30/2007

10.56	Offer Letter dated April 19, 2006 for Frank J. Florence.			X
10.57*	Change of Control Agreement dated May 22, 2006 by and between Chordiant Software, Inc. and Frank Florence.	Form 10-Q	4/30/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.58	Offer Letter dated July 14, 2006 for P.K. Karnik.			X
10.59*	Change of Control Agreement dated April 13, 2007 by and between Chordiant Software, Inc. and PK Karnik.	Form 10-Q	4/30/2007

10.60*	Offer Letter dated October 17, 2005 for Derek P. Witte.	Form 8-K	10/26/2005

10.61*	Change of Control Agreement dated October 20, 2005 by and between Chordiant Software, Inc. and Derek P. Witte.	Form 8-K	10/26/2005

10.62	Separation Agreement dated May 1, 2008 by and between Chordiant Software Inc. and Derek P. Witte.	Form 10-Q	07/31/2008
10.63*	Offer Letter dated January 31, 2006 for Steven R. Springsteel.	Form 8-K	2/2/2006

10.64*	Form of Stock Option Agreement for Steven R. Springsteel.	Form 8-K	2/2/2006

10.65*	Offer Letter dated October 19, 2007 for David Cunningham.	Form 10-K	11/15/2007

10.66	Offer Letter dated February 3, 2008 for Charles Altomare.			X
10.67	Offer Letter dated July 18, 2008 for David Zuckerman.			X
18.1	Preferability letter from BDO Seidman, LLP, Independent Registered Public Accounting Firm.	Form 10-K	12/9/2005

21.1	Subsidiaries of Chordiant Software, Inc..	Form 10-Q	5/16/2005

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.			X

24.1	Power of Attorney (included on the signature pages hereto).			X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)
Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

††	Confidential treatment granted. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

†††	Confidential treatment extension requested. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on November 20, 2008.

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

Signature	Title	Date

/s/ STEVEN R. SPRINGSTEEL	Chairman, President, and Chief Executive Officer	November 20, 2008
Steven R. Springsteel

/s/ PETER S. NORMAN	Chief Financial Officer and Principal Accounting	November 20, 2008
Peter S. Norman	Officer

/s/ RICHARD G. STEVENS	Director	November 20, 2008
Richard G. Stevens

/s/ DAVID R. SPRINGETT	Director	November 20, 2008
David R. Springett

/s/ WILLIAM J. RADUCHEL	Director	November 20, 2008
William J. Raduchel

/s/ ALLEN A.A. SWANN	Director	November 20, 2008
Allen A. A. Swann

/s/ CHARLES E. HOFFMAN	Director	November 20, 2008
Charles E. Hoffman

/s/ DANIEL A. GAUDREAU	Director	November 20, 2008
Daniel A. Gaudreau

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

2.1	Share Purchase Agreement, dated December 8, 2004, between Chordiant Software International, Inc. and the persons named therein (1).	Form 8-K	12/27/2004

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.			X

3.3	Certificate of Designation of Series A. Junior Participating Preferred Stock	Form 8-K	7/11/2008

4.1	Specimen Common Stock Certificate.	Form S-11 (No. 333-92187)	2/7/2000

4.2	Warrant agreement, dated August 12, 2002, by and between Chordiant Software, Inc. and International Business Machines Corporation (“IBM”).	Form 10-Q	5/15/2003
4.3	Registration Rights Agreement, dated January 22, 2004, by and between Chordiant Software, Inc., and Acqua Wellington Opportunity I Limited.	Form 8-K	1/26/2004

4.4	Rights Agreement dated as of July 10, 2008, by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC	Form 8-K	7/11/2008

4.5	Form of Rights Certificate	Form 8-K	7/11/2008

10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement.	Form S-1 (No. 333-92187)	12/6/1999

10.2*	1999 Employee Stock Purchase Plan.	Form S-1 (No. 333-92187)	12/6/1999

10.3*	Amended and Restated 1999 Non-Employee Directors' Plan as amended and restated.	Schedule 14A	3/15/2007

10.4*	Form of Stock Option Agreement of 1999 Non-Employee Directors' Plan.	Form S-1 (No. 333-92187)	1/19/2000

10.5*	2000 Nonstatutory Equity Incentive Plan.	S-8 (No. 333-42844)	8/2/2000
10.6*	2005 Equity Incentive Plan, as amended.	Schedule 14A	3/15/2007

10.7*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-K/T	3/29/2005

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.8*	Form of Indemnification Agreement, by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-Q	5/15/2002

10.9*	Form of 2008-2009 Performance Share Unit Program Award Grant Notice.	Form 10-K	11/15/2007

10.10*††	Fiscal Year 2008 Executive Incentive Bonus Plan.	Form 10-K	11/15/2007

10.11*††	Fiscal Year 2008 General Counsel Incentive Bonus Plan.	Form 10-K	11/15/2007

10.12*††	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Professional Services.	Form 10-K	11/15/2007

10.13*††	Fiscal Year 2008 Bonus Plan for Worldwide Vice President, Sales.	Form 10-K	11/15/2007

10.14*	Fiscal Year 2008 Compensation Plan for Worldwide Vice President, Sales.	Form 10-K	11/15/2007

10.15*††	2008-2009 Performance Share Unit Program.	Form 10-K	11/15/2007

10.16*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K	10/16/2007

10.17	Amended and Restated Loan and Security Agreement dated August 31, 2000, by and between Chordiant Software, Inc. and Imperial Bank.	Form 10-Q	5/15/2002

10.18
First Amendment to Amended and Restated Loan and Security Agreement, dated October 19, 2001, by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank.
		Form 10-Q	5/15/2002

10.19	Second Amendment to Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 28, 2003.	Form 10-Q	8/14/2003

10.20	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006.	Form 10-Q	5/4/2006

10.21	Modification to Second Amended and Restated Loan and Security Agreement dated June 30, 2008, by and between Chordiant Software, Inc., and Comerica Bank-California.	Form 10-Q	07/31/2008

10.22	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.23	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.24
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-K	2/9/2007

10.25††	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.26†	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

10.27††	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.	Form 10-K	11/15/2007

10.28†	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.29	Master Professional Services Agreement dated May 7, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.30††	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	11/15/2007

10.31	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

10.32	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.	Form 10-K	2/9/2007

10.33	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.	Form 10-K	2/9/2007

10.34††	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc.	Form 10-Q	8/10/2007

10.35†††	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003, as amended.	Form 10-K	11/15/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.36	Addendum A to Master Services Agreement dated September 11, 2006 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	2/9/2007

10.37	Addendum A to the Master Services Agreement dated October 25, 2007 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	11/15/2007
10.38	Addendum A to Master Services Agreement dated August 15, 2008 by and between Chordiant Software, Inc. and Ness USA, Inc..	Form 8-K	08/29/2008
10.39†	Addendum B to Master Services Agreement dated March 28, 2006 by and among Chordiant Software, Inc., Ness USA, Inc., Ness Technologies, India Ltd. and Ness Technologies, Inc.			X
10.40	Addendum A to Master Services Agreement dated September 12, 2005 by and among Chordiant Software, Inc., Ness Global Services, Inc., Ness Technologies India Ltd. and Ness Technologies, Inc.			X

10.41††	Global Framework Agreement dated December 21, 2007 by and between Chordiant Software, Inc. and Vodafone Group Services Limited.	Form 10-Q	02/07/2008
10.42	Memorandum of Understanding re Compromise and Settlement, dated May 29, 2008.	Form 8-K	06/03/2008
10.43	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form S-1 (No. 333-92187)	1/19/2000

10.44	First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	10-K	3/8/2004

10.45	Second Amendment to Cupertino City Center Net Office Lease dated March 10, 2006, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee			X

10.46	Third Amendment to Cupertino City Center Net Office Lease dated July 11, 2008, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form 10-Q	07/31/2008
10.47*	Change of Control Agreement, dated September 10, 2001, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-Q	5/15/2002

10.48*	Amendment to Change of Control Agreement dated February 27, 2004, by and between Chordiant Software, Inc. and Samuel T. Spadafora.	Form 10-K	3/8/2004

10.49*	Separation Agreement dated November 30, 2006, by and between Chordiant Software, Inc. and Samuel Spadafora.	Form 8-K	11/30/2006

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.51*	Compromise Agreement by and between Chordiant Software International Limited and Allen Swann dated October 28th 2004.	Form 10-K/T	3/29/2005

10.52*	Board Member Agreement dated March 7, 2006 for Richard Stevens	Form 8-K	3/10/2006

10.53	Offer Letter dated July 19, 2004 for Peter Norman.			X
10.54*	Change of Control Agreement dated November 1, 2005 by and between Chordiant Software, Inc. and Peter Norman.	Form 10-Q	4/30/2007

10.55*	Change of Control Agreement dated November 11, 2005 by and between Chordiant Software, Inc. and James St. Jean.	Form 10-Q	4/30/2007

10.56	Offer Letter dated April 19, 2006 for Frank J. Florence.			X
10.57*	Change of Control Agreement dated May 22, 2006 by and between Chordiant Software, Inc. and Frank Florence.	Form 10-Q	4/30/2007

10.58	Offer Letter dated July 14, 2006 for P.K. Karnik.			X
10.59*	Change of Control Agreement dated April 13, 2007 by and between Chordiant Software, Inc. and PK Karnik.	Form 10-Q	4/30/2007

10.60*	Offer Letter dated October 17, 2005 for Derek P. Witte.	Form 8-K	10/26/2005

10.61*	Change of Control Agreement dated October 20, 2005 by and between Chordiant Software, Inc. and Derek P. Witte.	Form 8-K	10/26/2005

10.62	Separation Agreement dated May 1, 2008 by and between Chordiant Software Inc. and Derek P. Witte.	Form 10-Q	07/31/2008
10.63*	Offer Letter dated January 31, 2006 for Steven R. Springsteel.	Form 8-K	2/2/2006

10.64*	Form of Stock Option Agreement for Steven R. Springsteel.	Form 8-K	2/2/2006

10.65*	Offer Letter dated October 19, 2007 for David Cunningham.	Form 10-K	11/15/2007

10.66	Offer Letter dated February 3, 2008 for Charles Altomare.			X
10.67	Offer Letter dated July 18, 2008 for David Zuckerman.			X
18.1	Preferability letter from BDO Seidman, LLP, Independent Registered Public Accounting Firm.	Form 10-K	12/9/2005

21.1	Subsidiaries of Chordiant Software, Inc..	Form 10-Q	5/16/2005

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.			X

24.1	Power of Attorney (included on the signature pages hereto).			X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)
Chordiant has omitted Schedules 2-4 and 709 to the Share Purchase Agreement pursuant to Item 601(b)(2) of Regulation S-K. Chordiant hereby undertakes to provide the SEC with copies of the omitted schedules upon request.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

††	Confidential treatment granted. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

†††	Confidential treatment extension requested. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.