Form 10-Q
period 2008-12-31
CHORDIANT SOFTWARE INC
filed 2009-01-29
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 16, 2009, there were 30,083,770 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2008	September 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$53,775	$55,516
Accounts receivable, net	20,258	24,873
Prepaid expenses and other current assets	5,888	8,168
Total current assets	79,921	88,557
Property and equipment, net	2,760	3,165
Goodwill	22,608	22,608
Intangible assets, net	1,211	1,514
Deferred tax assets—non-current	4,389	6,849
Other assets	1,926	2,007
Total assets	$112,815	$124,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,971	$7,711
Accrued expenses	8,608	9,456
Deferred revenue	32,952	33,503
Total current liabilities	46,531	50,670
Deferred revenue—long-term	10,184	12,831
Other liabilities—non-current	1,007	818
Restructuring costs, net of current portion	427	529
Total liabilities	58,149	64,848

Commitments and contingencies (Notes 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized (500 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding at December 31, 2008 and September 30, 2008	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,081 and 30,076 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	30	30
Additional paid-in capital	282,887	281,910
Accumulated deficit	(228,519)	(225,850)
Accumulated other comprehensive income	268	3,762
Total stockholders’ equity	54,666	59,852
Total liabilities and stockholders’ equity	$112,815	$124,700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2008	2007

Revenues:
License	$7,941	$8,807
Service, including related party items aggregating nil and $64 for the three months ended December 31, 2008 and 2007, respectively.	15,436	20,327
Total revenues	23,377	29,134
Cost of revenues:
License	98	334
Service	6,686	8,478
Amortization of intangible assets	303	303
Total cost of revenues	7,087	9,115
Gross profit	16,290	20,019
Operating expenses:
Sales and marketing	7,780	8,903
Research and development	5,259	6,725
General and administrative	4,402	5,003
Restructuring expense	784	—
Total operating expenses	18,225	20,631
Loss from operations	(1,935)	(612)
Interest income, net	292	835
Other income, net	685	134
Income (loss) before income taxes	(958)	357
Provision for income taxes	1,711	152
Net income (loss)	$(2,669)	$205

Net income (loss) per share:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01

Weighted average shares used in computing net income (loss) per share:
Basic	30,008	33,292
Diluted	30,008	33,864

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(2,669)	$205
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	456	397
Amortization of intangibles and capitalized software	363	570
Non-cash stock-based compensation expense	965	1,175
Provision for doubtful accounts and sales returns	202	38
Accretion of discounts on marketable securities	—	(32)
Non-cash provision for income taxes	1,263	—
Changes in assets and liabilities:
Accounts receivable	2,736	6,255
Prepaid expenses and other current assets	1,203	(2,013)
Other assets	(44)	999
Accounts payable	(2,443)	396
Accrued expenses, other liabilities—non-current, and restructuring	(256)	23
Deferred revenue	864	(10,664)
Net cash provided by (used for) operating activities	2,640	(2,651)
Cash flows from investing activities:
Property and equipment purchases	(180)	(723)
Capitalized product development costs	(13)	(66)
Increase in restricted cash	(1)	(2)
Purchases of marketable securities and short-term investments	—	(4,340)
Proceeds from maturities of marketable securities and short-term investments	—	5,647
Net cash provided by (used for) investing activities	(194)	516
Cash flows from financing activities:
Proceeds from exercise of stock options	11	569
Excess tax benefits from stock-based compensation	—	17
Net cash provided by financing activities	11	586
Effect of exchange rate changes	(4,198)	(226)
Net decrease in cash and cash equivalents	(1,741)	(1,775)
Cash and cash equivalents at beginning of period	55,516	77,987
Cash and cash equivalents at end of period	$53,775	$76,212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. or the Company, or Chordiant is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in insurance, healthcare, telecommunications, financial services, retail and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, or 2008 Form 10-K, filed with the SEC.

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

Restricted cash

At December 31, 2008 and September 30, 2008, interest bearing certificates of deposit were classified as restricted cash. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Other Assets in the Condensed Consolidated Balance Sheets. See Note 3 for restricted cash balances at each balance sheet date.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, and certificates-of-deposit. The Company has cash and cash equivalents with various large banks and institutions domestically and internationally. As of December 31, 2008, the Company held no marketable securities.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Citicorp Credit Services, Inc.	13%	22%
Vodafone Group Services Limited and affiliated companies	25%	*
International Business Machines (“IBM”)	*	11%
Wellpoint, Inc.	*	11%

*       Represents less than 10% of total revenues.

As previously announced, the Company has agreed to license certain of its software to IBM’s customers.

At December 31, 2008, CitiCorp Credit Services, Inc., Vodaphone Group Services Limited, and Orange Personal Communications accounted for 19%, 18%, and 10%, of our accounts receivable, respectively. At September 30, 2008, Citicorp Credit Services, Inc., Vodafone Group Services Limited, and IBM accounted for approximately 19%, 18%, and 13% of our accounts receivable, respectively.

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

During fiscal year 2008 and the three months ended December 31, 2008, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.4 million associated with these products have been capitalized and included in Other Assets as of December 31, 2008. As the porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three months ended December 31, 2008, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 million. As of December 31, 2008, the unamortized expense was approximately $0.4 million.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product were capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three months ended December 31, 2008 and 2007, amortization expense, included in cost of revenue for license related to this product was less than $0.1 million for both periods. As of December 31, 2008, the unamortized expense was $0.3 million.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net income (loss) per share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard, No. 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options and unvested restricted stock (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with SFAS 123(R), unvested performance based restricted stock units or RSUs are not included in the computation of earnings per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three months ended December 31, 2008.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended December 31,
	2008	2007

Net income (loss) available to common stockholders	$(2,669)	$205
Denominator:
Weighted average common stock outstanding	30,008	33,292
Denominator for basic calculations	30,008	33,292

Effect of dilutive potential common shares	— (*)	572
Denominator for diluted calculations	30,008	33,864

Net income (loss) per share—basic	$(0.09)	$0.01
Net income (loss) per share—diluted	$(0.09)	$0.01
(*) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

December 31, 2008

Employee stock options	4,212
Restricted stock awards (RSAs)	71
Restricted stock units	520
4,803

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method and therefore EITF 08-6 will not have a significant impact on the determination of our financial results.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company has evaluated the new EITF and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In October, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” or FSP 157-3. FSP 157-3 clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FAS Statement No. 154, “Accounting Changes and Error Corrections” or FAS 154. However, the disclosure provisions in FAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company has evaluated the new FSP and has determined that it will not have a significant impact on the determination or reporting of our financial results

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE

The Company adopted the provisions of SFAS 157 effective October 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2008
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$25,149	$25,149	$—	$—

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net, consists of the following (in thousands):

	December 31, 2008	September 30, 2008
Accounts receivable, net:
Accounts receivable	$21,077	$25,502
Less: allowance for doubtful accounts	(819)	(629)
	$20,258	$24,873

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Prepaid expenses and other current assets:
Prepaid commissions and royalties	$1,296	$2,171
Deferred tax assets	2,308	3,102
Other prepaid expenses and current assets	2,284	2,895
	$5,888	$8,168

Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2008	September 30, 2008
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,786	$4,744
Purchased internal-use software (useful lives of 3 years)	3,325	3,323
Furniture and equipment (useful lives of 3 to 7 years)	718	749
Leasehold improvements (shorter of 7 years or the term of the lease)	2,688	2,811
	11,517	11,627
Accumulated depreciation and amortization	(8,757)	(8,462)
	$2,760	$3,165

Intangible assets, net

Intangible assets, net, consist of the following (in thousands):

	December 31, 2008			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(5,989)	$915	$6,904	$(5,765)	$1,139
Customer list and trade-names	2,731	(2,435)	296	2,731	(2,356)	375
	$9,635	$(8,424)	$1,211	$9,635	$(8,121)	$1,514

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows:  Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million for each of the three month periods ended December 31, 2008 and 2007, respectively. The Company expects amortization expense on acquired intangible assets to be $0.9 million for the remainder of fiscal year 2009 and $0.3 million in fiscal year 2010.

Other assets

Other assets consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Other assets:
Long-term restricted cash	$88	$89
Other assets	1,838	1,918
	$1,926	$2,007

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$4,373	$5,088
Accrued restructuring expenses, current portion (Note 5)	435	538
Accrued third party consulting fees	939	1,264
Accrued income, sales and other taxes	1,524	1,678
Other accrued liabilities	1,337	888
	$8,608	$9,456

Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2008	September 30, 2008
Deferred revenue:
License	$9,679	$12,465
Support and maintenance	32,622	32,908
Other	835	961
	43,136	46,334
Less: current portion	(32,952)	(33,503)
Long-term deferred revenue	$10,184	$12,831

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5—RESTRUCTURING

Restructuring Costs

Through December 31, 2008, the Company approved certain restructuring plans to, among other things, reduce its workforce, terminate contracts and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities, and (iii) contract termination costs. The Company accounted for each of these costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS 146 or previous guidance under Emerging Issues Task Force 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, or EITF 94-3.

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

•
Excess Facilities Costs—These costs represent future minimum lease payments related to excess and abandoned office space under leases, and the disposal of property and equipment including facility leasehold improvements, net of estimated sublease income.

•	Termination Costs—These costs represent contract termination costs related to the restructuring plan.

As of December 31, 2008, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total

Excess facilities	$435	$427	$862
Total	$435	$427	$862

As of December 31, 2008 and September 30, 2008, $0.4 million and $0.5 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements or the anticipated settlement dates.

As of December 31, 2008, all severance and termination benefits and contract termination costs have been paid.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2009 (nine months remaining)	$334
2010	409
2011	119
Total	$862

Included in the future minimum lease payments schedule above is an offset of $0.6 million of contractually committed sublease rental income. In the event that the sub-lessee was to default on their lease commitment to the Company, an adjustment to expense would be required if we were unable to find a replacement tenant on a timely basis.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fiscal Year 2009 Restructuring

In October 2008, the Company initiated a restructuring plan, the 2009 Restructuring, intended to align its resources and cost structure with expected future revenues. The 2009 Restructuring plan includes reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2009 Restructuring plan includes a reduction of approximately 13% of the Company’s permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of December 31, 2008, all payments have been made.

	Severance and Benefits	Contract Termination Costs	Total

Provision	$758	$130	$888
Cash paid	(758)	(130)	(888)
Reserve balance as of December 31, 2008	$—	$—	$—

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

During the quarter ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, the Company reversed the charge as the Company was not required to pay the severance expense to the employee.

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2008	$123
Provision adjustment	(104)
Non-cash	(19)
Cash paid	—
Reserve balance as of December 31, 2008	$—

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

During the year ended September 30, 2007, the Company entered into a new sublease for the last remaining facility lease associated with the 2002 Restructuring. As a result of this sublease, rental income was lower than previously estimated as part of the restructure facility reserve, and the Company recorded an additional $0.4 million of restructuring expense during the year ended September 30, 2007. The sublease term is through the entire remaining term of the Company’s lease obligation for the facility.

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2008	$943
Non-cash	—
Cash paid	(81)
Reserve balance as of December 31, 2008	$862

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended December 31,
	2008	2007

Net income (loss)	$(2,669)	$205

Other comprehensive income (loss):
Change in foreign currency translation	(3,494)	29
Net change in unrealized gain from investments	—	5
Comprehensive income (loss)	$(6,163)	$239

NOTE 7—RELATED PARTY TRANSACTIONS

Charles E. Hoffman, a director of the Company, is the former President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Revenue from Covad was zero and less than $0.1 million for the three months ended December 31, 2008 and 2007, respectively.

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

In February 2008, Dan Gaudreau became a director of the Company. Mr. Gaudreau is the Chief Financial Officer of Actuate Corporation, a provider of licensed technology to the Company. The Company paid royalties to Actuate Corporation of less than $0.1 million and zero for the three months ended December 31, 2007 and 2008, respectively.

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

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of December 31, 2008, the Company had utilized $0.4 million of the standby commercial letters of credit limit which serves as collateral for computer equipment leases for Ness (see Note 9) of approximately $0.2 million and collateral for our Brighton facility of approximately $0.2 million. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of December 31, 2008, the Company had not entered into any foreign exchange forward contracts. Pursuant to the March 2006 amended agreement, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of December 31, 2008, there were no outstanding balances on the revolving line of credit.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of December 31, 2008 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2009 (remaining nine months)	$2,306	$(190)	$2,116
2010	3,107	(293)	2,814
2011	2,551	(86)	2,465
2012	1,818	—	1,818
2013	1,660	—	1,660
Thereafter	261	—	261
Total minimum payments	$11,703	$(569)	$11,134

Operating lease payments in the table above include approximately $1.4 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of December 31, 2008, the Company has $0.6 million in sublease income contractually committed for future periods relating to this facility. See Note 5 for further discussions.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table above includes our lease commitment for these facilities.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 31, 2008, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

Asset retirement obligation payments as of December 31, 2008 are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2009 (remaining nine months)	$—
2010	—
2011	142
2012	162
Total	$304

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. From 2004 to 2008, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. In January 2009, the Company extended its agreement with Ness to provide technical and consulting services, however if the Company terminates the agreement prior to December 31, 2009, it may be required to pay a termination fee no greater than $0.5 million. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’s obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company enters into indemnification agreements pursuant to which the Company is obligated to indemnify certain of its officers, directors or employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The Company’s Bylaws similarly provide for indemnification of its officers, directors and employees under certain circumstances to the maximum extent permitted under Delaware law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and arrangements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

believes the estimated fair value of these indemnification agreements and arrangements is minimal. Accordingly, the Company has no liabilities recorded for these agreements or arrangements as of December 31, 2008.

The Company enters into standard agreements with indemnification provisions in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into arrangements with our business partners whereby the business partners agree to provide services as subcontractors for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of these services. Accordingly, the Company enters into standard agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2008.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2008.

NOTE 10—LITIGATION

IPO Laddering

Beginning in July 2001, the Company and certain of its officers and directors, or Individuals, were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering, or IPO, violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Company’s IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies, or Issuers, that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

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

Derivative Class Action

On August 1, 2006, a stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Jesse Brown under the caption Brown v. Kelly, et al. Case No. C06-04671 JW (N.D. Cal.). On September 13, 2006, a second stockholder derivative complaint was filed in the United States District Court for the Northern District of California by Louis Suba under the caption Suba v. Kelly et al., Case No. C06-05603 JW (N.D. Cal.). Both complaints were brought purportedly on behalf of the Company against certain current and former officers and directors. On November 27, 2006, the court entered an order consolidating these actions and requiring the plaintiffs to file a consolidated complaint. The consolidated complaint was filed on January 11, 2007. The consolidated complaint alleged, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated section 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. On June 30, 2008, the parties signed a Stipulation of Compromise and Settlement ("the Settlement"), which was subject to court approval. The Settlement received final court approval on October 22, 2008. The Company's cash contribution toward the Settlement was not material to the financial statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of our officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that the Company’s Marketing Director software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights that had been owned by Netbula LLC and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement included (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, and (e) unauthorized distribution of PowerRPC for server based products. The plaintiff sought monetary damages, disgorgement of profits, and injunctive relief according to proof. On February 5, 2008, the Company and its officers and employees filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. On July 23, 2008, the Court issued an order that (1) denied Plaintiff's motion to disqualify counsel; (2) granted one employee’s motion to dismiss for lack of personal jurisdiction, with prejudice, and (3) granted the Company’s motion to dismiss, ruling that Plaintiff’s company, Netbula LLC, is the real party in interest and must appear through counsel. The Court ruled that Netbula LLC could file an amended complaint within 45 days and join Mr. Yue as an individual Plaintiff at that time.

On September 9, 2008, Plaintiffs Dongxiao Yue and Plaintiff Netbula LLC filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of Plaintiffs’ PowerRPC software: claims for copyright infringement, unfair competition, and “accession and confusion of property” against the Company, and a claim for vicarious copyright infringement against the Company’s Chief Executive Offer and its former Vice President, General Counsel and Secretary.

On September 20, 2008, the parties filed a stipulation allowing Plaintiffs to file a Second Amended Complaint asserting the two causes of action for copyright infringement and vicarious copyright infringement, but not including the unfair competition and accession and confusion claims.  The Second Amended Complaint seeks monetary damages, disgorgement of profits, and injunctive relief according to proof.  On November 10, 2008, the Company’s Chief Executive Offer and its former Vice President, General Counsel and Secretary filed a motion to dismiss on grounds that the Plaintiffs failed to state a claim as to them, and this motion is to be heard on February 23, 2009.  Also on November 10, 2008, the Company answered the complaint and asserted various affirmative defenses, including that the Plaintiffs’ claims are barred by the existence of an express or implied license from the Plaintiffs.  The Court has allowed discovery to proceed on this license-based defense and set April 9, 2009 for a hearing on the Company’s anticipated motion for summary judgment on this defense. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

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

The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment to retained earnings related to the adoption of FIN 48. At the adoption date of October 1, 2007, the Company had $0.8 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.2 million of which would affect the Company’s effective tax rate if recognized. From October 1, 2008 through December 31, 2008, unrecognized tax benefits increased by $0.2 million due to additional accrued interest and penalties and an uncertain tax return position filed during the period. As of December 31, 2008, we had gross unrecognized tax benefits of $1.2 million.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, all U.S. federal, state and United Kingdom tax years between 1995 and 2008 remain open to examination due to net operating loss carryforwards and credit carryforwards. Tax years 2003 and later remain open to examination in Canada and years 2004 and later remain open to examination in Germany.

Tax audits of the 2005 tax year are currently in process in the Netherlands. The Company does not expect resolution of these audits to have a material impact on our financial statements and the Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months.

At December 31, 2008, the Company has $72.5 million in gross deferred tax assets (DTAs) attributable principally to net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, the Company maintained a 100% valuation allowance on DTAs because it previously was unable to conclude that it is more-likely-than-not that it will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of the Company’s intellectual property into the U.S., current projections of disaggregated future taxable income has enabled the Company to conclude that it is more-likely-than-not that it will have future taxable income sufficient to realize $6.7 million of tax benefits from its deferred tax assets, which consist of that portion of net deferred tax assets attributable to net operating losses (NOLs) residing in the United Kingdom. Accordingly, the Company released (eliminated) the valuation allowance on its DTAs related to the United Kingdom, of which $9.5 million was recognized in the period ended September 30, 2008 as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning October 1, 2008 and through future periods, the Company expects to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

At December 31, 2008, the Company’s provision for income taxes was $1.7 million. Of this total, $1.3 million was related to a non-cash deferred tax expense for the recognition of taxable income in the United Kingdom. The Company also had unrecoverable withholding taxes related to sales transactions that occurred in Turkey, Poland and India. The remainder of the Company’s provision is attributable to taxes on earnings from the Company’s  foreign subsidiaries.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to U.S. generated deferred tax assets, the Company recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. The Company’s estimate of future taxable income considers available positive and negative evidence regarding current and future operations, including projections of income in various states and foreign jurisdictions.  The Company believes the estimate of future taxable income is reasonable; however, it is inherently uncertain, and if future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or the ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31 and September 30, 2008, the balance of deferred tax valuation allowance was approximately $65.9 million.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. The Company has analyzed its historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from its deferred tax balances as a result of an IRC 382 limitation. On September 30, 2008, the Company had federal research and development tax credit carryforwards of approximately $3.4 million. Due to Section 382 ownership changes under IRC Section 383, $2.1 million of the federal research tax credit carryforwards were subject to annual limitations and is expected to expire unutilized.

On September 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $139.1 million and $26.4 million, respectively. The Company generated pre-acquisition net operating losses related to Prime Response. Of the total $33.4 million of pre-acquisition net operating losses generated, approximately $19.6 million of pre-acquisition net operating losses expired unutilized as a result of an IRC Section 382 study. Upon being realized, the remaining $13.8 million of pre-acquisition net operating loss carryforwards will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision.. Approximately $35.5 million of additional net operating loss and capital allowance carryforwards were generated in the United Kingdom, none of which will expire. Approximately $4.1 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and expire in fiscal years 2011 through 2028 and 2009 through 2028, respectively. At September 30, 2008, there were approximately $1.4 million of federal research and development credits  that expire in 2025 through 2028. In addition, there are alternative minimum tax credits of approximately $0.1 million that do not expire. At September 30, 2008, there were also state credits of approximately $3.7 million of which $3.6 million do not expire.

On September 23, 2008, the state of California enacted tax legislation on the utilization of net operating losses and credit limitations.  Beginning in fiscal year 2009, any California net operating losses that the Company generates will have a 20 year carryforward period and effective for fiscal year 2012, will have a two year carryback period. In addition, for fiscal year 2009 through fiscal year 2010, the Company will be unable to utilize California net operating losses as they are being temporarily disallowed as a result of this legislation. This may give rise to tax expense for any such taxable income rising out of the disallowable 2 year period. Any disallowed California net operating losses that cannot be utilized during the disallowed period will be extended by two years. For fiscal year 2012, the carryback amount cannot exceed 50% of the net operating loss, for fiscal year 2013, the carryback cannot exceed 75% of the net operating loss, and for fiscal year 2014, the carryback cannot exceed 100% of the net operating loss.

Beginning in fiscal year 2009, California business tax credits will be limited to 50% of the Company’s tax liability. The carryover period for disallowed credit will be extended by the number of tax years that the credit was disallowed.

NOTE 12—EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of December 31, 2008, there were approximately 1.8 million shares available for future grant and approximately 4.2 million options that are outstanding under the 2005 Equity Incentive Plan or 2005 Plan. In the quarter ended December 31, 2008, the Board amended the 2005 Plan to incorporate the following changes:

1.
amended the 2005 Plan to increase the number of shares reserved for future issuance by 0.7 million shares. This amendment was approved by the stockholders at the 2009 Annual Meeting of Stockholders’ held on January 28, 2009.

2.
granted 520,000 RSUs, equal to an equivalent number of shares of Common Stock, to executive officers and management team members. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. In the event of certain changes in control of the Company, any unvested shares would automatically vest.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria. As of December 31, 2008, management believes achieving the two year performance criteria is unlikely.

2000 Nonstatutory Equity Incentive Plan

As of December 31, 2007, there were approximately 0.4 million options that are outstanding under the 2000 Nonstatutory Equity Incentive Plan.

1999 Non-Employee Directors’ Option Plan

As of December 31, 2008, there were approximately 0.2 million shares of common stock are available for future grant and 0.2 million options that are outstanding under the 1999 Non-Employee Directors’ Option Plan or Directors’ Plan. On November 19, 2008, the Board amended the Directors’ Plan such that the maximum number of shares of restricted stock that a Board member may receive in connection with the annual grant of restricted stock under the Directors’ Plan be limited to 15,000 shares. The Company expects to grant Board members restricted stock awards on January 28, 2009, at the 2009 Annual Meeting of Stockholders’. The amendment does not require stockholder approval.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option and RSA Activity

The following table summarizes stock option and RSA activity under our stock option plans (in thousands, except per share data):

		Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 12/31/2008 of $2.66
Balance at September 30, 2008	3,056	3,662	$8.19
Authorized	—	—	—
Granted	(1,404)	884	2.85
Options exercised	—	(5)	2.08
Options and awards cancelled/forfeited	329	(329)	8.48
Authorized reduction in shares from existing plans	(10)	—	—
Balance at December 31, 2008	1,971	4,212	$7.06	6.58	$279
Vested and expected to vest at December 31, 2008		3,644	$7.02	6.37	$245
Exercisable at December 31, 2008		2,143	$7.70	5.76	$64

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2008 of $2.66	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2008 of $2.66
$0.35 – 2.32	719	4.67	$2.29	$269	91	$2.06	$54
2.50 – 4.75	500	6.72	4.04	10	313	3.75	10
4.90 – 7.50	575	5.68	6.37	—	392	6.59	—
7.53 – 8.15	527	6.81	7.89	—	380	7.89	—
8.25 – 8.28	653	7.31	8.25	—	361	8.25	—
8.35 – 9.25	784	8.21	9.12	—	291	9.03	—
9.26 – 45.00	454	6.42	12.56	—	315	12.54	—
$0.35 – 45.00	4,212	6.58	$7.06	$279	2,143	$7.70	$64

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.66 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended December 31, 2008 was less than $0.1 million and $0.7 million, respectively. As of December 31, 2008, total unrecognized compensation costs related to non-vested stock options was $5.9 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.3 years. As of December 31, 2007, total unrecognized compensation costs related to non-vested stock options was $7.0 million, which was expected to be recognized as expense over a weighted-average period of approximately 2.9 years.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. These RSAs were unvested as of December 31, 2008, and are excluded from the preceding table. The total fair value of the unvested RSAs at grant date was $0.6 million. The aggregate intrinsic value of the unvested RSAs at December 31, 2008 was $0.2 million. During the three months ended December 31, 2008, zero shares vested related to the RSAs. The weighted average fair value at grant date of the unvested RSAs was $8.44 per share as of December 31, 2008. As of December 31, 2008, total unrecognized compensation costs related to unvested RSAs was $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 0.1 year. The Company had no unvested restricted stock as of December 31, 2007.

RSU Activity

The following table summarizes RSU activity (in thousands, except per share data):

	Outstanding
	Shares	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 12/31/2008 of $2.66
Balance at September 30, 2008	0
Restricted stock units granted during the quarter ended December 31, 2008	520
Restricted stock units granted during prior periods *	—
Balance at December 31, 2008	520	1.90	$1,383
Vested and expected to vest at December 31, 2008	520	1.90	$1,383
*  The number of RSUs granted is an estimate based upon management’s assessment of the likelihood of achieving the two year performance criteria.

In the quarter ended December 31, 2008, the Company granted 0.5 million RSUs with an average fair value of $2.32 per unit, equal to an equivalent number of shares of Common Stock, to executive officers and management team members. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. In the event of certain changes in control of the Company, any unvested shares would automatically vest. The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.66 as of December 31, 2008. As of December 31, 2008, total unrecognized compensation costs related to unvested RSUs was $1.2 million which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has estimated that zero out of a maximum of 0.2 million of unvested RSUs with an average fair value of $13.31 per unit will be awarded at the end of the measurement period. During the three months ended December 31, 2008, zero stock compensation expense related to the performance-based RSUs has been recognized. For the quarter ended December 31, 2007, the total unrecognized compensation costs related to unvested RSUs was $1.9 million which was expected to be recognized as expense over a weighted average period of approximately 21 months. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $2.5 million which would be expected to be recognized as expense over a weighted average period of approximately 9 months.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, RSAs, RSUs and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSAs  and RSUs for the three months ended December 31, 2008 and 2007, respectively, which was allocated as follows (in thousands):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007

Stock-based compensation expense:
Cost of revenues	$134	$153
Sales and marketing	256	241
Research and development	109	199
General and administrative	466	582
Total stock-based compensation expense	$965	$1,175

The weighted-average estimated fair value of stock options granted during the three months ended December 31, 2008 and 2007 was $1.18 and $4.43 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2008	2007
Expected lives in years	2.8	3.5
Risk free interest rates	1.6%	3.4%
Volatility	62%	59%
Dividend yield	0%	0%

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended December 31, 2008 and 2007 was based on our historical forfeiture experience.

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

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended December 31,
	2008	2007
License revenue:
Enterprise solutions	$1,544	$6,214
Marketing solutions	2,381	714
Decision management solutions	4,016	1,879
Total	$7,941	$8,807

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended December 31,
	2008	2007
Service revenue:
Enterprise solutions	$9,662	$15,209
Marketing solutions	2,951	3,118
Decision management solutions	2,823	2,000
Total	$15,436	$20,327

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended December 31,
	2008	2007

North America	$8,083	$15,591
Europe	15,294	13,543
Total	$23,377	$29,134

Included in foreign revenue results for Europe are revenue from the United Kingdom of $6.1 million for both the three months ended December 31, 2008 and 2007.

Property and equipment, net information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31 2008	September 30, 2008

North America	$2,060	$2,250
Europe	700	915
Total	$2,760	$3,165

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the 2008 Audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008 filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the credit markets and the global economic downturn generally will adversely impact our customers and potential customers. These economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers may alter their purchasing activities in response to a lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of our products and services or other sales activities that affect purchases of our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating economic conditions, our financial condition and operating results may be materially and adversely affected.

Several of our current and prior customers have recently merged with others, been forced to raise significant levels of new capital, or received funds and/or equity infusions from regulators or governmental entities. This list of companies is extensive and includes Wachovia Corporation, AIG, Halifax Bank of Scotland, Royal Bank of Scotland, Barclays, and Lloyds. The impact of these mergers and changes in ownership on Chordiant’s near term business is uncertain. Customers who have recently reorganized, merged or face new regulations may delay or terminate their software purchasing decisions, and as an acquired or merged entity may lose the ability to make such purchasing decisions, resulting in declines in our bookings, revenues and cash flows.

For the quarter ended December 31, 2008, we recorded revenue of $23.4 million, a decrease of $5.0 million or 18% from previous quarter. We incurred a net loss of $2.7 million and ended the quarter with over $53.8 million in cash, cash equivalents, and marketable securities as compared to $87.1 million for quarter ended December 31, 2007. We generated cash from operating activities of $2.6 million.

Total revenue for the three months ended December 31, 2008 decreased $5.7 million or 20% from the three months ended December 31, 2007. The decrease in license revenue was $0.9 million as we had smaller dollar license transactions. Service revenue decreased $4.8 million from the three months ended December 31, 2007. The decrease in service revenue was primarily composed of decreases of $2.4 million in consulting revenue, $0.2 million in training revenue, $1.9 million in support and maintenance revenue and $0.3 million in expense reimbursement revenue.

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

Financial Trends

Backlog. Our revenues have been derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over a prolonged period of time, it will cause the associated backlog to be recognized as revenue over a similar period of time. As of December 31, 2008 and 2007, we had approximately $55.6 million and $96.0 million in backlog, respectively, which we define as contractual commitments by our customers through purchase orders or contracts. Backlog at December 31, 2008 includes approximately $9.3 million relating to a large telecommunications customer commitment. The decrease in backlog is partially reflected in the decrease of deferred revenue recorded on our Condensed Consolidated Balance Sheets. For the period ended December 31, 2007 to December 31, 2008 aggregate deferred revenue balances decreased $14.0 million due to decreases of $5.1 million in short-term deferred revenue and $8.9 million in long-term deferred revenue. If the levels of backlog continue to decline, revenues in future periods may be adversely affected, and our ability to forecast future revenues would be diminished. Backlog is comprised of:

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

Service Revenues. Service revenues as a percentage of total revenues were 66% and 70% for the three months ended December 31, 2008 and 2007, respectively. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenues will represent between 55% and 70% of our total annual revenues in the foreseeable future.

Revenues from International Customers versus North America. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended December 31, 2008 and 2007, international revenues were $15.3 million and $13.5 million, or approximately 65% and 46%, respectively, of our total revenues. We believe international revenues will continue to represent a significant portion of our total revenues in future periods.

For the three months ended December 31, 2008 and 2007, North America revenues were $8.1 million and $15.6 million, or approximately 35% and 54%, respectively of our total revenues. We believe North America revenues will continue to represent 40% to 60% of our total revenues in the future.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 99% and 96% for the three months ended December 31, 2008 and 2007, respectively. We expect license gross margin on current products to range from 95% to 97% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenues were 57% and 58% for the three months ended December 31, 2008 and 2007, respectively. We expect that gross margins on service revenues to range between 50% and 60% in the foreseeable future.

Reductions in Workforce. In October 2008, we initiated a restructuring plan, the 2009 Restructuring, intended to align its resources and cost structure with expected future revenues. The 2009 Restructuring plan includes reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2009 Restructuring plan includes a reduction of approximately 13% of our permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of December 31, 2008, all payments have been made.

On May 1, 2008, we implemented a reduction of approximately 10% of its workforce. We reduced our headcount across all functions of the organization. We reallocated resources in support of growth opportunities in emerging markets as well as adding headcount in revenue generating areas such as sales and alliances. We incurred approximately $0.5 million in expenses in the third quarter of fiscal year 2008 in connection with this reduction of force. As these costs did not meet the criteria of SFAS 146 to qualify as restructuring expenses, the expenses were charged as operating expenses to the respective functional areas.

In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. During the quarter ended March 31, 2007, we incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, we reversed the charge as we were not required to pay the severance expense to the employee.

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we completed a new sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.4 million restructuring expense for the fiscal year ended September 30, 2007. If the sub-lessee of the facility were to default on their payments to the Company, further adjustments to restructuring expense might be required.

Income Taxes. During the quarter ending December 31, 2008, we recognized $1.3 million of non-cash deferred tax expense related to taxable income in the United Kingdom. It is expected that we will recognize a total of approximately $3.0 million of non-cash deferred tax expense during fiscal year 2009. We expect the deferred tax expense to be reduced in future years.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $21.1 million with an allowance for doubtful accounts of $0.8 million as of December 31, 2008. Our gross accounts receivable balance was $25.5 million with an allowance for doubtful accounts of $0.6 million as of September 30, 2008. If the financial condition of our customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional allowances may be required. Based upon current economic conditions, the Company has reviewed accounts receivable and has recorded allowances as deemed necessary.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the December 31, 2008 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 9%, 5% or 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model.

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

At December 31, 2008, we have $72.5 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $6.7 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our net operating losses (NOLs) residing in the United Kingdom. Accordingly, during our fiscal year ended September 30, 2008, we released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2008 through future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31 and September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period ended September 30, 2008 and performed Step 1 of the goodwill impairment analysis required by SFAS 142, “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired as of September 30, 2008 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount. At December 31, 2008, the market capitalization of the Company exceeded the book value of the Company. In the event that the market capitalization of the Company declines further, goodwill impairment charges might be necessary in future periods.

Restructuring Expenses. In the past several years, we have implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring expenses related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Cost to terminate contracts represents contract termination costs related to the restructuring plan. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, potential defaults on existing subleases, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts. See Note 5 to the Consolidated Financial Statement for detailed information regarding restructuring expense.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and losses are included as part of Accumulated Other Comprehensive Income within our Condensed Consolidated Balance Sheets for all periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly higher than those reported in previous periods. At December 31, 2008, approximately $36.6 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements under section “Recent Accounting Pronouncements” for detailed information regarding status of new accounting standards that are not yet effective for us.

Results of Operations

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended December 31,
	2008		2007
Statements of Operations Data:
Revenues:
License	$7,941	34%	$8,807	30%
Service	15,436	66	20,327	70
Total revenue	23,377	100	29,134	100
Cost of revenue:
License	98	—	334	1
Service	6,686	29	8,478	29
Amortization of intangible assets	303	1	303	1
Total cost of revenue	7,087	30	9,115	31
Gross profit	16,290	70	20,019	69
Operating expenses:
Sales and marketing	7,780	33	8,903	31
Research and development	5,259	23	6,725	23
General and administrative	4,402	19	5,003	17
Restructuring expense	784	3	—	—
Total operating expense	18,225	78	20,631	71
Loss from operations	(1,935)	(8)	(612)	(2)
Interest income, net	292	1	835	3
Other income , net	685	3	134	—
Income (loss) before income taxes	(958)	(4)	357	1
Provision for income taxes	1,711	7	152	—
Net income (loss)	$(2,669)	(11)%	$205	1%

Comparison of the Three Months Ended December 31, 2008 and 2007 (Unaudited)

Revenues

Total revenues decreased $5.7 million, or 20%, to $23.4 million for the three months ended December 31, 2008 as compared to the same period of the prior year. This decrease was primarily due to decreases of 10% in license revenue and 24% in service revenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product groups is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. Products licensed with essential consulting services are generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion method is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. The following table sets forth our license revenue by product emphasis for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
License Revenue:	2008	2007	Change	%
Enterprise solutions	$1,544	$6,214	$(4,670)	(75)%
Marketing solutions	2,381	714	1,667	234
Decision management solutions	4,016	1,879	2,137	114
Total license revenue	$7,941	$8,807	$(866)	(10)%

Total license revenue decreased by $0.9 million or 10% for the three months ended December 31, 2008 as compared to the same period of the prior year. The decrease is primarily due to less percentage-of-completion revenue and smaller average dollar license transactions.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, post-contract customer support services, or PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For other service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
Service Revenue:	2008	2007	Change	%
Enterprise solutions	$9,662	$15,209	$(5,547)	37%
Marketing solutions	2,951	3,118	(167)	(5)
Decision management solutions	2,823	2,000	823	41
Total service revenue	$15,436	$20,327	$(4,891)	(24)%

Total service revenue decreased $4.8 million or 24% for the three months ended December 31, 2008, as compared to the same period of the prior year. The decrease in service revenue was primarily composed of decreases of $2.4 million in consulting revenue, $0.2 million in training revenue, $1.9 million in support and maintenance revenue and $0.3 million in expense reimbursement revenue. In addition, the decrease was affected by the changes in foreign exchange rates.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Cost of license revenue	$98	$334	$(236)	(71)%
Percentage of total revenue	—%	2%

Cost of license revenue decreased by $0.2 million or 71% for the three months ended December 31, 2008 as compared to the same period of the prior year. The decrease is primary from amortization of third party technology which became fully amortized in fiscal year 2008. In addition, we reduced our royalty expense associated with third party technology included in our products.

Service

Cost of service revenues consists primarily of personnel, third party consulting, facility, and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS. The following table sets forth our cost of service revenues for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Cost of service revenue	$6,686	$8,478	$(1,792)	(21)%
Percentage of total revenue	29%	29%

Cost of service revenue decreased $1.8 million or 21% for the three months ended December 31, 2008, as compared to the same period of the prior year. The decrease is due to decreases of $0.5 million in employee costs, $0.7 million in consulting, $0.1 million in facility costs, and $0.5 million in travel expense. The decrease in service cost is consistent with the decrease in service revenue.

Amortization of Intangible Assets

Amortization of intangible assets cost consists of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Amortization of intangible assets	$303	$303	$—	—%
Percentage of total revenues	1%	1%

We expect amortization expense for intangible assets to be $0.3 million for each of the three remaining quarters in fiscal year 2009 and $0.3 million in fiscal year 2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is attributed to activities associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee compensation and benefits, commissions and bonuses, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Sales and marketing expense	$7,780	$8,903	$(1,123)	(13)%
Percentage of total revenues	33%	31%

Sales and marketing expense decreased by $1.1 million or 13% for the three months ended December 31, 2008 as compared to the same period of the prior year. The decrease is primarily due to decreases of $0.6 million in employee costs, $0.2 million in recruiting costs, $0.6 million in sales and marketing program costs, and $0.1 million in facility costs offset by a $0.4 million increase in consulting costs. The decrease in employee costs is primarily from the reduction in headcount that occurred in the quarter.

Research and Development

Research and development expense results from the activities associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation and benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Research and development expense	$5,259	$6,725	$(1,466)	(22)%
Percentage of total revenues	23%	23%

Research and development expense decreased by $1.4 million or 22% for the three months ended December 31, 2008 as compared to the same period of the prior year. The decrease is primarily related to decrease of $0.9 million in employee costs, $0.3 million in consulting, $0.1 million in facility costs, and $0.1 million in travel costs. The decrease in employee costs is primarily from the reduction in headcount that occurred in the quarter.

General and Administrative

General and administrative expense results from activities managed by our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation and benefits, bonuses, stock-based compensation expense, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
General and administrative expense	$4,402	$5,003	$(601)	(12)%
Percentage of total revenues	19%	17%

General and administrative expense decreased by $0.6 million or 12% for the three months ended December 31, 2008, as compared to the same period of the prior year. The decrease is primarily due to decreases of $0.6 million in employee costs, $0.2 million in recruiting expenses, $0.1 million in consulting, and $0.1 million in travel expenses offset by increases of $0.2 million in facilities costs and $0.2 million in bad debt expense. The decrease in employee costs is primarily from the reduction in headcount that occurred in the quarter.

Restructuring Expense

In October 2008, the Company initiated a restructuring plan, the 2009 Restructuring, intended to align its resources and cost structure with expected future revenues. The 2009 Restructuring plan includes reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2009 Restructuring plan includes a reduction of approximately 13% of the Company’s permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of December 31, 2008, all payments have been made.

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

During the quarter ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, the Company reversed the charge as the Company was not required to pay the severance expense to the employee.

Stock-based Compensation (included in Individual Operating Expense and Cost of Revenue categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2008	2007
Cost of revenues - service	$134	$153
Operating expenses:
Sales and marketing	256	241
Research and development	109	199
General and administrative	466	582
Total operating expenses	831	1,022
Total stock-based compensation expense	$965	$1,175

For the three months ended December 31, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.0 million and primarily related to $0.8 million associated with employee stock options, $0.2 million associated with restricted stock awards, and less than $0.1 million associated with restricted stock units. For the three months ended December 31, 2007, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.2 million and primarily related to $0.9 million associated with employee stock options and $0.3 million associated with restricted stock units.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents, restricted cash and marketable securities, offset by interest expense incurred in connection letters of credit and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Interest income, net	$292	$835	$(543)	(65)%
Percentage of total revenues	1%	3%

Interest income, net decreased by $0.5 million or 65% for the three months ended December 31, 2008, as compared to the same period of the prior year. The decrease is primarily due to lower average cash and cash equivalents and lower interest rates compared to the same period of the prior year.

Other Income, Net

Other income, net is primarily attributed to foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets forth our other income, net for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended December 31,
	2008	2007	Change	%
Other income, net	$685	$134	$551	411%
Percentage of total revenues	3%	—%

Other income increased by $0.5 million or 441% for the three months ended December 31, 2008, as compared to the same period of the prior year. This increase was primarily related to exchange rate gains associated with the Pound Sterling and the Euro.

Provision for Income Taxes

Our provision for income taxes was $1.7 million and $0.2 million for the three months ended December 31, 2008 and 2007, respectively. The $1.5 million increase in income taxes is primarily due to an increase in taxable income of our UK entities which led to a non-cash tax expense of approximately $1.3 million and an increase of $0.2 million in unrecoverable withholding tax payments related to sales transactions that occurred in Turkey, Poland and India compared to three months ended December 31 2007. The remainder of our provision is primarily attributable to taxes on earnings from our foreign subsidiaries.

At December 31, 2008, we have $72.5 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $6.7 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our net operating losses (NOLs) residing in the United Kingdom. Accordingly, during the fiscal year ended September 31, 2008, we released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2008 through future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31 and September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

Liquidity and Capital Resources

Prior to fiscal 2007, we had not been profitable and we financed any shortfall from our operating activities through the issuance of our common stock. For the three months ended December 31, 2008, we generated cash from operations and financing, but used cash for investing activities. It is anticipated that our current cash balances are adequate to fund operations for the next twelve months.

Operating Activities

Cash provided by operating activities was $2.6 million during the three months ended December 31, 2008, which consisted primarily of our net loss of $2.7 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, non-cash provision for income taxes , and the provision for doubtful accounts) aggregating approximately $3.2 million and the net cash inflow effect from changes in assets and liabilities of approximately $2.1 million. This net cash inflow was primarily due to the changes in account balances in deferred revenue of $0.9 million, accounts receivable of $2.7 million, and prepaid expenses and other current assets of $1.2 million, offset by cash outflows from the change in account balances in other assets of $0.1 million, accounts payable of $2.4 million, and $0.2 million in accrued expenses, other liabilities—non-current and restructuring.

Cash used by operating activities was $2.7 million during the three months ended December 31, 2007, which consisted primarily of our net income of $0.2 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, and the provision for doubtful accounts) aggregating approximately $2.1 million and the net cash outflow effect from changes in assets and liabilities of approximately $5.0 million. This net cash outflow was primarily due to the change in account balances in deferred revenue of $10.7 million, in prepaid expenses and other current assets of $2.0 million, offset by cash inflows from the change in account balances in accounts receivable of $6.3 million, in other assets of $1.0 million and in accrued expenses, other liabilities—non-current and restructuring and accounts payable of $0.4 million.

Investing Activities

    Cash used for investing activities was $0.2 million during the three months ended December 31, 2008. The cash used was primarily from the purchase of $0.2 million of property and equipment and the capitalization of less than $0.1 million of software development costs associated with the porting of an existing product to a new platform. The property and equipment purchases were primarily computer equipment and software used in day-to-day operations.

Cash provided by investing activities was $0.5 million during the three months ended December 31, 2007. The cash provided was primarily from $1.3 million of net proceeds from marketable securities offset by the use of cash for the purchase of $0.7 million of property and equipment, and the capitalization of less than $0.1 million of software development costs associated with the porting of an existing product to a new platform. The property and equipment purchases were primarily computer equipment and software used in day-to-day operations.

Financing Activities

Cash provided by financing activities was less than $0.1 million during the three months ended December 31, 2008. The cash provided was primarily related to proceeds from stock option exercises. As long as the market value of the Company’s common stock remains below the exercise price for the majority of the outstanding exercise price for the majority of outstanding stock options, significant proceeds from stock option exercised are not expected.

Cash provided by financing activities was $0.6 million during the three months ended December 31, 2007. The cash provided was primarily related to proceeds from stock option exercises of $0.6 million and less than $0.1 million from excess tax benefits from stock-based compensation.

Revolving Line of Credit

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our revolving line of credit.

Contractual Obligations

Ness

We entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and was extended for two additional one year terms. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by us, subject to the payment of a termination fee. From 2004 to 2008, we further expanded the agreement with Ness whereby Ness is providing certain additional technical and consulting services. In January 2009, we extended our agreement with Ness to provide technical and consulting services, however if we terminate the agreement prior to December 31, 2009, we may be required to pay a termination fee no greater than $0.5 million. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Leases

Operating lease obligations in the table below include approximately $1.4 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of September 30, 2008, the Company had $0.6 million in sublease income contractually committed for future periods relating to this facility. See Notes 5 and 9 to the Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table below includes this lease commitment.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 31, 2008, we estimate that approximately $0.3 million will be required to fulfill these obligations.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to fluctuate significantly from historic levels.

The following table presents certain payments due under contractual obligations as of December 31, 2008 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2009	Due in 2010-2011	Due in 2012-2013	Thereafter
Operating lease obligations	$11,703	$2,306	$5,658	$3,478	$261
Asset retirement obligations	304	—	142	162	—
Total	$12,007	$2,306	$5,800	$3,640	$261

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other liabilities—non-current in our Consolidated Balance Sheets. As of December 31, 2008, the Company had $1.2 million of gross unrecognized tax benefits related to long term FIN 48 liabilities. As of December 31, 2008, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Consolidated Financial Statements for additional information.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, and short-term certificates of deposit. We currently invest our excess cash in money market accounts and certificates-of-deposit with maturities of less than three months. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates. As of December 31, 2008, the Company held no fixed rate securities.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash of less than $0.1million as of September 30, 2008, we performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of September 30, 2008 and an average interest rate of 2%, a decrease in 100 basis points would decrease the fair value of restricted cash by less than $0.1 million. At December 31, 2008, the Company did not hold any investments that the Company deemed to have a material interest rate risk.

Foreign Currency Risk. International revenues accounted for approximately 65% of total revenues for three months ended December 31, 2008. International revenues accounted for approximately 48% of total revenues for the year ended September 30, 2008. The Company’s international operations increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Condensed Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. We do not hedge our exposure to foreign currency fluctuations. We performed a sensitivity analysis as of December 31, 2008 to determine the hypothetical impact of a decrease in average foreign exchange rates of 10% against the US dollar. A 10% decrease would decrease revenue by $1.0 million and increase loss from operations of $0.3 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended December 31, 2008 and for the fiscal year ended September 30, 2008, we recorded net foreign currency transaction gains (losses) of $0.7 million and ($0.3) million, respectively.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended,  Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A.
RISK FACTORS

The Company has marked with an asterisk  (*) those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K filed  with the Securities and Exchange Commission for the fiscal year ended September 30, 2008.

*Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

The Company’s operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. Recently, a number of our current and prospective customers have merged with others, been forced to raise significant amounts of capital, or received loans or equity investments from the government, which actions may result in less demand for our products and services. If we are unable to adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

*In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

A substantial majority of our outstanding accounts receivables are not covered by collateral. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

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

*To date, our sales have been concentrated in the insurance, healthcare, telecommunications and financial services markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in several large markets—insurance, healthcare, telecommunications and financial services, accounted for approximately 82% and 93% of our total revenues for the quarters ended December 31, 2008 and 2007, respectively. We expect that revenues from these markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic conditions in our target markets further deteriorates, our revenues may decline. Some of our current and prospective customers, especially those in the financial services and insurance industries, have faced and may continue to face severe financial difficulties given their exposure to deteriorating financial and credit markets, as well as the mortgage and homebuilder sectors of the economy. This may cause our current and prospective customers to reduce, delay or terminate their spending on technology, which in turn would have an adverse impact on our sales and revenues.

*Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the quarter ended December 31, 2008, Citicorp Credit Services, Inc. and Vodafone Group Services Limited accounted for 13% and 25% of our total revenue. For the quarter ended December 31, 2007, Citicorp Credit Services, Inc. IBM, and Wellpoint Inc. accounted for 22%, 11% and 11% of our total revenue.  While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, which may materially affect our operating results. The deteriorating economic environment has resulted in failures of financial institutions and significant consolidation within the financial services industry from which we derive a significant portion of our customers and revenues. Accordingly, the risk that we could lose a significant customer is exacerbated in the current economic environment.

Historically, some of our products and services have assisted companies in attracting and retaining customers.  To the extent financial institutions and other large companies shrink the size of their customer base, the demand for these products may be reduced.

Some of our customers have used our products to aggressively expand the size of their customer base. Our marketing, decisioning and enterprise solutions have been used to varying degrees on projects intended to manage leads, personalize marketing campaigns and deliver highly effective sales messages. Due to the current economic climate, many large financial institutions have been forced to deleverage, sell parts of their businesses, or otherwise reduce the size of their organizations. In these situations it is possible that the demand for our products has been, and may continue to be, reduced, resulting in lower revenues in the future.

Over the near term we plan to increase the focus of our sales staff towards Decisioning Management products and reduce the focus on Enterprise Foundation products to reflect market conditions. There can be no assurance that this change in focus will be successful.

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

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 65% of our total sales for the quarter year ended December 31, 2008. Our international sales comprised 46% of our total sales for the quarter ended December 31, 2007. Our future operating results, as well as our cash and deferred revenue balances, will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the quarter ended December 31, 2008, we had a foreign currency transaction gain of $0.7 million. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussions.

*Given that our stock price is near its historical low, we may be subject to takeover overtures that will divert the attention of our management and Board, and require us to incur expenses for outside advisors.

Given that our stock price is near its historical low, we may be subject to takeover overtures.  Evaluating and addressing these overtures would require the time and attention of our management and Board, divert them from their focus on our business, and require us to incur additional expenses on outside legal, financial and other advisors, all of which could materially and adversely affect our business, financial condition and results of operations.

*If current economic and market conditions worsen, we may be forced to make additional reductions to our workforce.

In July 2005, October 2006, May 2008 and October 2008, we reduced our workforce by approximately 10% - 15% in each instance.  If current economic and market conditions worsen, we may be forced to further reduce our workforce, which could materially and adversely affect our business, financial condition and results of operations.

We may experience a shortfall in bookings, revenue, earnings, cash flow or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors may include:

•	Additional deterioration and changes in domestic and foreign markets and economies, including those impacted by the turmoil in the financial services, mortgage and credit markets;

•	Size and timing of individual license transactions;

•	Delay, deferral or termination of customer implementations of our products;

•	Lengthening of our sales cycle;

•	Efficiently utilizing our global services organization, direct sales force and indirect distribution channels;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Activities of and acquisitions by competitors;

•	Product and price competition;

•	Our ability to develop and market new products; and

•	Our ability to control our costs.

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

*Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 66% and 70% of our total revenues for the quarters ended December 31, 2008 and 2007, respectively. Gross margin on service revenue was 57% and 58% for the three months ended December 31, 2008 and 2007, respectively. License revenues comprised 34% and 30% of our total revenues for the quarters ended December 31, 2008 and 2007, respectively. Gross margins on license revenues were 99% and 96% for the three months ended December 31, 2008 and 2007, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, requiring us to successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues. In addition, given the current economic environment, customers and potential customers have sought and may seek discounts on our services, or services at no charge, which has and would further reduce our services gross margins and materially and adversely affect our business, financial condition and results of operations.

*Our revenues decreased in the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. In addition, our revenues decreased in fiscal year 2008 as compared to fiscal year 2007, and until the fiscal year ended September 30, 2007, we were not profitable, which may raise vendor viability concerns about us and thereby make it more difficult to consummate license transactions with new and existing customers.

Our revenues decreased materially in the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 and in fiscal year 2008 as compared to fiscal year 2007. In addition, while we were profitable for the years ended September 30, 2007 and September 30, 2008, we were not profitable for the years prior to September 30, 2007. As of December 31, 2008, we had an accumulated deficit of $228.5 million. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to continue to achieve profitability. Continued losses or decreased revenues may make many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results. This concern over vendor viability is exacerbated in the current economic environment.

*Anti-takeover provisions could make it more difficult for a third-party to acquire us.

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 21, 2008. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $20. Under certain circumstances, if a person or group acquires 20 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged, having a value of $40. The rights expire on July 21, 2011, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our Board of Directors, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.  Our Board has submitted to our stockholders for a vote at our 2009 annual meeting a non-binding resolution to approve the stockholder rights plan. Although the stockholder vote is not binding on our Board, the Board will nonetheless consider, but not necessarily implement, the stockholders wishes as expressed at the annual meeting.

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

We define backlog as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period or at all. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog. The risk that customers will reduce the scope of, delay or terminate projects, thus delaying or eliminating our ability to recognize backlog as revenue, is exacerbated in the current economic environment.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly results and may cause our operating results to vary significantly.

The period between initial contact with a prospective customer and the implementation of our products is unpredictable and often lengthy, typically ranging from three to eighteen months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves a significant commitment of technical and financial resources that may be provided by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability. Certain of our customers have become more cautious regarding their technology purchases given the current economic conditions and specifically the issues that continue to impact the financial and credit markets. The result is that our sales cycles have lengthened in some instances, requiring more time to finalize transactions. In particular, in each of the past several quarters transactions that we expected to close before the end of the quarter were delayed or suspended.

Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

Increased competition in our markets could result in price reductions for our products and services, reduced gross margins and loss of market share, any one of which could reduce our future revenues. The market for our products is intensely competitive, evolving and subject to rapid technological change. Historically, our primary competition has been from internal development, custom systems integration projects and application software competitors, each of whom we expect will continue to be a significant source of competition. In particular, we compete with:

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

•
Application software vendors: we compete with providers of stand-alone point solutions for web-based customer relationship management as well as traditional client/server-based, call-center service customer and sales-force automation solution providers, many of whom offer broad suites of application and other software.

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

A portion of our quarterly revenues depend primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion accounting method, using labor hours incurred as the measure of progress towards completion of implementation of our products, and we expect this practice to continue. The percentage-of-completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may adversely impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction-based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue, and therefore any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases, but more recently we have entered into large transactions with payments from customers due over one or more years. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be adversely impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

*If we are not able to successfully manage our partner operations in India, our operations and financial results may be adversely affected.

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product testing and certain sustaining engineering functions. As of December 31, 2008, we use the services of approximately 144 consultants through Ness. In addition, as a result of the reductions in our workforce that took place in July 2005, October 2006, May 2008 and October 2008, by approximately 10% - 15% in each instance, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

If we become subject to intellectual property infringement claims, including copyright or patent infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Additionally, we are seeing copyright infringement claims being asserted by certain third party software developers. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products, if at all. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

In particular, if we are sued for patent infringement by a patent holding company, one which has acquired large numbers of patents solely for the purpose of bringing suit against alleged infringers rather than practicing the patents, it may be costly to defend such suit. We have received a letter from one such patent holding company alleging that our products may infringe one or more of their patents. We are also the subject of a suit by a person and related entity claiming that certain of our products infringe their copyrights. If any of our products were found to infringe such patents or copyrights, the patent or copyright holder could seek an injunction to enjoin our use of the infringing product. If we were not able to remove or replace the infringing portions of software with non-infringing software, and were no longer able to license some or all of our software products, such an injunction would have an extremely detrimental effect on our business. If we were required to settle such claim, it could be costly. A patent or copyright infringement claim could have a material adverse effect on our business, operating results and financial condition.

*If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the quarter ended December 31, 2008, international revenues were $15.3 million or approximately 65% of our total revenues. For the quarter ended December 31, 2007, international revenues were $13.5 million or approximately 46% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations, which include:

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel. In particular, in prior years we have had significant turnover of our executives as well as in our sales, marketing and finance organizations, and many key positions are held by people who have less than two years of experience in their roles with the Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. In addition, in July 2005, October 2006, May 2008 and October 2008 we reduced the size of our workforce by approximately 10% - 15% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel. Further, particularly in the current economic environment, employees or potential employees may choose to work for larger, more stable companies.

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

In the past we have also entered into co-development projects with our customers to jointly develop new applications, often over the course of a year or longer. In such cases we may only be able to recognize revenue upon delivery of the new application. The accounting treatment for these co-development projects could result in delays in the recognition of revenue. The failure to successfully complete these projects to the satisfaction of the customer could have a material adverse effect on our business, operating results and financial condition.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues may further decrease in fiscal year 2009 or beyond if we are unable to enter into new large value license transactions with new and existing customers. The current state of the global financial markets and the global economic decline generally have left many customers reluctant to enter into new large value license transactions without some assurance that the economy both in the customer’s home country and globally will stabilize. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large value license transactions also directly affects our ability to create additional consulting services and maintenance revenues, on which we also depend.

The company's common stock price has historically been and may continue to be volatile, which could result in substantial losses for stockholders.

The market price of shares of the Company’s common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in our operating results;

•	Changes in economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks or war;

•	The announcement of mergers or acquisitions by the Company or its competitors;

•	Financial difficulties or poor operating results announced by significant customers;

•	Developments in ongoing or threatened litigation;

•	Announcements of technological innovations;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	New products or new contracts announced by the Company or its competitors;

•	Developments with respect to intellectual property laws;

•	Price and volume fluctuations in the stock market;

•	Changes in corporate purchasing of software by companies in the industry verticals supported by the Company;

•	Adoption of new accounting standards affecting the software industry; and

•	Changes in financial estimates by securities analysts.

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

If we fail to maintain and expand our relationships with systems integrators and other business partners, our ability to develop, market, sell and support our products may be adversely affected.

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, existing business alliance partners IBM, Ness, Electronic Data Systems, Tata Consultancy Services and HCL Technologies. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. If any of IBM, Ness, Electronic Data Systems, Tata Consultancy Services or HCL Technologies were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM, Ness, Electronic Data Systems, Tata Consultancy Services and HCL Technologies and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. In 2007 and 2008, IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation. While we do not believe that ILOG, Cognos, DataMirror or Watchfire Corporation had been a direct competitor of Chordiant in the past, IBM’s acquisition of these companies may indicate that IBM will become a competitor of ours in the future. While the Company currently has good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a takeover attempt from a competitor of such systems integrators.

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

If we are not successful in maintaining effective internal controls over financial reporting, customers may delay purchasing decisions or we may lose customers, create investor uncertainty, face litigation and the market price of our common stock may decline. For more information, please refer to the discussion under the heading “Item 9A. Controls and Procedures” in our 2006 Annual Report on Form 10-K.

If our products do not operate effectively in a company-wide environment, we may lose sales and suffer decreased revenues.

If existing customers have difficulty deploying our products or choose not to fully deploy our products, it could damage our reputation and reduce revenues. Our success requires that our products be highly scalable and able to accommodate substantial increases in the number of users. Our products are expected to be deployed on a variety of computer software and hardware platforms and to be used in connection with a number of third-party software applications by personnel who may not have previously used application software systems or our products. These deployments present very significant technical challenges, which are difficult or impossible to predict. If these deployments do not succeed, we may lose future sales opportunities and suffer decreased revenues. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement then this could have a material adverse effect on our financial results.

Defects in our products could diminish demand for our products and result in decreased revenues, decreased market acceptance and injury to our reputation.

Errors may be found from time-to-time in our existing, new, acquired or enhanced products. Any significant software errors in our products may result in decreased revenues, decreased sales, and injury to our reputation and/or increased warranty and repair costs. Although we conduct extensive product testing during product development, we have in the past discovered and may in the future discover software errors in our products as well as in third-party products, and as a result have experienced and may in the future experience delays in the shipment of our new products.

We may not have the workforce necessary to support our platform of products if demand for our products substantially increased, and, if we need to rebuild our workforce in the future, we may not be able to recruit personnel in a timely manner, which could negatively impact the development, sales and support of our products.

In July 2005, October 2006, May 2008 and October 2008 we reduced the size of our workforce by approximately 10% - 15% in each instance. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our suite of products as well as the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel.

*If we fail to introduce new versions and releases of functional and scalable products in a timely manner, customers may license competing products and our revenues may decline.

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

*We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our products.

We license from several software providers technologies that are incorporated into our products. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. While currently we are not materially dependent on any single third party for such licenses, the loss of the technology licenses could result in delays in the license of our products until equivalent technology is developed or identified, licensed and integrated into our products. Given the current economic environment, the risk that one or more of our suppliers or vendors may go out of business or be unable to meet their contractual obligations to us is exacerbated. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all, which could have a material adverse effect on our business, operating results and financial condition..

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

*Our customers and systems integration partners may have the ability to alter our source code and resulting inappropriate alterations could adversely affect the performance of our products, cause injury to our reputation and increase operating expenses.

Customers and systems integration partners may have access to the computer source code for certain elements of our products and may alter the source code. Alteration of our source code may lead to implementation, operation, technical support and upgrade problems for our customers. This could adversely affect the market acceptance of our products and our reputation, and any necessary investigative work and repairs could cause us to incur significant expenses and delays in implementation, which could have a material adverse effect on our business, operating results and financial condition..

*If our products do not keep up with advancing technological requirements or operate with the hardware and software platforms used by our customers, our customers may license competing products and our revenues will decline.

    If our products fail to satisfy advancing technological requirements of our customers and potential customers, the market acceptance of these products could be reduced. We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. Customer acceptance of our products depends on many factors, including our ability to integrate our products with multiple platforms and existing or legacy systems, and our ability to anticipate and support new standards, especially Internet and enterprise Java standards. If our products do not keep up with advancing technological requirements or operate with the hardware and software platforms used by our customers, our customers may license competing products and our revenues will decline.

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

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings or markets. Mergers and acquisitions of high-technology companies are inherently risky, and the Company cannot be certain that any acquisition will be successful and will not materially harm the Company’s business, operating results or financial condition. Generally, acquisitions involve numerous risks, including the following: (i) the benefits of the acquisition (such as cost savings and synergies) not materializing as planned or not materializing within the time periods or to the extent anticipated; (ii) the Company’s ability to manage acquired entities’ people and processes, particularly those that are headquartered in separate geographical locations from the Company’s headquarters; (iii) the possibility that the Company will pay more than the value it derives from the acquisition; (iv) difficulties in integration of the operations, technologies, content and products of the acquired companies; (v) the assumption of certain known and unknown liabilities of the acquired companies; (vi) difficulties in retaining key relationships with customers, partners and suppliers of the acquired company; (vi) the risk of diverting management’s attention from normal daily operations of the business; (vii) the Company’s ability to issue new releases of the acquired company’s products on existing or other platforms; (viii) negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with our financial statements; (ix) risks of entering markets in which the Company has no or limited direct prior experience; and (x) the potential loss of key employees of the acquired company. Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

Changes in our revenue recognition model could result in short-term declines in revenue.

Historically, we have recognized revenue for a high percentage of our license transactions on the percentage-of-completion method of accounting or upon the delivery of product. If we were to enter into new types of transactions accounted for on a subscription or term basis, revenues might be recognized over a longer period of time. The impact of this change might make revenue recognition more predictable over the long term, but it might also result in a short-term reduction of revenue as the new transactions took effect.

We may encounter unexpected delays in maintaining the requisite internal controls over financial reporting and we expect to incur additional expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

Management must report on, and our independent registered public accounting firm must attest to, our internal control over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in satisfying those requirements.  Accordingly, we cannot be certain about the timely completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing ongoing system and process evaluations and the testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

Item 5. Other Information.

    On January 28, 2009, the Board of Directors approved a new form of Indemnity Agreement (which will replace the indemnification agreements we have in place with certain officers and directors). The new form will be entered into with  members of Chordiant’s Board of Directors and certain identified officers, including Steven R. Springsteel, our Chairman, President and Chief Executive Officer, Peter S. Norman, our Vice President and Chief Financial Officer, David E. Cunningham, our Vice President, Worldwide Sales, Prashant K. (P.K.) Karnik, our Vice President and General Manager, Worldwide Professional Services and Products, Charles Altomare, our Vice President, Worldwide Engineering and David Zuckerman, our Vice President, General Counsel and Secretary. A copy of the Form of Indemnity Agreement is attached hereto as Exhibit 10.89. Pursuant to the Indemnity Agreement, we will indemnify these officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, we will be obligated to advance certain expenses incurred by such officer or director prior to any determination as to whether we are obligated to indemnify such officer or director for such liability.

    As previously reported in a current report filed on Form 8-K on November 25, 2008, the Board adopted revised equity award agreements as the Company’s standard forms of equity award agreements under the Company’s 2005 Equity Incentive Plan, including the Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement (the “RSU Agreement”). On January 28, 2009, the Board adopted revisions to the RSU Agreement which provides that any of the shares of our common stock issued pursuant to the RSU Agreement must be held by the recipient in an escrow account (excluding shares sold to pay applicable tax withholdings) until the earlier of (1) the second anniversary of the vesting date of such shares, (2) a Change in Control (as defined under the RSU Agreement), or (3) the termination of continuous service as a result of death or Disability (as defined under the RSU Agreement). A copy of the Form of RSU Agreement is attached hereto as Exhibit 10.69.

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
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: January 29, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.	Form 10-K	11/20/2008

3.2	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	7/11/2008

4.1	Specimen Common Stock Certificate.	Form S-1 (No. 333-92187)	2/7/2000

4.2	Rights Agreement dated as of July 10, 2008, by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC.	Form 8-K	7/11/2008

4.3	Form of Rights Certificate.	Form 8-K	7/11/2008

10.68*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Agreement.			X

10.69*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement.			X

10.70*
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Agreement for Non-U.S. Employees.
X

10.71*	Amended and Restated Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and Steven R. Springsteel.	Form 8-K	11/25/2008

10.72*	Amended and Restated Change of Control Agreement dated November 25, 2008 by and between Chordiant Software, Inc. and Peter S. Norman.	Form 8-K	11/25/2008

10.73*	Amended and Restated Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and Prashant K. Karnik.	Form 8-K	11/25/2008

10.74*	Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and Charles A. Altomare.	Form 8-K	11/25/2008

10.75*	Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and David E. Cunningham.	Form 8-K	11/25/2008

10.76*	Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and David M. Zuckerman.	Form 8-K	11/25/2008

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Filed Herewith

10.77*	Amended Form of Change of Control Agreement by and between Chordiant Software, Inc. and certain officers and key employees of Chordiant Software, Inc.	Form 8-K	11/25/2008

10.78*†	Form of Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan			X

10.79*†	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan for Steven R. Springsteel			X

10.80*†	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan for Peter S. Norman			X

10.81*†	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan for Charles A. Altomare			X

10.82*†	Chordiant Software, Inc. 2009 Vice President Worldwide Sales Incentive Bonus Plan.			X

10.83*†	Chordiant Software, Inc. 2009 Vice President Worldwide Professional Services Incentive Bonus Plan.			X

10.84*†	Chordiant Software, Inc. 2009 General Counsel Incentive Bonus Plan.			X

10.85*	Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan			X

10.86†	Addendum C to the Master Services Agreement dated January 16, 2009, by and between Chordiant Software, Inc. and Ness USA, Inc.			X

10.87*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement.
X

10.88*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice for Non-U.S. Directors and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement for Non-U.S. Directors.
X

10.89*	Form of Indemnity Agreement by and between Chordiant Software, Inc. and its directors and officers.			X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Filed Herewith

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).			X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.