Form 10-Q
period 2009-03-31
CHORDIANT SOFTWARE INC
filed 2009-05-07
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34179

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). :   Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 30,177,822 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2009	September 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$53,318	$55,516
Accounts receivable, net	9,514	24,873
Prepaid expenses and other current assets	4,639	8,168
Total current assets	67,471	88,557
Property and equipment, net	2,427	3,165
Goodwill	22,608	22,608
Intangible assets, net	909	1,514
Deferred tax assets—non-current	3,922	6,849
Other assets	2,664	2,007
Total assets	$100,001	$124,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,455	$7,711
Accrued expenses	6,574	9,456
Deferred revenue	26,907	33,503
Total current liabilities	37,936	50,670
Deferred revenue—long-term	9,460	12,831
Other liabilities—non-current	1,020	818
Restructuring costs, net of current portion	326	529
Total liabilities	48,742	64,848

Commitments and contingencies (Notes 8, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized (500 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding at March 31, 2009 and September 30, 2008	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,177 and 30,076 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	30	30
Additional paid-in capital	283,833	281,910
Accumulated deficit	(232,054)	(225,850)
Accumulated other comprehensive income	(550)	3,762
Total stockholders’ equity	51,259	59,852
Total liabilities and stockholders’ equity	$100,001	$124,700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
License	$4,287	$4,807	$12,228	$13,614
Service, including related party items aggregating nil and $52 for the three months ended March 31, 2009 and 2008, respectively, and nil and $116 for the six months ended March 31, 2009 and 2008, respectively.	13,716	19,909	29,151	40,236
Total revenues	18,003	24,716	41,379	53,850
Cost of revenues:
License	103	283	200	617
Service	5,797	8,532	12,483	17,010
Amortization of intangible assets	303	303	606	606
Total cost of revenues	6,203	9,118	13,289	18,233
Gross profit	11,800	15,598	28,090	35,617
Operating expenses:
Sales and marketing	6,362	7,400	14,142	16,303
Research and development	4,843	6,381	10,102	13,106
General and administrative	3,064	4,019	7,465	9,022
Restructuring expense	—	—	784	—
Total operating expenses	14,269	17,800	32,493	38,431
Loss from operations	(2,469)	(2,202)	(4,403)	(2,814)
Interest income, net	137	613	429	1,448
Other income (expense), net	(103)	350	582	485
Loss before income taxes	(2,435)	(1,239)	(3,392)	(881)
Provision for (benefit from) income taxes	1,101	(80)	2,812	73
Net loss	$(3,536)	$(1,159)	$(6,204)	$(954)

Net loss per share:
Basic	$(0.12)	$(0.04)	$(0.21)	$(0.03)
Diluted	$(0.12)	$(0.04)	$(0.21)	$(0.03)

Weighted average shares used in computing net loss per share:
Basic	30,059	33,066	30,033	33,181
Diluted	30,059	33,066	30,033	33,181

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,204)	$(954)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	868	864
Amortization of intangibles and capitalized software	742	1,140
Non-cash stock-based compensation expense	1,906	2,157
Provision for doubtful accounts and sales returns	167	175
Realized gain on sale of marketable securities	—	(8)
Accretion of discounts on marketable securities	—	(51)
Non-cash provision for income taxes	1,968	—
Changes in assets and liabilities:
Accounts receivable	13,390	1,856
Prepaid expenses and other current assets	4,045	(2,047)
Other assets	(448)	702
Accounts payable	(2,901)	1,067
Accrued expenses, other liabilities- non-current and restructuring	(2,241)	(4,076)
Deferred revenue	(5,216)	(13,430)
Net cash provided by (used for) operating activities	6,076	(12,605)
Cash flows from investing activities:
Purchases of propertyand equipment	(277)	(950)
Capitalized product development costs	(38)	(111)
Proceeds from release of (increase in) restricted cash	1	(3)
Purchases of marketable securities and short-term investments	—	(5,099)
Proceeds from maturities of marketable securities and short-term investments	—	16,566
Net cash provided by (used for) investing activities	(314)	10,403
Cash flows from financing activities:
Proceeds from exercise of stock options	16	614
Excess tax benefits from stock-based compensation	—	17
Repurchase of common stock	—	(8,086)
Net cash provided by (used for) financing activities	16	(7,455)
Effect of exchange rate changes	(7,976)	626
Net decrease in cash and cash equivalents	(2,198)	(9,031)
Cash and cash equivalents at beginning of period	55,516	77,987
Cash and cash equivalents at end of period	$53,318	$68,956

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Restricted cash

At March 31, 2009 and September 30, 2008, interest bearing certificates of deposit were classified as restricted cash. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Other Assets in the Condensed Consolidated Balance Sheets. See Note 4 for restricted cash balances at each balance sheet date.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. To date, the Company has invested excess funds in money market accounts, commercial paper, corporate bonds, and certificates-of-deposit. The Company has cash and cash equivalents on deposit at various large banks and institutions domestically and internationally. As of March 31, 2009, the Company held no marketable securities.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Citicorp Credit Services, Inc.	11%	25%	12%	23%
Vodafone Group Services Limited and affiliated companies	12%	*	19%	*
Wellpoint, Inc.	*	11%	*	11%
International Business Machines (“IBM”)	*	*	*	10%

*         Represents less than 10% of total revenues.

As previously announced, the Company agreed to license certain of its software to IBM’s customers.

At March 31, 2009, Turkiye Is Bankasi, A.S., Vodafone Group Services Limited and affiliated companies, and Citicorp Credit Services, Inc. accounted for 20%, 16% and 11%, of our accounts receivable, respectively. At September 30, 2008, Citicorp Credit Services, Inc., Vodafone Group Services Limited, and IBM accounted for approximately 19%, 18%, and 13% of our accounts receivable, respectively.

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

During fiscal year 2008 and the six months ended March 31, 2009, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.5 million associated with these products have been capitalized and included in Other Assets as of March 31, 2009. As the porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic lives of the products which is 36 months. For the three and six months ended March 31, 2009, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 and $0.1 million, respectively. As of March 31, 2009, the unamortized expense was approximately $0.4 million.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product were capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three and six months ended March 31, 2009 and 2008, amortization expense, included in cost of revenue for license related to this product was less than $0.1 million and $0.1 million, respectively, for both periods. As of March 31, 2009, the unamortized expense was $0.2 million.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard, No. 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options, unvested restricted stock awards or RSAs (using the treasury stock method), and unvested restricted stock units or RSUs (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with SFAS 123(R), unvested performance based RSUs are not included in the computation of earnings per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three and six months ended March 31, 2009 and March 31, 2008.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net loss available to common stockholders	$(3,536)	$(1,159)	$(6,204)	$(954)
Denominator:
Weighted average common stock outstanding	30,059	33,137	30,033	33,252
Common stock subject to repurchase	—	(71)	—	(71)
Denominator for basic calculation	30,059	33,066	30,033	33,181

Effect of dilutive potential common shares	— (*)	— (*)	— (*)	— (*)
Effect of dilutive RSAs and RSUs	— (*)	— (*)	— (*)	— (*)
Denominator for diluted calculation	30,059	33,066	30,033	33,181
Net loss per share – basic	$(0.12)	$(0.04)	$(0.21)	$(0.03)
Net loss per share – diluted	$(0.12)	$(0.04)	$(0.21)	$(0.03)
(*) – Potential common shares are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the date indicated (in thousands)

	March 31, 2009	March 31, 2008
Employee stock options	3,995	4,015
RSAs	90	71
RSUs	538	—
	4,623	4,086

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of March 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds included in Cash and Cash Equivalents	$42,071	$42,071	$—	$—

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net, consists of the following (in thousands):

	March 31, 2009	September 30, 2008
Accounts receivable, net:
Accounts receivable	$10,253	$25,502
Less: allowance for doubtful accounts	(739)	(629)
	$9,514	$24,873

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2009	September 30, 2008
Prepaid expenses and other current assets:
Prepaid commissions and royalties	$913	$2,171
Deferred tax assets	1,949	3,102
Other prepaid expenses and current assets	1,777	2,895
	$4,639	$8,168

Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2009	September 30, 2008
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,452	$4,744
Purchased internal-use software (useful lives of 3 years)	3,345	3,323
Furniture and equipment (useful lives of 3 to 7 years)	718	749
Leasehold improvements (shorter of 7 years or the term of the lease)	2,667	2,811
	11,182	11,627
Accumulated depreciation and amortization	(8,755)	(8,462)
	$2,427	$3,165

Intangible assets, net

Intangible assets, net, consist of the following (in thousands):

	March 31, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(6,213)	$691	$6,904	$(5,765)	$1,139
Customer list and trade-names	2,731	(2,513)	218	2,731	(2,356)	375
	$9,635	$(8,726)	$909	$9,635	$(8,121)	$1,514

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows:  Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.6 million for each of the three and six months ended March 31, 2009 and 2008, respectively. The Company expects amortization expense on acquired intangible assets to be $0.6 million for the remainder of fiscal year 2009 and $0.3 million for the first quarter of fiscal year 2010.

Other assets

Other assets consist of the following (in thousands):

	March 31, 2009	September 30, 2008
Other assets:
Long-term restricted cash	$81	$89
Long-term account receivable	930	—
Other assets	1,653	1,918
	$2,664	$2,007

The long-term account receivable balance represents a receivable from a single customer related to a multiple year maintenance renewal that occurred during the quarter ended March 31, 2009. This amount represents a payment which is due in the quarter ending March 31, 2011. All revenue associated with this receivable has been deferred and will be recognized as revenue over the term of the services performed.  As of March 31, 2009, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2009	September 30, 2008
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$3,603	$5,088
Accrued restructuring expenses, current portion (Note 5)	432	538
Accrued third party consulting fees	861	1,264
Accrued income, sales and other taxes	486	1,678
Other accrued liabilities	1,192	888
	$6,574	$9,456

Deferred revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2009	September 30, 2008
Deferred revenue:
License	$6,041	$12,465
Support and maintenance	29,397	32,908
Other	929	961
	36,367	46,334
Less: current portion	(26,907)	(33,503)
Long-term deferred revenue	$9,460	$12,831

NOTE 5—RESTRUCTURING

Restructuring Costs

Through March 31, 2009, the Company approved certain restructuring plans to, among other things, reduce its workforce, terminate contracts and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities, and (iii) contract termination costs. The Company accounted for each of these costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS 146 or previous guidance under Emerging Issues Task Force 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, or EITF 94-3.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Excess Facilities Costs—These costs represent future minimum lease payments related to excess and abandoned office space under leases, and the disposal of property and equipment including facility leasehold improvements, net of estimated sublease income.

•	Termination Costs—These costs represent contract termination costs related to the restructuring plan.

As of March 31, 2009, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total

Excess facilities	$432	$326	$758
Total	$432	$326	$758

As of March 31, 2009 and September 30, 2008, $0.4 million and $0.5 million, respectively, of the restructuring reserve is included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets. The allocation between current portion and long-term portion is based on the current lease agreements.

As of March 31, 2009, all severance and termination benefits and contract termination costs have been paid.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2009 (six months remaining)	$83
2010	556
2011	119
Total	$758

Included in the net future minimum lease payments schedule above is an offset of $0.5 million of contractually committed sublease rental income.

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

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of March 31, 2009, all payments have been made.

	Severance and Benefits	Contract Termination Costs	Total

Provision	$758	$130	$888
Cash paid	(758)	(130)	(888)
Reserve balance as of March 31, 2009	$—	$—	$—

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

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2008	$123
Provision adjustment	(104)
Non-cash	(19)
Cash paid	—
Reserve balance as of March 31, 2009	$—

Prior Restructurings

During fiscal year 2002, based upon the Company’s continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, the Company restructured several areas so as to reduce expenses and improve revenue per employee, or 2002 Restructuring. As part of the 2002 Restructuring, the Company recorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, the Company accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense was recorded net of estimated sublease income based on the then current comparable rates for leases in the respective markets.

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

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2008	$943
Non-cash	—
Cash paid	(185)
Reserve balance as of March 31, 2009	$758

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net loss	$(3,536)	$(1,159)	$(6,204)	$(954)

Other comprehensive loss:
Foreign currency translation gain (loss)	(818)	685	(4,312)	713
Net change in unrealized loss from investments	—	(9)	—	(4)
Comprehensive loss	$(4,354)	$(483)	$(10,516)	$(245)

NOTE 7—RELATED PARTY TRANSACTIONS

Charles E. Hoffman, a director of the Company, is the former President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a customer of ours. Revenue from Covad was zero and less than $0.1 million for the three months ended March 31, 2009 and 2008, respectively and zero and $0.1 million for the six months ended March 31, 2009 and 2008, respectively.

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

In February 2008, Dan Gaudreau became a director of the Company. Mr. Gaudreau is the Chief Financial Officer of Actuate Corporation, a provider of licensed technology to the Company. The Company paid royalties to Actuate Corporation of less than $0.1 million and zero for the three and six months ended March 31, 2008 and 2009, respectively.

NOTE 8—BORROWINGS

Revolving Line of Credit

The Company’s revolving line of credit with Comerica Bank expires on June 7, 2010. The terms of the agreement include a $5.0 million line of credit, available on a non-formula basis, and requires the Company to (i) maintain at least a $5.0 million cash balance in Comerica Bank accounts, (ii) maintain a minimum quick ratio of 2 to 1, (iii) maintain a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of March 31, 2009, the Company had utilized $0.4 million of the standby commercial letters of credit limit which serves as collateral for computer equipment leases for Ness (see Note 9) of approximately $0.2 million and collateral for a leased facility of approximately $0.2 million. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of March 31, 2009, the Company had not entered into any foreign exchange forward contracts. Pursuant to the March 2006 amended agreement, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of March 31, 2009, there were no outstanding balances on the revolving line of credit.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of March 31, 2009 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2009 (remaining six months)	$1,704	$(121)	$1,583
2010	3,438	(293)	3,145
2011	2,889	(86)	2,803
2012	2,176	—	2,176
2013	2,019	—	2,019
Thereafter	351	—	351
Total minimum payments	$12,577	$(500)	$12,077

Operating lease payments in the table above include approximately $1.3 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of March 31, 2009, the Company has $0.5 million in sublease income contractually committed for future periods relating to this facility. See Note 5 for further discussions.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table above includes our lease commitment for this facility.

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

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 31, 2009, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

Asset retirement obligation payments as of March 31, 2009 are included in Other liabilities - non-current and are estimated as follows (in thousands):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimated Payments
Fiscal year ended September 30:
2009 (remaining six months)	$—
2010	—
2011	133
2012	156
Total	$289

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and has been extended annually. Under the terms of the agreement, the Company pays for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by the Company, subject to the payment of a termination fee. From 2004 to 2008, the Company further expanded its agreement with Ness whereby Ness is providing certain additional technical and consulting services. In January 2009, the Company extended its agreement with Ness through December 31, 2011 to provide technical and consulting services, however if the Company terminates the agreement for convenience prior to December 31, 2009, it may be required to pay a termination fee no greater than $0.5 million. In addition to service agreements, the Company has also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company is obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company has an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, the Company’s obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Indemnification

As permitted under Delaware law, the Company enters into indemnification agreements pursuant to which the Company is obligated to indemnify certain of its officers, directors or employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The Company’s Bylaws similarly provide for indemnification of its officers, directors and employees under certain circumstances to the maximum extent permitted under Delaware law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and arrangements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements and arrangements is minimal. Accordingly, the Company has no liabilities recorded for these agreements or arrangements as of March 31, 2009.

The Company enters into standard agreements with indemnification provisions in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company enters into arrangements with our business partners whereby the business partners agree to provide services as subcontractors for the Company’s implementations. The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of these services. Accordingly, the Company enters into standard agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of March 31, 2009.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value on these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of March 31, 2009.

NOTE 10—LITIGATION

IPO Laddering

Beginning in July 2001, the Company, and certain of its officers and directors (“Individuals”), were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York (the “court”), now consolidated under the caption “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222”. In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering (“IPO”), violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Company’s IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act Section 15 and Exchange Act Section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin. In July 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers, among others. In October 2002, the court entered an order dismissing the Individuals from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court issued a decision denying the motion to dismiss against the Company and many of the other Issuers.

In June 2003, Issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and Individuals in the IPO Lawsuits, and the assignment to plaintiffs of certain potential claims that the Issuers may have against the underwriters. The tentative settlement also provides that in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

plaintiffs’ guaranteed recovery. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company and almost all of the other Issuers entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the Court. Accordingly, the settlement will not be finally approved. Plaintiffs filed amended complaints with the court in six “focus cases” on or about August 14, 2007. The Company is not a focus case. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case Issuers filed motions to dismiss the claims against them on or about November 9, 2007 and an opposition to plaintiffs' motion for class certification on December 21, 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the court that a settlement of the IPO Lawsuits had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against the Company and the Individuals with prejudice, and the Company's pro rata share of the settlement fund will be fully funded by insurance. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of our officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption “Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.)”. The complaint alleged that the Company’s Marketing Director software product infringed copyrights in certain software referred to as the “PowerRPC software”, copyrights that had been owned by Netbula LLC (“Netbula”) and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement included (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, International, (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, and (e) unauthorized distribution of PowerRPC for server based products. The plaintiff sought monetary damages, disgorgement of profits, and injunctive relief according to proof. On February 5, 2008, the Company and its officers and employee filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. On July 23, 2008, the court issued an order that (1) denied plaintiff's motion to disqualify counsel; (2) granted one employee’s motion to dismiss for lack of personal jurisdiction, with prejudice, and (3) granted the Company’s motion to dismiss, ruling that Netbula is the real party in interest and must appear through counsel. The court ruled that Netbula could file an amended complaint within 45 days and join Mr. Yue as an individual plaintiff at that time.

On September 9, 2008, plaintiffs Dongxiao Yue and Netbula filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of plaintiffs’ PowerRPC software: claims for copyright infringement, unfair competition, and “accession and confusion of property” against the Company, and a claim for vicarious copyright infringement against the Company’s Chief Executive Offer and its former Vice President, General Counsel and Secretary (the “individual defendants”).

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 20, 2008, the parties filed a stipulation allowing plaintiffs to file a Second Amended Complaint asserting the two causes of action for copyright infringement and vicarious copyright infringement, but not including the unfair competition and accession and confusion claims. The Second Amended Complaint seeks monetary damages, disgorgement of profits, and injunctive relief according to proof. On November 10, 2008, the Company answered the complaint and asserted various affirmative defenses, including that the plaintiffs’ claims are barred by the existence of an express or implied license from the plaintiffs. The court has allowed discovery to proceed on this license-based defense and set April 9, 2009 for a hearing. On March 2, 2009, the Company filed a motion for summary judgment based on this defense.  On April 2, 2009, the court issued an order notifying the parties that it would take the motion under submission without oral argument.

On November 10, 2008, the individual defendants filed a motion to dismiss on grounds that the plaintiffs failed to state a claim as to them. On March 20, 2009, the court granted the motion to dismiss with leave for plaintiffs to amend their complaint. Plaintiffs filed a Third Amended Complaint on April 6, 2009, and the Company and individual defendants answered the complaint on April 23, 2009 and asserted various affirmative defenses.

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

The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment to retained earnings related to the adoption of FIN 48.  At the adoption date of October 1, 2007, the Company had $0.8 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.2 million of which would affect the Company’s effective tax rate if recognized. From October 1, 2008 through March 31, 2009, unrecognized tax benefits increased by $0.3 million due to additional accrued interest and penalties and uncertain tax return positions filed during the period. As of March 31, 2009, we had gross unrecognized tax benefits of $1.3 million.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of March 31, 2009.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tax audits of the 2005 tax year are currently in process in the Netherlands. The Company does not expect resolution of these audits to have a material impact on our financial statements and the Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months.

At March 31, 2009, the Company has $71.7 million in gross deferred tax assets (DTAs) attributable principally to net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, the Company maintained a 100% valuation allowance on DTAs because it previously was unable to conclude that it is more-likely-than-not as of March 31, 2009 that it will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of the Company’s intellectual property into the U.S., current projections of disaggregated future taxable income has enabled the Company to conclude that it is more-likely-than-not as of March 31, 2009 that it will have future taxable income sufficient to realize $5.9 million of tax benefits from its deferred tax assets, which consist of that portion of net deferred tax assets attributable to NOLs residing in the United Kingdom. The Company released (eliminated) the valuation allowance on its DTAs related to the United Kingdom, of which $9.5 million was recognized in the period ended September 30, 2008 as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning October 1, 2008 and through future periods, the Company expects to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

At March 31, 2009, the Company’s provision for income taxes was $2.8 million for the six months period then ended. Of this total, $2.0 million was related to a non-cash deferred tax expense for the recognition of taxable income in the United Kingdom. The Company also had unrecoverable withholding taxes related to sales transactions that occurred in Turkey, Poland, Spain and India. The remainder of the Company’s provision is attributable to taxes on earnings from the Company’s foreign subsidiaries.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to U.S. generated deferred tax assets, the Company recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. The Company’s estimate of future taxable income considers available positive and negative evidence regarding current and future operations, including projections of income in various states and foreign jurisdictions.  The Company believes the estimate of future taxable income is reasonable; however, it is inherently uncertain, and if future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or the ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At March 31, 2009 and September 30, 2008, the balance of deferred tax valuation allowance was approximately $65.9 million.

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

On September 30, 2008, approximately $35.5 million of additional net operating loss and capital allowance carryforwards were generated in the United Kingdom, none of which will expire. The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $139.1 million and $26.4 million, respectively. The Company generated pre-acquisition net operating losses related to Prime Response. Of the total $33.4 million of pre-acquisition net operating losses generated, approximately $19.6 million of pre-acquisition net operating losses expired unutilized as a result of an IRC Section 382 study. Upon being realized, the remaining $13.8 million of pre-acquisition net operating loss carryforwards will reduce goodwill and intangibles recorded at the date of acquisition before reducing the tax provision. Approximately $4.1 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and expire in fiscal years 2011 through 2028 and 2009 through 2028, respectively. On September 30, 2008, there were approximately $1.4 million of federal research and development credits that expire in 2025 through 2028. In addition, there are alternative minimum tax credits of approximately $0.1 million that do not expire. On September 30, 2008, there were also state credits of approximately $3.7 million of which $3.6 million do not expire.

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

NOTE 12—EMPLOYEE BENEFIT PLANS

2005 Equity Incentive Plan

As of March 31, 2009, there were approximately 2.0 million shares available for future grant and approximately 4.0 million options that were outstanding under the 2005 Equity Incentive Plan, or 2005 Plan. In the quarter ended December 31, 2008, the Board amended the 2005 Plan to incorporate the following changes:

1.
amended the 2005 Plan to increase the number of shares reserved for future issuance by 0.7 million shares. This amendment was approved by the stockholders at the 2009 Annual Meeting of Stockholders’ held on January 28, 2009.

2.
granted 0.5 million RSUs, equal to an equivalent number of shares of Common Stock, to executive officers and management team members. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. In the event of certain changes in control of the Company, any unvested shares would automatically vest.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria. As of March 31, 2009, management believes achieving the two year performance criteria is unlikely.

In the quarter ended March 31, 2009, the Company granted 67,500 RSUs, equal to an equivalent number of shares of Common Stock, to management team members. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years.

2000 Nonstatutory Equity Incentive Plan

As of March 31, 2009, there were approximately 0.3 million options outstanding under the 2000 Nonstatutory Equity Incentive Plan.

1999 Non-Employee Directors’ Option Plan

As of March 31, 2009, there were approximately 0.1 million shares of common stock are available for future grant and 0.2 million options that are outstanding under the 1999 Non-Employee Directors’ Option Plan or Directors’ Plan. On November 19, 2008, the Board amended the Directors’ Plan, which amendment did not require stockholder approval, such that the maximum number of shares of restricted stock that a Board member may receive in connection with the annual grant

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of restricted stock under the Directors’ Plan be limited to 15,000 shares. The Company granted Board members restricted stock awards on January 28, 2009.

Shareholder Rights Plan

On July 7, 2008, the Board of Directors adopted the Shareholder Rights Plan. See Note 12 to the 2008 Form 10-K filed with the SEC for more detailed information. In conjunction with the Shareholder Rights Plan, the Company proposed a non-binding resolution in the 2009 Annual Meeting of Stockholders to approve the Shareholder Rights Plan. On January 28, 2009, at the Annual Meeting of Stockholders, the stockholders did not approve the non-binding resolution approving the Shareholder Rights Plan. On April 29, 2009, the Board considered the stockholders action at the 2009 Annual Meeting and elected not to redeem the rights issued under the Shareholder Rights Plan.

Stock Option Activity

The following table summarizes stock option activity under our stock option plans (in thousands, except per share data):

	Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 3/31/2009 of $3.03
Balance at September 30, 2008	3,662	$8.19
Granted	893	2.85
Options exercised	(11)	1.56
Options cancelled/forfeited	(549)	8.62
Balance at March 31, 2009	3,995	$6.96	6.48	$559
Vested and expected to vest at March 31, 2009	3,491	$6.94	6.31	$490
Exercisable at March 31, 2009	2,232	$7.51	5.91	$161

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/31/2009 of $3.03	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/31/2009 of $3.03
$0.35 – 2.32	714	4.44	$2.30	$524	159	$2.22	$128
2.50 – 4.75	501	6.64	4.03	35	307	3.76	33
4.90 – 7.50	544	5.67	6.35	—	406	6.51	—
7.53 – 8.15	524	6.58	7.89	—	408	7.90	—
8.25 – 8.28	602	7.62	8.25	—	352	8.25	—
8.35 – 9.25	687	8.01	9.13	—	299	9.06	—
9.26 – 45.00	423	6.54	12.55	—	301	12.54	—
$0.35 – 45.00	3,995	6.48	$6.96	$559	2,232	$7.51	$161

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.03 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and six months ended March 31, 2009 was less than $0.1 million for both periods and less than $0.1 million and $0.7 million for the three and six months ended March 31, 2008, respectively. As of March 31, 2009, total unrecognized compensation costs related to non-vested stock options was $5.0 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.1 years. As of March 31, 2008, total unrecognized compensation costs related to non-vested stock options was $6.3 million, which was expected to be recognized as expense over a weighted-average period of approximately 2.8 years.

Stock Award Activity

Our non-vested stock awards are comprised of restricted stock and restricted stock units. The following table summarizes the stock awards activity (in thousands, except per share data):

Non-vested Stock Awards	RSAs	RSUs	Total of Shares Number Underlying Awards	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2008	71	0	71	8.44
Awarded	90	588	678	2.42
Vested/Released	(71)	—	(71)	(8.44)
Forfeited	—	(50)	(50)	2.32
Non-vested balance at March 31, 2009	90	538	628	2.43

On January 28, 2009, the Company’s  Board members (excluding the CEO) were granted 90,000 RSAs for their annual service award under the Directors’ Plan. The aggregate intrinsic value of unvested RSAs based upon the Company’s closing price of $3.03 as of March 31, 2009 was $0.3 million. The fair value of shares vested pursuant to RSAs was $0.6 million. As of March 31, 2009, total unrecognized compensation costs related to unvested RSAs was $0.2 million which is expected to be recognized as expense over a weighted average period of approximately 0.8 year.

Restricted stock units granted by the Company are equal to an equivalent number of shares of the Company’s Common Stock. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. The aggregate intrinsic value of RSUs based upon the Company’s closing price of $3.03 as of March 31, 2009 was $1.6 million. As of March 31, 2009, total unrecognized compensation costs related to unvested RSUs was $1.2 million which is expected to be recognized as expense over a weighted average period of approximately 2.7 years. There were no vested RSUs during the period.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. These RSUs are excluded from the table above. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has estimated that zero out of a maximum of 0.2 million of unvested RSUs with an average fair value of $13.99 per unit will be awarded at the end of the measurement period. During the six months ended March 31, 2009, zero stock compensation expense related to the performance-based RSUs has been recognized. During the six months ended March 31, 2008, $0.2 million of stock compensation expense was recorded but was subsequently reversed as the likelihood of achieving the two year performance criteria was unlikely. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $2.3 million which would be expected to be recognized as expense over a weighted average period of approximately 6 months.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, RSAs, and RSUs based on estimated fair values. The following table summarizes stock-based compensation expense related to stock options, RSAs, and RSUs for the three and six months ended March 31, 2009 and 2008, respectively, which was allocated as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Stock-based compensation expense:
Cost of revenues, service	$145	$109	$279	$262
Sales and marketing	218	230	474	471
Research and development	119	144	228	343
General and administrative	459	498	925	1,081
Total stock-based compensation expense	$941	$981	$1,906	$2,157

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $1.39 and $2.96 per share, respectively, and for the six months ended March 31, 2009 and 2008 was $1.18 and $4.30, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Expected lives in years	4.1	3.7	2.8	3.5
Risk free interest rates	1.8%	2.3%	1.6%	3.3%
Volatility	64%	61%	62%	60%
Dividend yield	0%	0%	0%	0%

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

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and six months ended March 31, 2009 and 2008 was based on our historical forfeiture experience.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee and director stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options, RSAs, and RSUs. Although the fair value of stock options, RSAs, and RSUs is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin 107, Share-based Payment using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 13—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
License Revenue:
Enterprise solutions	$2,442	$3,870	$3,986	$10,084
Marketing solutions	739	579	3,120	1,293
Decision management solutions	1,106	358	5,122	2,237
Total	$4,287	$4,807	$12,228	$13,614

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service Revenue:
Enterprise solutions	$8,108	$13,439	$17,770	$28,649
Marketing solutions	2,210	3,070	5,161	6,188
Decision management solutions	3,398	3,400	6,220	5,399
Total	$13,716	$19,909	$29,151	$40,236

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

North America	$7,968	$14,671	$16,050	$30,262
Europe	10,035	10,045	25,329	23,588
Total	$18,003	$24,716	$41,379	$53,850

Included in foreign revenue results for Europe is revenue from the United Kingdom of $4.6 million and $10.7 million for the three and six months ended March 31, 2009 and $6.0 and $12.1 million for the three and six months ended March 31, 2008, respectively.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net property and equipment information is based on the physical location of the assets. The following is a summary of net property and equipment by geographic area (in thousands):

	March 31, 2009	September 30, 2008

North America	$1,806	$2,250
Europe	621	915
Total	$2,427	$3,165

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

Our business, like other businesses, faces the potential effects of the global economic recession. Unprecedented market conditions include illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic recession, all of which have adversely impacted our business.

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

Several of our current and prior customers have recently merged with others, been forced to raise significant levels of new capital, or received funds and/or equity infusions from regulators or governmental entities. This list of companies is extensive and includes Wachovia Corporation, AIG, Halifax Bank of Scotland, Royal Bank of Scotland, Barclays, and Lloyds. The impact of these mergers and changes in ownership on Chordiant’s near term business is uncertain. Customers who have recently reorganized, merged or face new regulations may delay or terminate their software purchasing decisions, and as an acquired or merged entity may lose the ability to make such purchasing decisions, resulting in declines in our bookings, revenues and cash flows. Alternatively, merged customers may expand the use of our software across the larger entity resulting in opportunities for us to sell additional software and services.

Total revenue for the three months ended March 31, 2009 decreased $5.4 million or 23% from the three months ended December 31, 2008. License revenue decreased $3.7 million as we completed fewer license transactions at lower average prices. Service revenue decreased $1.7 million from the three months ended December 31, 2008. The decrease in service revenue was primarily composed of decreases of $1.0 million in consulting revenue, $0.5 million in support and maintenance revenue, $0.1 million in training revenue, and $0.1 million in expense reimbursement revenue.

Software Industry Consolidation and Possible Increased Competition

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. In 2007 and 2008 IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation; Oracle completed its acquisitions of Hyperion, Moniforce and BEA Systems; Sun Microsystems acquired MySQL and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that ILOG, Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we may face increased competition from larger and more established entities in the future. In addition, Oracle recently announced their intent to acquire Sun Microsystems.

Financial Trends

Backlog.  As of March 31, 2009 and 2008, we had approximately $44.6 million and $93.5 million in backlog, respectively, which we define as contractual commitments made by our customers through purchase orders or contracts. Backlog is comprised of:

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

The $48.9 million decline in total backlog over the past twelve month period is due to declines of approximately $28.0 million, $10.8 million and $10.1 million in the areas of software licenses, customer support contracts and professional services consulting contracts, respectively. Backlog has declined sequentially over each of the past five fiscal quarters. The declines in backlog are primarily due to revenue on previously signed transactions being recognized at a faster pace than new transactions are being consummated. Each category of backlog has also been unfavorably impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or Pounds Sterling.

The decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $15.7 million levels achieved during the past twelve months, future losses would be incurred unless operating expenses are reduced.

With respect to the decline in the backlog of professional services consulting contracts, as some customers recently delayed or canceled projects, statements of work for professional services either expired unutilized or were canceled. For the six months ended March 31, 2009 these items aggregated $4.6 million and were removed from backlog at the date of the expiration or cancellation. While additional significant cancelations are not contemplated, such events could cause further declines.

Backlog at March 31, 2009 includes approximately $6.6 million of licenses and support balances relating to a large telecommunications customer commitment, the majority of which is expected to be recognized as revenue in the quarter ending June 30, 2009. Accordingly, the balance of backlog may continue to decline in the near term if bookings are not sufficient to offset the amounts expected to be recognized as revenue.

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

A significant portion of our revenues have been derived from large customer transactions. For some of these transactions, the associated professional services provided to the customer can span over a period greater than one year. If the services delivery period is over a prolonged period of time, it will cause the associated backlog of services to be recognized as revenue over a similar period of time.

Chordiant provides no assurances that any portion of its backlog will be recognized as revenue during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and, as a result, we may not be able to recognize expected revenue from backlog.

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

Service Revenue. Service revenue as a percentage of total revenues were 76% and 81% for the three months ended March 31, 2009 and 2008, respectively, and 70% and 75% for the six months ended March 31, 2009 and 2008, respectively. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenue will represent between 55% and 70% of our total revenues in the future.

Revenues from International Customers versus North America Revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended March 31, 2009 and 2008, international revenues were $10.0 million for both periods, or approximately 56% and 41% of our total revenues, respectively. For the six months ended March 31, 2009 and 2008, international revenues were $25.3 million and $23.6 million, or approximately 61% and 44% of our total revenues, respectively. We believe that international revenue will represent a larger portion of our total revenues as we expand into emerging markets.

For the three months ended March 31, 2009 and 2008, North America revenues were $8.0 million and $14.7 million, or approximately 44% and 59% of our total revenues, respectively. For the six months ended March 31, 2009 and 2008, North America revenues were $16.0 million and $30.3 million, or approximately 39% and 56% of total revenues, respectively. The decrease for the three and six months was primarily due to fewer number of transactions with transactions of smaller magnitude. We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Gross Margins. Management focuses on license and service gross margins in evaluating our financial condition and operating performance. Gross margins on license revenues were 98% and 94% for the three months ended March 31, 2009 and 2008, respectively, and 98% and 95% for the six months ended March 31, 2009 and 2008. The increase in margin for the three and six months ended March 31, 2009 is primarily a function of the fixed periodic amortization costs associated with capitalized software. We fully amortized the costs in fiscal year 2008. We expect license gross margin on current products to range from 96% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenue were 58% and 57% for the three months ended March 31, 2009 and 2008, respectively and 57% and 58% for the six months ended March 31, 2009 and 2008, respectively. We expect that gross margins on service revenue to range between 50% and 60% in the foreseeable future.

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

As a result of the cost-cutting measures, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of March 31, 2009, all payments have been made.

On May 1, 2008, we implemented a reduction of approximately 10% of our workforce. We reduced our headcount across all functions of the organization. We reallocated resources in support of growth opportunities in emerging markets as well as adding headcount in revenue generating areas such as sales and alliances. We incurred approximately $0.5 million in expenses in the third quarter of fiscal year 2008 in connection with this reduction of force. As these costs did not meet the criteria of SFAS 146 to qualify as restructuring expenses, the expenses were charged as operating expenses to the respective functional areas.

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

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long-term lease which expires in January 2011. During the three months ended March 31, 2007, we executed a sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.4 million restructuring expense for the fiscal year ended September 30, 2007. If the sub-lessee of the facility were to default on their payments to the Company, further adjustments to restructuring expense would be required.

Income Taxes. During the quarter ending March 31, 2009, we recognized $2.0 million of non-cash deferred tax expense related to taxable income in the United Kingdom. It is expected that we will recognize a total of approximately $3.7 million of non-cash deferred tax expense during fiscal year 2009. We expect the deferred tax expense to be reduced in future years.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $11.2 million (including long-term accounts receivable of $0.9 million) with an allowance for doubtful accounts of $0.7 million as of March 31, 2009. Our gross accounts receivable balance was $26.2 million (including long-term accounts receivable of $0.1 million) with an allowance for doubtful accounts of $0.2 million as of March 31, 2008. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Based upon current economic conditions, the Company has reviewed accounts receivable and has recorded allowances as deemed necessary

Stock-based Compensation Expense. Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock awards on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock award was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the March 31, 2009 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 4% or less than 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model.

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

At March 31, 2009, we have $71.7 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that as of March 31, 2009 we will have future taxable income sufficient to realize $5.9 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. On September 30, 2008, we released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2008 through future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At March 31, 2009 and September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. Recently, due to the decline of our stock price, our market capitalization, and the general economic climate we have assessed our long-lived assets and intangible assets and determined that impairment was not necessary. At March 31, 2009, the market capitalization of the Company exceeded the book value of the Company. In the event that the market capitalization of the Company declines further, goodwill impairment charges might be necessary in future periods.

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

Restructuring Expenses. In the past several years, we have implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring expenses related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Cost to terminate contracts represents contract termination costs related to the restructuring plan. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, potential defaults on existing subleases, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts. See Note 5 to the Condensed Consolidated Financial Statement for detailed information regarding restructuring expense.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly larger or smaller than those reported in previous periods. At March 31, 2009, approximately $36.2 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008

Statements of Operations Data:
Revenues:
License	$4,287	24%	$4,807	19%	$12,228	30%	$13,614	25%
Service	13,716	76	19,909	81	29,151	70	40,236	75
Total revenues	18,003	100	24,716	100	41,379	100	53,850	100
Cost of revenues:
License	103	1	283	1	200	1	617	1
Service	5,797	32	8,532	35	12,483	30	17,010	32
Amortization of intangible assets	303	2	303	1	606	1	606	1
Total cost of revenues	6,203	35	9,118	37	13,289	32	18,233	34
Gross profit	11,800	65	15,598	63	28,090	68	35,617	66
Operating expenses:
Sales and marketing	6,362	35	7,400	30	14,142	34	16,303	30
Research and development	4,843	27	6,381	26	10,102	24	13,106	24
General and administrative	3,064	17	4,019	16	7,465	18	9,022	17
Restructuring expense	—	—	—	—	784	2	—	—
Total operating expenses	14,269	79	17,800	72	32,493	78	38,431	71
Loss from operations	(2,469)	(14)	(2,202)	(9)	(4,403)	(10)	(2,814)	(5)
Interest income, net	137	1	613	3	429	1	1,448	2
Other income (expense), net	(103)	(1)	350	1	582	1	485	1
Loss before income taxes	(2,435)	(14)	(1,239)	(5)	(3,392)	(8)	(881)	(2)
Provision for (benefit from) income taxes	1,101	6	(80)	—	2,812	7	73	—
Net loss	$(3,536)	(20)%	$(1,159)	(5)%	$(6,204)	(15)%	$(954)	(2)%

Comparison of the Three and Six Months Ended March 31, 2009 and 2008 (Unaudited)

Revenues

Total revenues decreased $6.7 million, or 27%, to $18.0 million for the three months ended March 31, 2009 compared to $24.7 million for the three months ended March 31, 2008. This change was primarily from decreases of $0.5 million or 11% in license revenue and $6.2 million or 31% in service revenue. Total revenues decreased $12.5 million, or 23%, to $41.4 million for the six months ended March 31, 2009 compared to $53.9 million for the six months ended March 31, 2008. This change was primarily attributable to a decrease of $1.4 million or 10% of license revenue and $11.1 million or 28% in service revenue.

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

The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
License Revenue:
Enterprise solutions	$2,442	$3,870	$(1,428)	(37)%	$3,986	$10,084	$(6,098)	(60)%
Marketing solutions	739	579	160	28	3,120	1,293	1,827	141
Decision management solutions	1,106	358	748	209	5,122	2,237	2,885	129
Total license revenue	$4,287	$4,807	$(520)	(11)%	$12,228	$13,614	$(1,386)	(10)%

Total license revenue decreased by $0.5 million or 11% and $1.4 million or 10% from the three and six months ended March 31, 2009, respectively, as compared to the same comparable periods in the prior year. This change in license revenue is the result of fewer sales transactions and transactions of smaller magnitude being executed in the comparative periods, primarily due to the current economic climate. Additionally, customer demand for our Decision management solutions has increased while demand for our Enterprise solutions has decreased. License revenue as a percentage of total revenues was 24% and 19% for the three months ended March 31, 2009 and 2008, respectively and 30% and 25% for the six months ended March 31, 2009 and 2008, respectively.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Service Revenue:
Enterprise solutions	$8,108	$13,439	$(5,331)	(40)%	$17,770	$28,649	$(10,879)	(38)%
Marketing solutions	2,210	3,070	(860)	(28)	5,161	6,188	(1,027)	(17)
Decision management solutions	3,398	3,400	(2)	—	6,220	5,399	821	15
Total service revenue	$13,716	$19,909	$(6,193)	(31)%	$29,151	$40,236	$(11,085)	(28)%

Total service revenue decreased $6.2 million or 31% from the three months ended March 31, 2008 as compared to the three months ended March 31, 2009. This change was due primarily to a decrease of $3.3 million in consulting revenue, $1.8 million in support and maintenance revenue, $0.6 million in training revenue and $0.5 million in reimbursement of out-of-pocket expense revenue. Service revenue as a percentage of total revenues was 76% and 81% for the three months ended March 31, 2009 and 2008, respectively.

Total service revenue decreased $11.1 million or 28% from the six months ended March 31, 2008 as compared to the six months ended March 31, 2009. This change was attributable  primarily to a decrease of $5.7 million in consulting revenue, $3.8 million in support and maintenance revenue, $0.8 million in training revenue and $0.8 million in reimbursement of out-of-pocket expense revenue. Service revenue as a percentage of total revenues was 70% and 75% for the six months ended March 31, 2009 and 2008, respectively.

The decreases in consulting revenue for the three and six month periods are directly related to the decreases in license revenues for comparable periods since the majority of our customers use some form of our consulting services in connection with their projects.

See the Financial Trend section for further analysis of revenue.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Cost of license revenue	$103	$283	$(180)	(64)%	$200	$617	$(417)	(68)%
Percentage of total revenue	1%	1%			1%	1%

The cost of license revenue decreased by $0.2 million or 64% and $0.4 million or 68% from the three and six months ended March 31, 2008 to the three and six months ended March 31, 2009, respectively. This change is primarily attributable to amortization of third party technology which became fully amortized in fiscal year 2008. In addition, we reduced royalty expense associated with third party technology included in our products.

Service

Cost of service revenue consists primarily of personnel costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS support services. The following table sets forth our cost of service revenue for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Cost of service revenue	$5,797	$8,532	$(2,735)	(32)%	$12,483	$17,010	$(4,527)	(27)%
Percentage of total revenue	32%	35%			30%	32%

Cost of service revenue decreased by $2.7 million or 32% from the three months ended March 31, 2008 to the three months ended March 31, 2009. This change is primarily attributable to decreases of $0.5 million in employee related costs, $1.5 million in consultant costs, $0.2 million in facilities cost, and $0.5 million in travel costs. The 32% decrease in service costs is consistent with the decrease of 31% in service revenue. The decrease in employee related costs is primarily attributable to a 7% reduction in average headcount. See Note 5- Restructuring to the Condensed Consolidated Financial Statement for more details regarding reduction in headcount.

Cost of service revenue decreased by $4.5 million or 27% from the six months ended March 31, 2008 to the six months ended March 31, 2009. This change is primarily attributable to decreases of $1.1 million in employee related costs, $0.1 in recruiting, $2.1 million in consultant costs, $0.3 million in facilities cost, and $1.0 million in travel costs, offset by increase of $0.1 in miscellaneous costs. The 27% decrease in service costs is consistent with the decrease of 28% in service revenue. The decrease in employee related costs is primarily from a 5% reduction in average headcount. See Note 5- Restructuring to the Condensed Consolidated Financial Statement for more details regarding reduction in headcount. The decrease in travel expense is primarily attributable to a decrease in travel by our employees.

Gross Margin

See the Financial Trend section for our analysis of gross margins.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists, and tradenames resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Amortization of intangible assets	$303	$303	$—	—%	$606	$606	$—	—%
Percentage of total revenue	2%	1%			1%	1%

We expect amortization expense for intangible assets to be $0.3 million for each of the two remaining quarters in fiscal year 2009 and $0.3 million for the first quarter of fiscal year 2010.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee compensation and benefits, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Sales and marketing expense	$6,362	$7,400	$(1,038)	(14)%	$14,142	$16,303	$(2,161)	(13)%
Percentage of total revenue	35%	30%			34%	30%

Sales and marketing expense decreased by $1.0 million or 14% from the three months ended March 31, 2008 to the three months ended March 31, 2009. This change is primarily due to decreases of $0.9 million in employee costs, $0.2 million in facilities cost, and $0.2 million in travel costs, offset by increase of $0.1 million in consultant costs and $0.2 million in lead generation activities. The decrease in employee related costs is primarily from a 6% reduction in average headcount.

Sales and marketing expense decreased by $2.2 million or 13% from the six months ended March 31, 2008 to the six months ended March 31, 2009. This change is primarily due to decreases of $1.6 million in employee costs, $0.2 million in recruiting costs, $0.4 million in sales events, $0.3 million in facilities costs, and $0.2 million in travel costs, offset by increases of $0.5 million in consultant costs. The decrease in employee related costs is primarily from a 4% reduction in average headcount.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Research and development expense	$4,843	$6,381	$(1,538)	(24)%	$10,102	$13,106	$(3,004)	(23)%
Percentage of total revenue	27%	26%			24%	24%

Research and development expense decreased by $1.5 million or 24% from the three months ended March 31, 2008 to the three months ended March 31, 2009. This change is primarily due to decreases of $0.7 million in employee salary and benefit costs, $0.1 million in recruiting costs, $0.5 million in consultant costs, and $0.2 million in facilities costs. The decrease in employee related costs is primarily from a 27% reduction in average headcount.

Research and development expense decreased by $3.0 million or 23% from the six months ended March 31, 2008 to the six months ended March 31, 2009. This change is primarily due to decreases of $1.6 million in employee salary and benefit costs, $0.1 million in recruiting costs, $0.8 million in consultant costs, $0.3 million in facilities costs, and $0.2 million in travel expenses. The decrease in employee related costs is primarily from a 26% reduction in average headcount.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
General and administrative expense	$3,064	$4,019	$(955)	(24)%	$7,465	$9,022	$(1,557)	(17)%
Percentage of total revenue	17%	16%			18%	17%

General and administrative expense decreased by $1.0 million or 24% from the three months ended March 31, 2008 to the three months ended March 31, 2009. This change is primarily due to decreases of $0.6 million in employee related costs, $0.1 million in travel costs, $0.3 million in profession services and $0.1 million in bad debt expense, offset by $0.1 million in facilities costs. The decrease in employee related costs is primarily from a 29% reduction in average headcount.

General and administrative expense decreased by $1.6 million or 17% from the six months ended March 31, 2008 to the six months ended March 31, 2009. This change is primarily due to decreases of $1.2 million in employee related costs, $0.1 million in recruiting costs, $0.1 million in consulting costs, $0.2 million in travel costs, and $0.3 million in professional services , offset by increase of $0.3 million in facilities cost. The decrease in employee related costs is primarily attributable to a 26% reduction in average headcount. The decrease in professional services is primarily due to a decrease in the use of legal services associated with the Derivative lawsuit which was recently settled.

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

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of March 31, 2009, all payments have been made.

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

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Cost of revenues – service	$145	$109	$279	$262
Operating expenses:
Sales and marketing	218	230	474	471
Research and development	119	144	228	343
General and administrative	459	498	925	1,081
Total operating expenses	796	872	1,627	1,895
Total stock-based compensation expense	$941	$981	$1,906	$2,157

For the three months ended March 31, 2009, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $0.9 million that is primarily related to $0.7 million associated with employee stock options, $0.1 million associated with restricted stock awards and $0.1 million for restricted stock units. For the three months ended March 31, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.0 million that is primarily related to $1.0 million associated with employee stock options, $0.1 million associated with restricted stock awards and a decrease of $0.1 million for restricted stock units.

For the six months ended March 31, 2009, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.9 million that is primarily related to $1.5 million associated with employee stock options, $0.2 million associated with restricted stock awards and $0.2 million for restricted stock units. For the six months ended March 31, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.2 million that is primarily related to $1.9 million associated with employee stock options, less than $0.1 million associated with restricted stock awards and $0.2 million for restricted stock units.

Interest Income (Expense), Net

Interest income (expense), net, consists primarily of interest income generated from our cash, cash equivalents, and marketable securities offset by interest expense incurred in connection with capital equipment leases and imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income (expense), net for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Interest income, net	$137	$613	$(476)	(78)%	$429	$1,448	$(1,019)	(70)%
Percentage of total revenue	1%	3%			1%	2%

Interest income, net decreased by 78% and 70% from the three and six months ended March 31, 2008 to the three and six months ended March 31, 2009, respectively. This change is primarily due to higher cash balances and marketable securities in the same period of the prior year. In addition, we earned less interest income due to lower interest rates.

Other Income, Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign currency denominated subsidiaries. The following table sets forth our other income, net for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Other income, net	$(103)	$350	$(453)	(129)%	$582	$485	$97	20%
Percentage of total revenue	(1)%	1%			1%	1%

Other income decreased by 129% from the three ended March 31, 2008 to the three ended March 31, 2009. Other income increased by 20% from the six months ended March 31, 2008 to the six months ended March 31, 2009. The increase or decrease is primarily due to changes in foreign exchange rates associated with the Pound Sterling and Euro.

Provision for (Benefit from) Income Taxes

These provisions for (benefits from) are primarily attributable to taxes on earnings from our foreign subsidiaries, certain foreign withholding taxes, and the alternate minimum tax for federal taxes. The following table sets forth our provision for (benefit from) income taxes for the three and six months ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Change	%	2009	2008	Change	%
Provision for (benefit from) income taxes	$1,101	$(80)	$1,181	1,476%	$2,812	$73	$2,739	3,752%
Percentage of total revenue	6%	—%			7%	—%

Our provision for income taxes was $2.8 million and $0.1 million for the six months ended March 31, 2009 and 2008, respectively. The $2.7 million increase in income taxes is primarily due to an increase in taxable income of our UK entities which led to a non-cash tax expense of approximately $2.0 million and an increase of $0.5 million in unrecoverable withholding tax payments related to sales transactions that occurred in Turkey, Poland, Spain and India compared to the six months ended March 31, 2008. The remainder of our provision for income taxes is primarily attributable to taxes on earnings from our foreign subsidiaries.

At March 31, 2009, we have $71.7 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that as of March 31, 2009 we will have future taxable income sufficient to realize $5.9 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. On September 30, 2008, we released (eliminated) the valuation allowance on our

DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2008 through future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At March 31, 2009 and September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

Liquidity and Capital Resources

Prior to fiscal year 2007, we had not been profitable and we periodically generated cash through the issuance of our common stock. In fiscal year 2008, we repurchased and retired $18.6 million of our common stock. For six months ended March 31, 2009, we generated cash from operating and financing activities but used cash for investing activities. It is anticipated that that our current cash balances are adequate to fund operations for the next twelve months, however in the event we are not profitable, we would anticipate a decrease in cash and cash equivalents in the near term. Our third fiscal quarter ending June 30, 2009 will benefit from the last payment due on a contractual commitment with a large telecommunications company. Cash payments relating to this agreement are expected to be $5.2 million.

Operating Activities

Cash provided by operating activities was $6.1 million during the six months ended March 31, 2009, which consisted primarily of our net loss of $6.2 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, non-cash provision for income taxes, provision for doubtful accounts and other non-cash charges) aggregating approximately $5.7 million and the net cash inflow effect from changes in assets and liabilities of approximately $6.6 million. This net cash inflow was primarily related to the collection of $13.3 million in accounts receivable and an increase of prepaid and other current assets of $4.0 million offset by decreases in deferred revenue of $5.2 million, accrued expenses of $2.2 million, accounts payable of $2.9 million, and other assets of $0.4 million.

Cash used for operating activities was $12.6 million during the six months ended March 31, 2008, which consisted primarily of our net loss of $1.0 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, provision for doubtful accounts and other non-cash charges) aggregating approximately $4.3 million and the net cash outflow effect from changes in assets and liabilities of approximately $15.9 million. This net cash outflow was primarily related to decreases in deferred revenue of $13.4 million, accrued expenses of $4.1 million and prepaid expenses of $2.0 million offset by increases in accounts receivable of $1.9 million, other assets of $0.7 million, and accounts payable of $1.0 million.

Investing Activities

Cash used in investing activities was $0.3 million during the six months ended March 31, 2009. This cash used was primarily from the purchase of $0.3 million of property and equipment and the capitalization of less than $0.1 million of software development costs associated with the porting of existing products to a new platform.

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

Financing Activities

Cash provided by financing activities was less than $0.1 million during the six months ended March 31, 2009. This cash was provided from the payment of the exercise prices of stock option exercises by employees.

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

Contractual Obligations

Ness

We entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, pursuant to which Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services and product development services (collectively, the “Services”). The agreement had an initial term of three years and has been extended annually. Under the terms of the agreement, we pay for services rendered on a monthly fee basis, including the requirement to reimburse Ness for approved out-of-pocket expenses. The agreement may be terminated for convenience by us, subject to the payment of a termination fee. From 2004 to 2008, we further expanded the agreement with Ness whereby Ness is providing certain additional technical and consulting services. In January 2009, we extended our agreement with Ness through December 31, 2011 to provide technical and consulting services, however if we terminate the agreement for convenience prior to December 31, 2009, we may be required to pay a termination fee no greater than $0.5 million. In addition to service agreements, we also guaranteed certain equipment lease obligations of Ness (see Note 8). Ness may procure equipment to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we are obligated under the agreement to reimburse them. In connection with the procurement of equipment, Ness has entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we have an outstanding standby letter of credit in the amount of $0.2 million in guarantee of Ness’ financial commitments under the lease. Over the term of the lease, our obligation to reimburse Ness is approximately equal to the amount of the guarantee.

Leases

Operating lease obligations in the table below include approximately $1.3 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of March 31, 2009, the Company had $0.5 million in sublease income contractually committed for future periods relating to this facility. See Notes 5 and 9 to the Condensed Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table below includes this lease commitment.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 31, 2009, we estimate that approximately $0.3 million will be required to fulfill these obligations.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to exceed historic levels.

The following table presents certain payments due under contractual obligations as of March 31, 2009 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2009	Due in 2010-2011	Due in 2012-2013	Thereafter
Operating lease obligations	$12,577	$1,704	$6,327	$4,195	$351
Asset retirement obligations	289	—	133	156	—
Total	$12,866	$1,704	$6,460	$4,351	$351

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other liabilities—non-current in our Condensed Consolidated Balance Sheets. As of March 31, 2009, the Company had $1.3 million of gross unrecognized tax benefits. As of March 31, 2009, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

We believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to minimize the level of cash used by operations, which, when added to existing cash balances, will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens further, additional declines in cash balances could occur.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, and short-term certificates of deposit. We currently invest our excess cash in money market accounts and certificates-of-deposit with maturities of less than three months. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates. As of March 31, 2009, the Company held no fixed rate securities.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash of less than $0.1 million as of September 30, 2008, we performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of September 30, 2008 and an average interest rate of 2%, a decrease in 100 basis points would decrease the fair value of restricted cash by less than $0.1 million. At March 31, 2009, the Company did not hold any investments that the Company deemed to have a material interest rate risk.

Foreign Currency Risk. International revenues accounted for approximately 56% and 61% of total revenues for three and six months ended March 31, 2009. International revenues accounted for approximately 48% of total revenues for the year ended September 30, 2008. The Company’s international operations increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Condensed Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. We do not hedge our exposure to foreign currency fluctuations. We performed a sensitivity analysis as of March 31, 2009 to determine the hypothetical impact of a decrease in average foreign exchange rates of 10% against the US dollar. Such a decline would decrease revenue by approximately $2.0 million and increase loss from operations by $0.6 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended March 31, 2009 and for the fiscal year ended September 30, 2008, we recorded net foreign currency transaction gains of $0.6 million and $0.3 million, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended, Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*We may experience a shortfall in bookings, revenue, earnings, cash flow or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

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

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our bookings, revenues and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in bookings, revenues and earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

*Our known backlog of business may not result in revenue and backlog has declined for several consecutive quarters.

We define backlog as contractual commitments by our customers through purchase orders or contracts. Backlog is comprised of software license orders which have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered. Backlog has declined significantly over the past several quarters due to lower than expected bookings. Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period or at all. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog. The risk that customers will reduce the scope of, delay or terminate projects, thus delaying or eliminating our ability to recognize backlog as revenue, is exacerbated in the current economic environment. During the six months ended March 31, 2009, statements of work for professional services aggregating approximately $4.6 million were reversed from our backlog balances as the underlying projects were canceled or the statement of work contractually expired unutilized.

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

Sales of our products and services in several large markets—insurance, healthcare, telecommunications and financial services, accounted for approximately 86% and 94% of our total revenues for the quarters ended March 31, 2009 and 2008, respectively. We expect that revenues from these markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic conditions in our target markets further deteriorates, our revenues may decline. Some of our current and prospective customers, especially those in the financial services and insurance industries, have faced and may continue to face severe financial difficulties given their exposure to deteriorating financial and credit markets, as well as the mortgage and homebuilder sectors of the economy. This may cause our current and prospective customers to reduce, delay or terminate their spending on technology, which in turn would have an adverse impact on our sales and revenues.

*Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the quarter ended March 31, 2009, Vodafone Group Services Limited and affiliated companies and Citicorp Credit Services, Inc. accounted for 12% and 11%, respectively, of our total revenue. For the quarter ended March 31, 2008, Citicorp Credit Services, Inc. and Wellpoint Inc. accounted for 25% and 11%, respectively, of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, which may materially affect our operating results. For example, a large telecommunication customer with purchase commitments through the quarter ended June 30, 2009 may not purchase additional products or services with us. The deteriorating economic environment has resulted in failures of financial institutions and significant consolidation within the financial services industry from which we derive a significant portion of our customers and revenues. Accordingly, the risk that we could lose a significant customer is exacerbated in the current economic environment.

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

Sales of Enterprise Foundation solutions generally have a much higher cost to a customer than Decisioning Management solutions. The magnitude of the professional services required to implement Enterprise Foundation projects is also much higher and often can take long periods of time to complete. Decisioning products are generally faster to implement and can produce a positive return on investment in a shorter period of time. Due to the current economic climate, our customers may focus on those projects that are smaller and faster to complete. Accordingly, our sales force plans to increase their focus on selling these types of solutions. This change in focus may not be successful and, as a result, revenues may not meet our expectations.

*Fluctuations in the value of the U.S. dollar relative to foreign currencies could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 56 % of our total sales for the quarter ended March 31, 2009. Our international sales comprised 41% of our total sales for the quarter ended March 31, 2008. Our future operating results, as well as our cash and deferred revenue balances, will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the quarter ended March 31, 2009, we had a foreign currency transaction gain of $0.6 million. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussions.

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

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 76% and 81% of our total revenues for the quarters ended March 31, 2009 and 2008, respectively. Gross margin on service revenue was 58% and 57% for the three months ended March 31, 2009 and 2008, respectively. License revenues comprised 24% and 19% of our total revenues for the quarters ended March 31, 2009 and 2008, respectively. Gross margins on license revenues were 98% and 94% for the three months ended March 31, 2009 and 2008, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, requiring us to successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues. In addition, given the current economic environment, customers and potential customers have sought and may seek discounts on our services, or services at no charge, which has and would further reduce our services gross margins and materially and adversely affect our business, financial condition and results of operations.

*Our revenues decreased in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. In addition, our revenues decreased in fiscal year 2008 as compared to fiscal year 2007, and until the fiscal year ended September 30, 2007, we were not profitable, which may raise vendor viability concerns about us and thereby make it more difficult to consummate license transactions with new and existing customers.

Our revenues decreased materially in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 and in fiscal year 2008 as compared to fiscal year 2007. In addition, while we were profitable for the years ended September 30, 2007 and September 30, 2008, we were not profitable for the years prior to September 30, 2007. As of March 31, 2009, we had an accumulated deficit of $232.1 million. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to continue to achieve profitability. Continued losses or decreased revenues may make many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results. This concern over vendor viability is exacerbated in the current economic environment.

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

*Competition in our markets is intense and could reduce our sales and prevent us from achieving profitability.

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

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. For example, in 2007 and 2008, IBM acquired ILOG, Cognos, DataMirror and Watchfire Corporation; Oracle acquired Hyperion, Moniforce and BEA Systems; Sun Microsystems acquired MySQL; and SAP acquired BusinessObjects, YASU Technologies and Pilot Software. While we do not believe that ILOG, Cognos, DataMirror, Watchfire Corporation, Hyperion, Moniforce, BEA Systems, MySQL, BusinessObjects, YASU Technologies, or Pilot Software have been significant competitors of Chordiant in the past, the acquisition of these companies by IBM, Oracle, Sun Microsystems and SAP may indicate that we will face increased competition from larger and more established entities in the future. In addition, Oracle recently announced their intent to acquire Sun Microsystems.

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

In 2003, we entered into an agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), an independent contracting company with global technical resources and an operations center in Bangalore, India and operations in other locations. The agreement provides for Ness, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform staffing for consulting projects, technical support, product testing and certain sustaining engineering functions. As of March 31, 2009, we use the services of approximately 129 consultants through Ness. In addition, as a result of the reductions in our workforce that took place in July 2005, October 2006, May 2008 and October 2008, by approximately 10% - 15% in each instance, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

*If we become subject to intellectual property infringement claims, including copyright or patent infringement claims, these claims could be costly and time-consuming to defend, divert management’s attention, cause product delays and have an adverse effect on our revenues and net income.

We expect that software product developers and providers of software in markets similar to our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Additionally, we are seeing copyright infringement claims being asserted by certain third party software developers. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If any of our products were found to infringe a third party’s proprietary rights, we could be required to pay damages and/or enter into royalty or licensing agreements to be able to sell our products, if at all. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

We are also the subject of a suit by a person and related entity claiming that certain of our products infringe their copyrights. Such litigation is costly.  If any of our products were found to infringe such copyrights, we could be required to pay damages.  If we were required to settle such claim, it could be costly. A patent or copyright infringement claim could have a material adverse effect on our business, operating results and financial condition.

*If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the quarter ended March 31, 2009, international revenues were $10.0 million or approximately 56% of our total revenues. For the quarter ended March 31, 2008, international revenues were $10.0 million or approximately 41% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations, which include:

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

•
Difficulties in commencing new operations in countries where the Company has not previously conducted business, including those associated with tax laws, employment laws, government regulation, product warranty laws and adopting to local customs and culture; and

Any of these factors could have a significant impact on our ability to license products and provide services on a competitive and timely basis and could adversely affect our operating expenses and net income. Additionally we closed our only French office in the first quarter of fiscal year 2007. The absence of a business office in France may harm our ability to attract and retain customers in that country.

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

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings or markets. Mergers and acquisitions of high-technology companies are inherently risky, and the Company cannot be certain that any acquisition will be successful and will not materially harm the Company’s business, operating results or financial condition. Generally, acquisitions involve numerous risks, including: (i) the benefits of the acquisition (such as cost savings and synergies) not materializing as planned or not materializing within the time periods or to the extent anticipated; (ii) the Company’s ability to manage acquired entities’ people and processes, particularly those that are headquartered in separate geographical locations from the Company’s headquarters; (iii) the possibility that the Company will pay more than the value it derives from the acquisition; (iv) difficulties in integration of the operations, technologies, content and products of the acquired companies; (v) the assumption of certain known and unknown liabilities of the acquired companies; (vi) difficulties in retaining key relationships with customers, partners and suppliers of the acquired company; (vi) the risk of diverting management’s attention from normal daily operations of the business; (vii) the Company’s ability to issue new releases of the acquired company’s products on existing or other platforms; (viii) negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with our financial statements; (ix) risks of entering markets in which the Company has no or limited direct prior experience; and (x) the potential loss of key employees of the acquired company. Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 28, 2009, we held our Annual Meeting of Stockholders in Cupertino, California. Of the 30,081,690 shares outstanding and entitled to vote as of the record date of December 1, 2008, 25,245,795 shares were present or represented by proxy at the meeting. At the meeting, stockholders were asked to vote with respect to (i) the election of our two nominees to serve as directors to hold office until the 2012 annual meeting of stockholders, (ii) the ratification of the selection by the Company’s Audit Committee of the Board of Directors of BDO Seidman, LLP as our independent auditors for our fiscal year ending September 30, 2009, (iii) the approval of the Company’s 2005 Equity Incentive Plan, as amended (“the 2005 Plan”) to increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by 650,000 shares, and (iv) the approval of a non-binding resolution to approve the Shareholder Rights Plan that was previously adopted by the Company’s Board of Directors on July 7, 2008.

Our two nominees were elected as directors, each to hold office until the 2012 annual meeting of stockholders, or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld	Broker Non-Votes
William J. Raduchel, Ph.D.	19,363,335	5,882,460	0
Allen A.A. Swann	21,092,053	4,153,742	0

In addition to the directors elected above, Charles E. Hoffman, David R. Springett, Dan A. Gaudreau, Richard G. Stevens, and Steven R. Springsteel continued to serve as directors after the annual meeting.

The selection of BDO Seidman, LLP as our independent auditors for our fiscal year ending September 30, 2009 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
24,599,300	604,053	42,442	0

The proposal to approve the 2005 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by 650,000 shares was approved by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,833,798	4,348,526	39,649	7,023,822

The non-binding resolution to approve the Shareholder Rights Plan that was previously adopted by the Company’s Board of Directors on July 7, 2008 was not approved by the vote set forth below.

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,899,417	14,240,824	81,732	7,023,822

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
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: May 7, 2009

exhibit index

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.	Form 10-K	11/20/2008

3.2	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	7/11/2008

4.1	Specimen Common Stock Certificate.	Form S-1/A (No. 333-92187)	2/7/2000

4.2	Rights Agreement by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC dated as of July 10, 2008.	Form 8-K	7/11/2008

4.3	Form of Rights Certificate.	Form 8-K	7/11/2008

10.6*	Chordiant Software, Inc. 2005 Equity Incentive Plan, as amended.	Schedule 14-A	12/17/2008

10.69*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement.			X

10.78*+	Form of Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan.			X

10.79*+	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan for Steven R. Springsteel			X

10.80*+	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan for Peter S. Norman			X

10.81*+	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan for Charles A. Altomare			X

10.82*+	Chordiant Software, Inc. 2009 Vice President Worldwide Sales Incentive Bonus Plan			X

10.83*+	Chordiant Software, Inc. 2009 Vice President Worldwide Professional Services Incentive Bonus Plan			X

10.84*+	Chordiant Software, Inc. 2009 General Counsel Incentive Bonus Plan			X

10.85*	Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan.	Form 10-Q	1/29/2009

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Filed Herewith

10.86†	Addendum C dated January 14, 2009 to the Master Services Agreement by and between Chordiant Software, Inc. and Ness USA, Inc. dated December 15, 2003, as amended.	Form 10-Q	1/29/2009

10.87*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement.
		Form 10-Q	1/29/2009

10.88*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice for Non-U.S. Directors and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement for Non-U.S. Directors.
		Form 10-Q	1/29/2009

10.89*	Form of Indemnity Agreement by and between Chordiant Software, Inc. and its directors and officers.	Form 10-Q	1/29/2009

10.90*	Offer Letter for Marchai Bruchey dated March 2, 2009.			X

10.91*	Change of Control Agreement by and between Chordiant Software, Inc. and Marchai Bruchey dated April 8, 2009.			X

10.92*	Separation Agreement by and between Chordiant Software, Inc. and David C. Cunningham dated February 13, 2009.			X

10.93	Addendum D dated March 20, 2009 to the Master Services Agreement by and between Chordiant Software, Inc. and Ness USA, Inc. dated December 15, 2003, as amended.			X

10.94
Amendment Number Three dated December 21, 2007 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
X

10.95 †	Amendment No. 1 dated June 4, 2007 to the Master Professional Services Agreement dated June 6, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).			X

10.96 †	Letter Agreement dated November 11, 2008 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).			X

10.97*
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Restricted Stock Unit Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.
X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date Filed	Filed Herewith

21.1	Chordiant Software, Inc. Subsidiaries.			X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

32.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).			X

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

+
The Company has attached as Exhibits 10.78-10.84 copies of its 2009 Executive Bonus Plans that it originally filed with the Securities and Exchange Commission under cover of the Company’s quarterly report on Form 10-Q filed on January 30, 2009 and disclosed by the Company on Form 8-K filed on November 25, 2008.  The Company had filed with the SEC a request for confidentiality of certain information contained in those Bonus Plans. The Company has received comments from the SEC staff on its confidentiality request. As a result, the Company has included some previously redacted information in those filed Bonus Plans which has now been added either because of subsequent public disclosure by the Company or such information consists of headings contained in tables which are included as part of the Bonus Plans.