Form 10-Q
period 2009-06-30
CHORDIANT SOFTWARE INC
filed 2009-07-30
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

As of July 17, 2009, there were 30,189,779 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2009	September 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$56,573	$55,516
Accounts receivable, net	10,090	24,873
Prepaid expenses and other current assets	4,094	8,168
Total current assets	70,757	88,557
Property and equipment, net	2,135	3,165
Goodwill	22,608	22,608
Intangible assets, net	606	1,514
Deferred tax assets—non-current	4,424	6,849
Other assets	2,615	2,007
Total assets	$103,145	$124,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,566	$7,711
Accrued expenses	6,082	9,456
Deferred revenue	27,208	33,503
Total current liabilities	36,856	50,670
Deferred revenue—long-term	9,616	12,831
Other liabilities—non-current	1,083	818
Restructuring costs, net of current portion	225	529
Total liabilities	47,780	64,848

Commitments and contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized (500 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding at June 30, 2009 and September 30, 2008	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,189 and 30,076 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	30	30
Additional paid-in capital	284,760	281,910
Accumulated deficit	(232,077)	(225,850)
Accumulated other comprehensive income	2,652	3,762
Total stockholders’ equity	55,365	59,852
Total liabilities and stockholders’ equity	$103,145	$124,700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	$8,184	$10,960	$20,412	$24,574
Service	12,694	19,756	41,845	59,992
Total revenues	20,878	30,716	62,257	84,566
Cost of revenues:
License	99	304	301	920
Service	5,008	8,711	17,491	25,722
Amortization of intangible assets	303	303	908	908
Total cost of revenues	5,410	9,318	18,700	27,550
Gross profit	15,468	21,398	43,557	57,016
Operating expenses:
Sales and marketing	6,505	9,595	20,647	25,898
Research and development	4,438	6,704	14,540	19,811
General and administrative	2,792	4,665	10,257	13,687
Restructuring expense	—	—	784	—
Total operating expenses	13,735	20,964	46,228	59,396
Income (loss) from operations	1,733	434	(2,671)	(2,380)
Interest income, net	54	385	483	1,833
Other income (expense), net	(698)	86	(116)	571
Income (loss) before income taxes	1,089	905	(2,304)	24
Provision for income taxes	1,111	146	3,923	219
Net income (loss)	$(22)	$759	$(6,227)	$(195)

Net income (loss) per share:
Basic	$0.00	$0.03	$(0.21)	$(0.01)
Diluted	$0.00	$0.02	$(0.21)	$(0.01)

Weighted average shares used in computing net income (loss) per share:
Basic	30,092	30,262	30,054	32,217
Diluted	30,092	30,474	30,054	32,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,227)	$(195)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,272	1,329
Amortization of intangibles and capitalized software	1,122	1,726
Non-cash stock-based compensation expense	2,806	3,516
Provision for doubtful accounts and sales returns	94	210
Realized gain on sale of marketable securities	—	(8)
Accretion of discounts on marketable securities	—	(56)
Non-cash provision for income taxes	2,526	—
Changes in assets and liabilities:
Accounts receivable	13,510	6,076
Prepaid expenses and other current assets	2,546	(1,287)
Other assets	(729)	265
Accounts payable	(3,918)	(290)
Accrued expenses, other long-term liabilities and restructuring	(3,021)	(2,614)
Deferred revenue	(6,954)	(16,634)
Net cash provided by (used for) operating activities	3,027	(7,962)
Cash flows from investing activities:
Purchases of property and equipment	(310)	(1,004)
Capitalized product development costs	(97)	(392)
Proceeds from release of restricted cash	—	46
Purchases of marketable securities and short-term investments	—	(5,099)
Proceeds from maturities of marketable securities and short-term investments	—	17,322
Net cash provided by (used for) investing activities	(407)	10,873
Cash flows from financing activities:
Proceeds from exercise of stock options	42	630
Excess tax benefits from stock-based compensation	—	17
Repurchase of common stock	—	(18,599)
Net cash provided by (used for) financing activities	42	(17,952)
Effect of exchange rate changes	(1,605)	1,386
Net increase (decrease) in cash and cash equivalents	1,057	(13,655)
Cash and cash equivalents at beginning of period	55,516	77,987
Cash and cash equivalents at end of period	$56,573	$64,332

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

On an on-going basis, the Company evaluates the estimates, including those related to the allowance for doubtful accounts, the valuation of stock-based compensation, the valuation of goodwill and intangible assets, the valuation of deferred tax assets, restructuring expenses, contingencies, Vendor Specific Objective Evidence, or VSOE, of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to revenue recognition are complex and are affected by the interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

When appropriate software license revenue is recognized in accordance with the AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” or collectively SOP 97-2.

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

Collectability is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is generally not requested from customers. If it is determined that the collection of a fee is not probable, the revenue is recognized at the time the collection becomes probable, which is generally upon the receipt of cash.

Restricted Cash

At June 30, 2009 and September 30, 2008, interest bearing certificates of deposit were classified as restricted cash. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Other Assets in the Condensed Consolidated Balance Sheets. See Note 4 for restricted cash balances at each balance sheet date.

Settlement of Intercompany Loan

In June 2009, a long term intercompany account from the U.S. parent to the U.K. subsidiary in the original amount of $22.9 million was settled. The settlement of this long term intercompany account resulted in a foreign currency translation gain of approximately $1.1 million which is classified as a component of accumulated other comprehensive income in the June 30, 2009 Condensed Consolidated Balance Sheet.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Marketable securities

As of June 30, 2009 and September 30, 2008, the Company held no marketable securities.

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

The Company’s accounts receivable are derived from sales to customers located in North America, Europe, and elsewhere in the world. The Company performs ongoing credit evaluations of customers’ financial condition and, generally, requires no collateral from customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The Company estimates its allowance for doubtful accounts by analyzing accounts receivable for specific risk accounts as well as providing for a general allowance amount based on billing dispute percentages. The estimate considers historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. Based upon current economic conditions, the Company reviewed accounts receivable and has recorded allowances as deemed necessary.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Vodafone Group Services Limited	28%	18%	22%	10%
Citicorp Credit Services, Inc.	*	20%	11%	22%
Wellpoint, Inc.	*	*	*	10%

*         Represents less than 10% of total revenues.

At June 30, 2009 Turkiye Is Bankasi, A.S., Sky Subscribers Services, Ltd., and Capital One Services Inc. accounted for 17%, 12% and 13%, of our accounts receivable, respectively. At September 30, 2008, Citicorp Credit Services, Inc., Vodafone Group Services Limited, and International Business Machines or IBM accounted for approximately 19%, 18%, and 13% of our accounts receivable, respectively.

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

During fiscal year 2008 and the nine months ended June 30, 2009, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.5 million associated with these products have been capitalized and included in Other Assets as of June 30, 2009. As the porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic lives of the products which is 36 months. For the three and nine months ended June 30, 2009, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 million and $0.1 million, respectively. For the three and nine months ended June 30, 2008, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 million for both periods. As of June 30, 2009, the unamortized expense was approximately $0.4 million.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product were capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three and nine month periods ended June 30, 2009 and 2008, amortization expense, included in cost of revenue for license related to this product was less than $0.1 million and $0.1 million, respectively. As of June 30, 2009, the unamortized expense was $0.2 million.

Subsequent Events

The Company has evaluated subsequent events through the time that we filed these financial statements in our Form 10-Q Report with the SEC on July 30, 2009.

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

Effective October 1, 2007, the Company adopted FASB Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is explained in Note 10 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, or SFAS 128. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options, unvested restricted stock awards or RSAs (using the treasury stock method), and unvested restricted stock units or RSUs (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with SFAS 123(R), unvested performance based RSUs are not included in the computation of earnings per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three and nine months ended June 30, 2009 and for the nine months ended June 30, 2008.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009		2008	2009	2008

Net income (loss) available to common stockholders	$(22)		$759	$(6,227)	$(195)
Denominator:
Weighted average common stock outstanding	30,092		30,333	30,054	32,288
Common stock subject to repurchase	—		(71)	—	(71)
Denominator for basic calculation	30,092		30,262	30,054	32,217

Effect of dilutive potential common shares	—	*	141	— *	— *
Effect of dilutive RSAs and RSUs	—	*	71	— *	— *
Denominator for diluted calculation	30,092		30,474	30,054	32,217
Net income (loss) per share – basic	$0.00		$0.03	$(0.21)	$(0.01)
Net income (loss) per share – diluted	$0.00		$0.02	$(0.21)	$(0.01)
(*) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the date indicated (in thousands)

	June 30, 2009	June 30, 2008
Stock options	3,795	3,943
RSAs	90	71
RSUs	588	—
	4,473	4,014

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board or FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” or SFAS 168. SFAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Company has evaluated SFAS 168 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or SFAS 167. SFAS 167 providing further guidance on assessing the consolidation of variable interest entities or VIE. This statement will, among other things, establish new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies the characteristics that identify a VIE and contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation No. 46(R)’s provisions. SFAS 167 will be effective for annual financial statements for periods ending after November 15, 2009. The Company has evaluated SFAS 167 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” or SFAS 166. SFAS 166 eliminates the concept of a QSPE (Qualified Special Purpose Entity) and eliminates the exception from applying FIN 46(R), Consolidation of Variable Interest Entities to QSPE’s. Additionally, this Statement clarifies that the objective of paragraph 9 of FAS 140 is to determine whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Under this statement, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer. This includes any retained beneficial interest. The implementation of this standard materially affects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process. SFAS 166 will be effective for annual financial statements for periods ending after November 15, 2009. The Company has evaluated SFAS 166 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165. SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated SFAS 165 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FASB Staff Position or FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” or FSP SFAS No. 157-4. FSP SFAS No. 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. The Company has evaluated FSP SFAS No. 157-4 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” or  FSP SFAS No. 115-2 and SFAS No. 124-2.” FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated FSP SFAS No. 115-2 and SFAS No. 124-2 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board or APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP SFAS No. 107-1 and APB No. 28-1. This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company has evaluated FSP SFAS No. 107-1 and APB No. 28-1 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2009, the FASB issued FASB FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” or FSP SFAS 141(R)-1. FSP SFAS 141(R)-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company has not had any business combinations on or after December 15, 2008.

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

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has evaluated EITF 08-7 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In October, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” or FSP 157-3. FSP 157-3 clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FAS Statement No. 154, “Accounting Changes and Error Corrections” or FAS 154. However, the disclosure provisions in FAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company has evaluated FSP 157-3 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of June 30, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds included in Cash and Cash Equivalents	$41,298	$41,298	$—	$—

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net, consists of the following (in thousands):

	June 30, 2009	September 30, 2008
Accounts receivable, net:
Accounts receivable	$10,635	$25,502
Less: allowance for doubtful accounts	(545)	(629)
	$10,090	$24,873

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2009	September 30, 2008
Prepaid expenses and other current assets:
Prepaid commissions and royalties	$492	$2,171
Deferred tax assets	1,836	3,102
Other prepaid expenses and current assets	1,766	2,895
	$4,094	$8,168

Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2009	September 30, 2008
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,517	$4,744
Purchased internal-use software (useful lives of 3 years)	3,379	3,323
Furniture and equipment (useful lives of 3 to 7 years)	741	749
Leasehold improvements (shorter of 7 years or the term of the lease)	2,753	2,811
	11,390	11,627
Accumulated depreciation and amortization	(9,255)	(8,462)
	$2,135	$3,165

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible assets, net

Intangible assets, net, consist of the following (in thousands):

	June 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(6,437)	$467	$6,904	$(5,765)	$1,139
Customer list and trade-names	2,731	(2,592)	139	2,731	(2,356)	375
	$9,635	$(9,029)	$606	$9,635	$(8,121)	$1,514

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows:  Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million and $0.9 million for each of the three and nine month periods ended June 30, 2009 and 2008, respectively. The Company expects amortization expense on acquired intangible assets to be $0.3 million for the remainder of fiscal year 2009 and $0.3 million for the first quarter of fiscal year 2010.

Other assets

Other assets consist of the following (in thousands):

	June 30, 2009	September 30, 2008
Other assets:
Long-term restricted cash	$87	$89
Long-term account receivable	930	—
Other assets	1,598	1,918
	$2,615	$2,007

The long-term account receivable balance represents a receivable from a single customer related to a multiple year maintenance renewal that occurred during the quarter ended March 31, 2009. This amount represents a payment which is due in the quarter ending March 31, 2011. All revenue associated with this receivable has been deferred and will be recognized as revenue over the term of the services performed. As of June 30, 2009, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	September 30, 2008
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$2,937	$5,088
Accrued restructuring expenses, current portion (Note 5)	407	538
Accrued third party consulting fees	715	1,264
Accrued income, sales and other taxes	1,036	1,678
Other accrued liabilities	987	888
	$6,082	$9,456

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2009	September 30, 2008
Deferred revenue:
License	$6,178	$12,465
Support and maintenance	29,828	32,908
Other	818	961
	36,824	46,334
Less: current portion	(27,208)	(33,503)
Long-term deferred revenue	$9,616	$12,831

NOTE 5—RESTRUCTURING

Restructuring Costs

Through June 30, 2009, the Company approved certain restructuring plans to, among other things, reduce its workforce, terminate contracts and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities, and (iii) contract termination costs. The Company accounted for each of these costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS 146 or previous guidance under Emerging Issues Task Force 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, or EITF 94-3.

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

•	Termination Costs—These costs represent contract termination costs related to the restructuring plan.

As of June 30, 2009, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total
Excess facilities	$407	$225	$632
Total	$407	$225	$632

As of June 30, 2009 and September 30, 2008, $0.4 million and $0.5 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets. The allocation between current portion and long-term portion is based on the current lease agreements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2009, all severance and termination benefits and contract termination costs have been paid.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2009 (three months remaining)	$103
2010	409
2011	120
Total	$632

Included in the net future minimum lease payments schedule above is an offset of $0.5 million of contractually committed sublease rental income.

Fiscal Year 2009 Restructuring

In October 2008, the Company initiated a restructuring plan, the 2009 Restructuring, intended to align its resources and cost structure with expected future revenues. The 2009 Restructuring plan included reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2009 Restructuring plan included a reduction of approximately 13% of the Company’s permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of June 30, 2009, all payments have been made.

	Severance and Benefits	Contract Termination Costs	Total
Provision	$758	$130	$888
Cash paid	(758)	(130)	(888)
Reserve balance as of June 30, 2009	$—	$—	$—

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2008	$123
Provision adjustment	(104)
Non-cash	(19)
Cash paid	—
Reserve balance as of June 30, 2009	$—

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

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2008	$943
Non-cash	—
Cash paid	(311)
Reserve balance as of June 30, 2009	$632

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(22)	$759	$(6,227)	$(195)

Other comprehensive income :
Foreign currency translation gain (loss)	3,202	(44)	(1,111)	668
Net change in unrealized gain from investments	—	5	—	2
Comprehensive income (loss)	$3,180	$720	$(7,338)	$475

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—BORROWINGS

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

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of June 30, 2009, the Company had utilized $0.1 million of the standby commercial letters of credit limit which serves as collateral for a leased facility. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of June 30, 2009, the Company had not entered into any foreign exchange forward contracts. Pursuant to the March 2006 amended agreement, the Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of June 30, 2009, there were no outstanding balances on the revolving line of credit.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2013. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of June 30, 2009 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2009 (remaining three months)	$879	$(73)	$806
2010	3,531	(294)	3,237
2011	2,976	(86)	2,890
2012	2,195	—	2,195
2013	2,031	—	2,031
Thereafter	351	—	351
Total minimum payments	$11,963	$(453)	$11,510

Operating lease payments in the table above include approximately $1.1 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of June 30, 2009, the Company has $0.5 million in sublease income contractually committed for future periods relating to this facility. See Note 5 for further discussions.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table above includes our lease commitment for this facility.

Asset Retirement Obligations

As required by SFAS No.143 “Accounting for Asset Retirement Obligations”,  or SFAS 143, and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, or FIN 47, the Company recorded an Asset Retirement Obligation (ARO) of approximately $0.3 million and a corresponding increase in leasehold improvements in the fiscal year 2007. SFAS 143 and FIN 47 requires the recognition of a liability for the fair value of a legally required conditional ARO when incurred, if the liability’s fair value can be reasonability estimated. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

The Company’s AROs are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 30, 2009, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

ARO payments as of June 30, 2009 are included in Other liabilities - non-current and are estimated as follows (in thousands):

Estimated Payments
Fiscal year ended September 30:
2009 (remaining three months)	$—
2010	—
2011	142
2012	175
Total	$317

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, and in January 2009, the Company and Ness extended the Ness agreement through December 31, 2011. Pursuant to the Ness agreement, Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services, product development services and certain other identified technical and consulting services (collectively, the “Services”). Under the terms of the Ness agreement, the Company pays for services rendered on a monthly fee basis, including approved out-of-pocket expenses. If the Company terminates the Ness agreement for convenience prior to December 31, 2009, it may be required to pay a termination fee no greater than $0.5 million. The Company also had guaranteed certain equipment lease obligations of Ness for equipment acquired by Ness to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company was obligated under the agreement to reimburse Ness. Ness entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company had an outstanding standby letter of credit to guarantee Ness’ financial commitments under the lease. During the quarter ended June 30, 2009, the lease expired and the Company has no longer an obligation to reimburse Ness.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indemnification

As permitted under Delaware law, the Company enters into indemnification agreements pursuant to which the Company is obligated to indemnify certain of its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The Company’s Bylaws similarly provide for indemnification of its officers, directors and employees under certain circumstances to the maximum extent permitted under Delaware law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and arrangements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements and arrangements is minimal. Accordingly, the Company has no liabilities recorded for these agreements or arrangements as of June 30, 2009.

The Company enters into standard agreements with indemnification provisions in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s customers or business partners, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. The Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

The Company may, at its discretion and in the ordinary course of business, enter into arrangements with our business partners whereby the business partners agree to provide services as subcontractors for the Company’s implementations. Accordingly, the Company enters into standard agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of June 30, 2009.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would account for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value of these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of June 30, 2009.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—LITIGATION

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

On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Lawsuits had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of a tentative settlement, ordered that Notice of the settlement be published and mailed, and set a Final Fairness Hearing for September 10, 2009. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and  the Company's pro rata share of the settlement fund will be fully funded by insurance. This action may divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business, results of operations, financial condition or cash flows.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of our officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that the Company’s Marketing Director (“CMD”) software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights that had been owned by Netbula LLC and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement included (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, and (e) unauthorized distribution of PowerRPC for server based products. The plaintiff sought monetary damages, disgorgement of profits, and injunctive relief according to proof. On February 5, 2008, the Company and its officers and employees filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. On July 23, 2008, the Court issued an order that (1) denied Plaintiff's motion to disqualify counsel; (2) granted one employee’s motion to dismiss for lack of personal jurisdiction, with prejudice, and (3) granted the Company’s motion to dismiss, ruling that Plaintiff’s company, Netbula LLC, is the real party in interest and must appear through counsel. The Court ruled that Netbula LLC could file an amended complaint within 45 days and join Mr. Yue as an individual Plaintiff at that time.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

           On September 20, 2008, the parties filed a stipulation allowing Plaintiffs to file a Second Amended Complaint asserting the two causes of action for copyright infringement and vicarious copyright infringement, but not including the unfair competition and accession and confusion claims. The Second Amended Complaint sought monetary damages, disgorgement of profits, and injunctive relief according to proof.  On November 10, 2008, the Company answered the complaint and asserted various affirmative defenses, including that the Plaintiffs’ claims are barred by the existence of an express or implied license from the Plaintiffs. On March 2, 2009, the Company filed a motion for summary judgment based on this defense. On July 9, 2009, the Court found triable issues about whether Chordiant held a license and accordingly denied the Company’s motion for summary judgment.

On November 10, 2008, the individual defendants filed a motion to dismiss on grounds that the Plaintiffs failed to state a claim as to them.  On March 20, 2009, the Court granted the motion to dismiss with leave for Plaintiffs to amend their complaint.  Plaintiffs filed a Third Amended Complaint on April 6, 2009, and the company and individual defendants answered on April 23, 2009.

On May 29, 2009, as stipulated by the parties, the Court allowed Plaintiffs to file a Fourth Amended Complaint to include allegations about the Company’s use in CMD of an additional Netbula product, an implementation of ONC RPC for Java. Plaintiffs filed the Fourth Amended Complaint on May 29, 2009, and the Company and the individual defendants answered on June 15, 2009.

Also in its May 29, 2009 order, the Court allowed discovery to proceed, scheduled a pretrial conference for September 28, 2009, set the close of discovery for October 30, 2009, and set the deadline for dispositive motions for December 14, 2010.  No trial date has been set.

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

NOTE 10—INCOME TAXES

Effective October 1, 2007, the Company adopted which FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including the resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment to retained earnings related to the adoption of FIN 48.  At the adoption date of October 1, 2007, the Company had $0.8 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.2 million of which would affect the Company’s effective tax rate if recognized. From October 1, 2008 through June 30, 2009, unrecognized tax benefits increased by $0.3 million due to additional accrued interest and penalties and uncertain tax return positions filed during the period. As of June 30, 2009, the Company had gross unrecognized tax benefits of $1.3 million.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of June 30, 2009.

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

At June 30, 2009, the Company has $72.1 million in gross deferred tax assets (DTAs) attributable principally to net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, the Company maintained a 100% valuation allowance on DTAs because it previously was unable to conclude that it is more-likely-than-not as of June 30, 2009 that it will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of the Company’s intellectual property into the U.S., current projections of disaggregated future taxable income has enabled the Company to conclude that it is more-likely-than-not that it will have future taxable income sufficient to realize $6.3 million of tax benefits from its deferred tax assets, which consist of that portion of net deferred tax assets attributable to NOLs residing in the United Kingdom. The Company released (eliminated) the valuation allowance on its DTAs related to the United Kingdom, of which $9.5 million was recognized in the period ended September 30, 2008 as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning October 1, 2008 and through future periods, the Company expects to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

At June 30, 2009, the Company’s provision for income taxes was $3.9 million for the nine month period then ended. Of this total, $2.5 million was related to a non-cash deferred tax expense for the recognition of taxable income in the United Kingdom. The Company also had unrecoverable withholding taxes related to sales transactions that occurred in Turkey, Poland, Spain, Egypt, Portugal and India. The remainder of the Company’s provision is attributable to taxes on earnings from the Company’s foreign subsidiaries.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to U.S. generated deferred tax assets, the Company recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. The Company’s estimate of future taxable income considers available positive and negative evidence regarding current and future operations, including projections of income in various states and foreign jurisdictions. The Company believes the estimate of future taxable income is reasonable; however, it is inherently uncertain, and if future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or the ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2009 and September 30, 2008, the balance of deferred tax valuation allowance was approximately $65.9 million.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. The Company has analyzed its historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from its deferred tax balances as a result of an IRC 382 limitation. The Company has not had an ownership change since May 2008 that would further limit Chordiant’s utilization of NOL and tax credits available.

    On September 30, 2008, approximately $35.5 million of additional net operating loss and capital allowance carryforwards were generated in the United Kingdom, none of which will expire. The Company had U.S. net operating loss carryforwards for federal and state income tax purposes of approximately $138.8 million and $24.9 million, respectively. The Company has approximately $33.4 million of pre-acquisition net operating losses related to Prime Response. Of the total $33.4 million of pre-acquisition net operating losses generated, approximately $19.6 million of pre-acquisition net operating losses expired unutilized as a result of an IRC Section 382 study. If ever realized, the remaining $13.8 million of pre-acquisition net operating loss carryforwards will reduce goodwill and intangibles recorded at the date of acquisition before

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reducing the tax provision. Approximately $4.1 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and expire in fiscal years 2011 through 2028 and 2012 through 2028, respectively. On September 30, 2008, there were approximately $1.5 million of federal research and development credits that expire in 2025 through 2028. In addition, there are alternative minimum tax credits of approximately $0.1 million that do not expire. On September 30, 2008, there were also state credits of approximately $3.7 million of which $3.6 million do not expire.

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

NOTE 11—STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

2005 Equity Incentive Plan

As of June 30, 2009, there were approximately 2.7 million shares available for future grant and approximately 3.9 million options and stock awards that were outstanding under the 2005 Equity Incentive Plan, or 2005 Plan. In the quarter ended December 31, 2008, the Board:

1.
amended the 2005 Plan to increase the number of shares reserved for future issuance by 0.7 million shares. This amendment was approved by the stockholders at the 2009 Annual Meeting of Stockholders’ held on January 28, 2009.

2.
granted 0.5 million RSUs, equal to an equivalent number of shares of common stock, to executive officers. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. Vested shares are subject to a two-year post-vesting holding period. In the event of certain changes in control of the Company, any unvested shares would automatically vest and vested shares subject to the holding period will be released.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. The award agreements for RSUs generally provide that vesting will be accelerated in certain events related to changes in control of the Company. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria. As of June 30, 2009, management believes achieving the two year performance criteria is unlikely.

In the quarter ended March 31, 2009, the Company granted 0.1 million RSUs, equal to an equivalent number of shares of common stock, to non-executive management team members. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. Vested shares are subject to a two-year post-vesting holding period. In the event of certain changes in control of the Company, any unvested shares would automatically vest and vested shares subject to the holding period will be released.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the quarter ended June 30, 2009, the Company granted 0.1 million RSUs, equal to an equivalent number of shares of common stock, to a new management team member. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. Vested shares are subject to a two-year post-vesting holding period. In the event of certain changes in control of the Company, any unvested shares would automatically vest and vested shares subject to the holding period will be released.

2000 Nonstatutory Equity Incentive Plan

As of June 30, 2009, there were approximately 0.3 million options outstanding under the 2000 Nonstatutory Equity Incentive Plan.

1999 Non-Employee Directors’ Option Plan

As of June 30, 2009, there were approximately 0.1 million shares of common stock are available for future grant and 0.2 million options and stock awards that are outstanding under the 1999 Non-Employee Directors’ Option Plan or Directors’ Plan. On November 19, 2008, the Board amended the Directors’ Plan, which amendment did not require stockholder approval, such that the maximum number of shares of restricted stock that a Board member may receive in connection with the annual grant of restricted stock under the Directors’ Plan is limited to 15,000 shares. The Company granted Board members restricted stock awards on January 28, 2009.

Shareholder Rights Plan

           On July 7, 2008, the Board of Directors adopted the Shareholder Rights Plan. See Note 12 to the 2008 Form 10-K filed with the SEC for more detailed information. In conjunction with the Shareholder Rights Plan, the Company proposed a non-binding resolution in the 2009 Annual Meeting of Stockholders to approve the Shareholder Rights Plan. On January 28, 2009, at the Annual Meeting of Stockholders, the stockholders did not approve the non-binding resolution approving the Shareholder Rights Plan. The Board is considering the stockholders action at the 2009 Annual Meeting.

Stock Option Activity

The following table summarizes stock option activity under our stock option plans (in thousands, except per share data):

	Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 6/30/2009 of $3.63
Balance at September 30, 2008	3,662	$8.19
Granted	949	2.90
Options exercised	(23)	1.91
Options cancelled/forfeited	(793)	8.27
Balance at June 30, 2009	3,795	$6.89	6.38	$1,042
Vested and expected to vest at June 30, 2009	3,346	$6.89	6.23	$914
Exercisable at June 30, 2009	2,271	$7.43	5.90	$384

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009 (in thousands, except exercise prices and contractual life data):

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/30/2009 of $3.63	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/30/2009 of $3.63
$0.35 – 2.32	694	4.21	$2.30	$926	219	$2.25	$302
2.50 – 4.75	546	6.61	3.98	116	324	3.81	82
4.90 – 7.50	418	6.68	6.29	—	303	6.48	—
7.53 – 8.15	521	6.36	7.89	—	436	7.90	—
8.25 – 8.28	570	7.31	8.25	—	372	8.25	—
8.35 – 9.25	638	7.93	9.13	—	308	9.05	—
9.26 – 45.00	408	5.81	12.54	—	309	12.53	—
$0.35 – 45.00	3,795	6.38	$6.89	$1,042	2,271	$7.43	$384

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.63 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine months ended June 30, 2009 was less than $0.1 million for both periods and less than $0.1 million and $0.7 million for the three and nine months ended June 30, 2008, respectively. As of June 30, 2008, total unrecognized compensation costs related to non-vested stock options was $5.7 million, which was expected to be recognized as expense over a weighted-average period of approximately 2.6 years. As of June 30, 2009, total unrecognized compensation costs related to non-vested stock options was $4.2 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

Stock Award Activity

Non-vested stock awards are comprised of restricted stock awards and restricted stock units. The following table summarizes the stock awards activity (in thousands, except per share data):

Non-vested Stock Awards	RSAs	RSUs	Total Number of Shares Underlying Awards	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2008	71	0	71	$8.44
Awarded	90	638	728	2.46
Vested/Released	(71)	—	(71)	8.44
Forfeited	—	(50)	(50)	2.32
Non-vested balance at June 30, 2009	90	588	678	$2.48

On January 28, 2009, the Company’s Board members (excluding the CEO) were granted 90,000 RSAs for their annual service award under the Directors’ Plan. The aggregate intrinsic value of unvested RSAs based upon the Company’s closing price of $3.63 as of June 30, 2009 was $0.3 million. As of June 30, 2009, total unrecognized compensation costs related to unvested RSAs was $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 0.6 year.

On February 1, 2008, the Company’s Board members (excluding the CEO) were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The Company had 0.1 million unvested RSAs as of June 30, 2008. The total fair value of the unvested RSAs at grant date was $0.6 million. The aggregate intrinsic value of the unvested RSAs at June 30, 2008 was $0.4 million. During the three and nine months ended June 30, 2008, zero shares vested related to the RSAs. The weighted average fair value at grant date of the unvested RSAs was $8.44 per share as of June 30, 2008. As of June 30, 2008, total unrecognized compensation costs related to unvested RSAs was $0.4 million which was expected to be recognized as expense over a weighted average period of approximately 0.6 year.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted stock units granted by the Company are equal to an equivalent number of shares of the Company’s common stock. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. The aggregate intrinsic value of RSUs based upon the Company’s closing price of $3.63 as of June 30, 2009 was $2.1 million. As of June 30, 2009, total unrecognized compensation costs related to unvested RSUs was $1.3 million which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. These RSUs are excluded from the table above. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has estimated that zero out of a maximum of 0.2 million of unvested RSUs with an average fair value of $13.99 per unit will be awarded at the end of the measurement period. During the nine months ended June 30, 2009, zero stock compensation expense related to the performance-based RSUs has been recognized. During the nine months ended June 30, 2008, $0.4 million of stock compensation expense was recorded but was subsequently reversed as the likelihood of achieving the two year performance criteria was unlikely. If the maximum target of RSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $2.3 million which would be expected to be recognized as expense over a weighted average period of approximately 3 months.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options, RSAs, and RSUs based on estimated fair values. The following table summarizes stock-based compensation expense related to stock options, RSAs, and RSUs for the three and nine months ended June 30, 2009 and 2008, respectively, which was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Stock-based compensation expense:
Cost of revenues, service	$146	$148	$425	$411
Sales and marketing	218	240	692	711
Research and development	105	183	333	527
General and administrative	431	787	1,356	1,867
Total stock-based compensation expense	$900	$1,358	$2,806	$3,516

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $1.93 and $2.16 per share, respectively, and for the nine months ended June 30, 2009 and 2008 was $1.23 and $4.12, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Expected lives in years	4.2	3.4	2.9	3.5
Risk free interest rates	2.0%	2.6%	1.6%	3.2%
Volatility	67%	55%	62%	59%
Dividend yield	0%	0%	0%	0%

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility rate is based on the historical volatility of our stock price.

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and nine months ended June 30, 2009 and 2008 was based on our historical forfeiture experience.

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

NOTE 12—SEGMENT INFORMATION

Our chief operating decision makers review financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
License Revenue:
Enterprise solutions	$860	$5,550	$4,846	$15,635
Marketing solutions	622	2,991	3,742	4,284
Decision management solutions	6,702	2,419	11,824	4,655
Total	$8,184	$10,960	$20,412	$24,574

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, PCS and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service Revenue:
Enterprise solutions	$7,407	$13,446	$25,177	$42,095
Marketing solutions	2,315	3,199	7,476	9,387
Decision management solutions	2,972	3,111	9,192	8,510
Total	$12,694	$19,756	$41,845	$59,992

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

North America	$6,874	$15,073	$22,924	$45,335
Europe	14,004	15,643	39,333	39,231
Total	$20,878	$30,716	$62,257	$84,566

Included in foreign revenue results for Europe is revenue from the United Kingdom of and $5.9 million and $16.6 million for the three and nine months ended June 30, 2009, respectively and $6.2 million and $18.2 million for the three and nine months ended June 30, 2008, respectively.

Net property and equipment information is based on the physical location of the assets. The following is a summary of net property and equipment by geographic area (in thousands):

	June 30, 2009	September 30, 2008

North America	$1,512	$2,250
Europe	623	915
Total	$2,135	$3,165

NOTE 13—STOCK REPURCHASE

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

Overview

We generate substantially all of our revenues from the insurance, healthcare, telecommunications, financial services and retail markets. Our customers typically fund purchases of our software and services out of their lines of business and information technology budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new enterprise information systems and business applications.

Our business, like other businesses, has been impacted and continues to be impacted by the global economic recession. Unprecedented market conditions include illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic recession, all of which have adversely impacted our business.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the credit markets and the global economic downturn generally adversely impacts our customers and potential customers. These economic conditions have not shown significant improvement despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers may alter their purchasing activities in response to a lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of our products and services or other sales activities that affect purchases of our products and services. If we are unable to adequately respond to changes in demand resulting from unfavorable economic conditions, our financial condition and operating results may be materially and adversely affected.

Several of our current and prior customers have recently merged with others, been forced to raise significant levels of new capital, or received funds and/or equity infusions from regulators or governmental entities. This list of companies is extensive and includes Wachovia Corporation, AIG, Halifax Bank of Scotland, Royal Bank of Scotland, Barclays, and Lloyds. The impact of these transactions on Chordiant’s near term business is uncertain. Customers who have recently reorganized, merged or face new regulations may delay or terminate their software purchasing decisions, and an acquired or merged entity may lose the ability to make such purchasing decisions, resulting in declines in our bookings, revenues and cash flows. Alternatively, merged customers may expand the use of our software across the larger entity resulting in opportunities for us to sell additional software and services.

Total revenue for the three months ended June 30, 2009 increased $2.9 million or 16% from the three months ended March 31, 2009. License revenue increased $3.9 million as we recognized revenue on fewer license transactions but at higher average prices. Service revenue decreased $1.0 million from the three months ended March 31, 2009. The decrease in service revenue was primarily composed of decreases of $1.2 million in consulting revenue and $0.2 million in expense reimbursement offset by increases of $0.1 million in training revenue and $0.3 million in support and maintenance revenue.

Software Industry Consolidation and Possible Increased Competition

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. IBM, SAP, Oracle and Sun Microsystems have made numerous acquisitions in the industry and Oracle has entered into an agreement to acquire Sun Microsystems, which transaction has been approved by Sun Microsystems’ shareholders but is subject to certain regulatory approvals. While we do not believe that the companies acquired by IBM, SAP and Oracle have been significant competitors of Chordiant in the past, these acquisitions may indicate that we may face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. As of June 30, 2009 and 2008, we had approximately $39.5 million and $89.6 million in backlog, respectively, which we define as contractual commitments made by our customers through purchase orders or contracts. Backlog is comprised of:

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

The $30.6 million decline in total backlog over the past nine month period is due to declines of approximately $16.2 million, $5.5 million and $8.9 million in the areas of software licenses, customer support contracts and professional services consulting contracts, respectively. Backlog has declined sequentially over each of the past six fiscal quarters. The declines in backlog are due to revenue on previously signed transactions being recognized at a faster pace than new transactions are being consummated. Each category of backlog has also been impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or Pounds Sterling.

The decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $12.5 million levels achieved during the past twelve months, future losses will be incurred unless operating expenses are further reduced.

With respect to the decline in the backlog of professional services consulting contracts, as some customers recently delayed or canceled projects, statements of work for professional services either expired unutilized or were canceled. For the nine months ended June 30, 2009 these items aggregated $5.0 million and were removed from backlog at the date of the expiration or cancellation. While additional significant cancelations are not contemplated, such events could cause further declines.

Backlog at March 31, 2009 included approximately $6.6 million of licenses and support balances relating to a large telecommunications customer commitment, the majority of which was recognized during the quarter ended June 30, 2009. Accordingly, the balance of backlog may continue to decline in the near term if bookings are not sufficient to offset the amounts recognized as revenue.

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

Implementation by Third Parties. Over time as our products mature and system integrators become more familiar with our products, our involvement with implementations has been reduced on some projects. If this trend continues, certain agreements with customers may transition from a contract accounting model (SOP81-1) to a more traditional revenue model whereby revenues are recorded upon delivery (SOP 97-2).

Service Revenue. Service revenue as a percentage of total revenues were 61% and 64% for the three months ended June 30, 2009 and 2008, respectively, and 67% and 71% for the nine months ended June 30, 2009 and 2008, respectively. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenue will represent between 60% and 75% of our total revenues in the future.

Revenues from International Customers versus North America Revenues. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended June 30, 2009 and 2008, international revenues were $14.0 million and $15.6, respectively, or approximately 67% and 51% of our total revenues, respectively. For the nine months ended June 30, 2009 and 2008, international revenues were $39.3 million and $39.2 million, or approximately 63% and 46% of our total revenues, respectively. We believe that international revenue may represent a larger portion of our total revenues if our expansion into emerging markets is successful.

For the three months ended June 30, 2009 and 2008, North America revenues were $6.9 million and $15.1 million, or approximately 33% and 49% of our total revenues, respectively. For the nine months ended June 30, 2009 and 2008, North America revenues were $22.9 million and $45.3 million, or approximately 37% and 54% of total revenues, respectively. The decrease for the three and nine months was primarily due to a fewer number of transactions at lower average prices. We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Gross Margins. Management focuses on license and service gross margins in evaluating our financial condition and operating performance. Gross margins on license revenues were 99% and 97% for the three months ended June 30, 2009 and 2008, respectively, and 99% and 96% for the nine months ended June 30, 2009 and 2008, respectively. The increase in margin for the three and nine months ended June 30, 2009 is primarily a function of the fixed periodic amortization costs associated with capitalized software. We fully amortized these costs in fiscal year 2008. We expect license gross margin on current products to range from 96% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenue were 61% and 56% for the three months ended June 30, 2009 and 2008, respectively and 58% and 57% for the nine months ended June 30, 2009 and 2008, respectively. We expect that gross margins on service revenue to range between 50% and 60% in the foreseeable future.

Reductions in Workforce. In October 2008, we initiated a restructuring plan, the 2009 Restructuring, intended to align our resources and cost structure with expected future revenues. The 2009 Restructuring plan included reductions in headcount and third party consultants across all functional areas in both North America and Europe. The 2009 Restructuring plan included a reduction of approximately 13% of our permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of June 30, 2009, all payments have been made.

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

Income Taxes. During the nine month period ending June 30, 2009, we recognized $2.5 million of non-cash deferred tax expense related to taxable income in the United Kingdom. It is expected that we will recognize a total of approximately $3.2 million of non-cash deferred tax expense during fiscal year 2009. We expect the deferred tax expense to be reduced in future years.

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other liabilities—non-current in our Condensed Consolidated Balance Sheets. As of June 30, 2009, the Company had $1.3 million of gross unrecognized tax benefits. As of June 30, 2009, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

Past Results may not be Indicative of Future Performance. We believe that period-to-period comparisons of our operating results should not be relied upon as indicative of future performance. Our prospects must be considered given the risks, expenses and difficulties frequently encountered by companies, including companies recently formed, in new and rapidly evolving businesses. There can be no assurance we will be successful in addressing these risks and difficulties. Moreover, we may not achieve or maintain profitability in the future.

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

When appropriate software license revenue is recognized in accordance with the AICPA’s Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements”, or collectively SOP 97-2.

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

We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that the collection of a fee is not probable, we recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $11.6 million (including long-term accounts receivable of $0.9 million) with an allowance for doubtful accounts of $0.5 million as of June 30, 2009. Our gross accounts receivable balance was $25.5 million with an allowance for doubtful accounts of $0.6 million as of September 30, 2008. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Based upon current economic conditions, the Company has reviewed accounts receivable and has recorded allowances as deemed necessary

Stock-based Compensation Expense. Upon adoption of SFAS 123(R) on October 1, 2005, we began estimating the value of employee stock awards on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock award was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the June 30, 2009 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 4% or 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model.

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

At June 30, 2009, we have $72.1 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that as of June 30, 2009 we will have future taxable income sufficient to realize $6.3 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. On September 30, 2008, we released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2008 through future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2009 and September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of FIN 48 is explained in Note 10 to the Condensed Consolidated Financial Statements.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. Recently, due to the decline of our stock price, our market capitalization, and the general economic climate we have assessed our long-lived assets and intangible assets and determined that no impairment charge was necessary. At June 30, 2009, the market capitalization of the Company exceeded the book value of the Company. In the event that the market capitalization of the Company declines further, goodwill impairment charges might be necessary in future periods.

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

The magnitude of foreign currency gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly larger or smaller than those reported in previous periods. In June 2009, a long term intercompany account from the U.S. parent to the U.K. subsidiary in the original amount of $22.9 million was settled. The settlement of this long term intercompany account resulted in a foreign currency translation gain of approximately $1.1 million which is classified as a component of accumulated other comprehensive income in the June 30, 2009 Condensed Consolidated Balance Sheet. At June 30, 2009, approximately $18.9 million of our cash and cash equivalents were held by our subsidiaries outside of the United States.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements under section “Recent Accounting Pronouncements” for detailed information regarding status of new accounting standards that are not yet effective for us.

IFRS

International Financial Reporting Standards (IFRS) is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of IFRS by U.S. issuers in 2014. Based upon the roadmap, the Company would begin IFRS filing for the year ended September 30, 2016. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our Condensed Consolidated Financial Statements, and we will continue to monitor the development of the potential implementation of IFRS.

Results of Operations

The following table sets forth, in dollars and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008

Statements of Operations Data:
Revenues:
License	$8,184	39%	$10,960	36%	$20,412	33%	$24,574	29%
Service	12,694	61	19,756	64	41,845	67	59,992	71
Total revenues	20,878	100	30,716	100	62,257	100	84,566	100
Cost of revenues:
License	99	1	304	1	301	1	920	1
Service	5,008	24	8,711	28	17,491	28	25,722	31
Amortization of intangible assets	303	1	303	1	908	1	908	1
Total cost of revenues	5,410	26	9,318	30	18,700	30	27,550	33
Gross profit	15,468	74	21,398	70	43,557	70	57,016	67
Operating expenses:
Sales and marketing	6,505	31	9,595	31	20,647	33	25,898	31
Research and development	4,438	21	6,704	22	14,540	23	19,811	23
General and administrative	2,792	14	4,665	15	10,257	17	13,687	16
Restructuring expense	—	—	—	—	784	1	—	—
Total operating expenses	13,735	66	20,964	68	46,228	74	59,396	70
Income (loss) from operations	1,733	8	434	2	(2,671)	(4)	(2,380)	(3)
Interest income, net	54	—	385	1	483	1	1,833	2
Other income (expense), net	(698)	(3)	86	—	(116)	—	571	1
Income (loss) before income taxes	1,089	5	905	3	(2,304)	(3)	24	—
Provision for income taxes	1,111	5	146	1	3,923	7	219	—
Net income (loss)	$(22)	—%	$759	2%	$(6,227)	(10)%	$(195)	—%

Comparison of the Three and Nine Months Ended June 30, 2009 and 2008 (Unaudited)

Revenues

Total revenues decreased $9.8 million, or 32%, to $20.9 million for the three months ended June 30, 2009 compared to $30.7 million for the three months ended June 30, 2008. This change was primarily from decreases of $2.8 million or 25% in license revenue and $7.0 million or 36% in service revenue. Total revenues decreased $22.3 million, or 26%, to $62.3 million for the nine months ended June 30, 2009 compared to $84.6 million for the nine months ended June 30, 2008. This change was primarily attributable to a decrease of $4.2 million or 17% of license revenue and $18.1 million or 30% in service revenue.

The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within the three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is recognized under percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the three and nine months ended June 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
License Revenue:
Enterprise solutions	$860	$5,550	$(4,690)	(85)%	$4,846	$15,635	$(10,789)	(69)%
Marketing solutions	622	2,991	(2,369)	(79)	3,742	4,284	(542)	(13)
Decision management solutions	6,702	2,419	4,283	178	11,824	4,655	7,169	154
Total license revenue	$8,184	$10,960	$(2,776)	(25)%	$20,412	$24,574	$(4,162)	(17)%

Total license revenue decreased by $2.8 million or 25% and $4.2 million or 17% from the three and nine months ended June 30, 2009, respectively, as compared to the same comparable periods in the prior year. This change in license revenue is the result of fewer sales transactions and transactions of smaller magnitude being executed in the comparative periods, primarily due to the current economic climate. Additionally, customer demand for our Decision management solutions has increased while demand for our Enterprise solutions has decreased. License revenue as a percentage of total revenues was 39% and 36% for the three months ended June 30, 2009 and 2008, respectively and 33% and 29% for the nine months ended June 30, 2009 and 2008, respectively.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within the three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Service Revenue:
Enterprise solutions	$7,407	$13,446	$(6,039)	(45)%	$25,177	$42,095	$(16,918)	(40)%
Marketing solutions	2,315	3,199	(884)	(28)	7,476	9,387	(1,911)	(20)
Decision management solutions	2,972	3,111	(139)	(5)	9,192	8,510	682	8
Total service revenue	$12,694	$19,756	$(7,062)	(36)%	$41,845	$59,992	$(18,147)	(30)%

Total service revenue decreased $7.0 million or 36% from the three months ended June 30, 2008 as compared to the three months ended June 30, 2009. This change was primarily from decreases of $4.4 million in consulting revenue, $1.5 million in support and maintenance revenue, $0.3 million in training revenue and $0.8 million in reimbursement of out-of-pocket expense revenue. Service revenue as a percentage of total revenues was 61% and 64% for the three months ended June 30, 2009 and 2008, respectively.

Total service revenue decreased $18.1 million or 30% from the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2009. This change was primarily from decreases of $10.1 million in consulting revenue, $5.3 million in support and maintenance revenue, $1.1 million in training revenue and $1.6 million in reimbursement of out-of-pocket expense revenue. Service revenue as a percentage of total revenues was 67% and 71% for the nine months ended June 30, 2009 and 2008, respectively.

The decreases in consulting revenue for the three and nine month periods are directly related to the decreases in license revenues for comparable periods since the majority of our customers use some form of our consulting services in connection with their projects. In addition, we derive more of our revenues from Decision management solutions rather than our Enterprise solutions which require less consulting services.

See the Financial Trend section for further analysis of revenue.

Cost of Revenue

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Cost of license revenue	$99	$304	$(205)	(68)%	$301	$920	$(619)	(67)%
Percentage of total revenue	1%	1%			1%	1%

The cost of license revenue decreased by $0.2 million or 68% and $0.6 million or 67% from the three and nine months ended June 30, 2008 to the three and nine months ended June 30, 2009, respectively. This change is primarily from amortization of third party technology which became fully amortized in fiscal year 2008. In addition, we reduced royalty costs associated with third party technology included in our products.

Service

Cost of service revenue consists primarily of personnel costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS support services. The following table sets forth our cost of service revenue for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Cost of service revenue	$5,008	$8,711	$(3,703)	(43)%	$17,491	$25,722	$(8,231)	(32)%
Percentage of total revenue	24%	28%			28%	31%

Cost of service revenue decreased by $3.7 million or 43% from the three months ended June 30, 2008 to the three months ended June 30, 2009. This change is primarily from decreases of $0.8 million in employee related costs, $2.0 million in consultant costs, $0.1 million in facilities costs, and $0.8 million in travel costs. The 43% decrease in service costs is consistent with the decrease of 36% in service revenue. The decrease in employee related costs is primarily from a 9% reduction in average headcount. See Note 5- Restructuring to the Condensed Consolidated Financial Statement for more details regarding reduction in headcount.

Cost of service revenue decreased by $8.2 million or 32% from the nine months ended June 30, 2008 to the nine months ended June 30, 2009. This change is primarily from decreases of $1.8 million in employee related costs, $0.1 in recruiting costs, $4.2 million in consultant costs, $0.4 million in facilities cost, and $1.9 million in travel costs, offset by increase of $0.2 million in miscellaneous costs. The 32% decrease in service costs is consistent with the decrease of 30% in service revenue. The decrease in employee related costs is primarily from a 7% reduction in average headcount. See Note 5- Restructuring to the Condensed Consolidated Financial Statement for more details regarding reduction in headcount. The decrease in travel costs is attributable primarily to decrease in travel by our employees.

Gross Margin

See the Financial Trend section for our analysis of gross margins.

Amortization of Intangible Assets

Amortization of intangible assets cost consists primarily of the amortization of amounts paid for developed technologies, customer lists, and tradenames resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Amortization of intangible assets	$303	$303	$—	—%	$908	$908	$—	—%
Percentage of total revenue	1%	1%			1%	1%

We expect amortization expense for intangible assets to be $0.3 million for the remaining quarter of fiscal year 2009 and $0.3 million for the first quarter of fiscal year 2010 at which time the balances will be fully amortized.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee compensation and benefits, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Sales and marketing expense	$6,505	$9,595	$(3,090)	(32)%	$20,647	$25,898	$(5,251)	(20)%
Percentage of total revenue	31%	31%			33%	31%

Sales and marketing costs decreased by $3.1 million or 32% from the three months ended June 30, 2008 to the three months ended June 30, 2009. This change is primarily from decreases of $1.6 million in employee related costs, $0.2 million in recruiting costs, $0.4 million in consultant costs, $0.4 million in sales and marketing programs, $0.1 million in facilities cost, and $0.4 million in travel costs. The decrease in employee related costs is primarily from a 10% reduction in average headcount.

Sales and marketing costs decreased by $5.3 million or 20% from the nine months ended June 30, 2008 to the nine months ended June 30, 2009. This change is primarily from decreases of $3.2 million in employee related costs, $0.4 million in recruiting costs, $0.8 million in sales and marketing programs, $0.4 million in facilities costs, and $0.6 million in travel costs, offset by an increase of $0.1 million in consultant costs. The decrease in employee related costs is primarily from a 6% reduction in average headcount.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Research and development expense	$4,438	$6,704	$(2,266)	(34)%	$14,540	$19,811	$(5,271)	(27)%
Percentage of total revenue	21%	22%			23%	23%

Research and development costs decreased by $2.3 million or 34% from the three months ended June 30, 2008 to the three months ended June 30, 2009. This change is primarily from decreases of $1.3 million in employee related costs, $0.7 million in consultant costs, $0.2 million in facilities costs, and $0.1 million in travel costs. The decrease in employee related costs is primarily from a 24% reduction in average headcount.

Research and development costs decreased by $5.3 million or 27% from the nine months ended June 30, 2008 to the nine months ended June 30, 2009. This change is primarily from decreases of $2.9 million in employee related costs, $0.1 million in recruiting costs, $1.5 million in consultant costs, $0.4 million in facilities costs, $0.3 million in travel costs and less than $0.1 million in professional services. The decrease in employee related costs is primarily from a 25% reduction in average headcount. The decrease in consultant costs is partially due to a reduction in the rates being paid to Ness, our offshore service provider.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
General and administrative expense	$2,792	$4,665	$(1,873)	(40)%	$10,257	$13,687	$(3,430)	(25)%
Percentage of total revenue	14%	15%			17%	16%

General and administrative costs decreased by $1.9 million or 40% from the three months ended June 30, 2008 to the three months ended June 30, 2009. This change is primarily from decreases of $1.2 million in employee related costs, $0.1 million in recruiting costs, $0.1 million in consultant costs, $0.1 million in travel costs, $0.1 million in travel costs, $0.4 million in professional services and $0.1 million in bad debt expense, offset by an increase of $0.2 million in facilities costs. The decrease in employee related costs is primarily from a 26% reduction in average headcount.

General and administrative expense decreased by $3.4 million or 25% from the nine months ended June 30, 2008 to the nine months ended June 30, 2009. This change is primarily from decreases of $2.5 million in employee related costs, $0.2 million in recruiting costs, $0.2 million in consulting costs, $0.3 million in travel costs, and $0.7 million in professional services , offset by an increase of $0.5 million in facilities cost. The decrease in employee related costs is primarily from a 26% reduction in average headcount. The decrease in professional services is primarily from a decrease in the use of legal services associated with the derivative lawsuit which was recently settled.

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

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of June 30, 2009, all payments have been made.

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

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Cost of revenues – service	$146	$148	$425	$411
Operating expenses:
Sales and marketing	218	240	692	711
Research and development	105	183	333	527
General and administrative	431	787	1,356	1,867
Total operating expenses	754	1,210	2,381	3,105
Total stock-based compensation expense	$900	$1,358	$2,806	$3,516

For the three months ended June 30, 2009, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $0.9 million that is primarily related to $0.7 million associated with employee stock options, $0.1 million associated with RSAs and $0.1 million associated with RSUs. For the three months ended June 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.4 million that is primarily related to $1.0 million associated with employee stock options, $0.2 million associated with RSAs and $0.2 million associated with RSUs.

For the nine months ended June 30, 2009, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $2.8 million that is primarily related to $2.2 million associated with employee stock options, $0.3 million associated with RSAs and $0.3 million associated with RSUs. For the nine months ended June 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.5 million that is primarily related to $2.9 million associated with employee stock options, $0.2 million associated with RSAS, and $0.4 million associated with RSUs.

Interest Income, Net

Interest income , net, consists primarily of interest income generated from our cash, cash equivalents, and marketable securities offset by interest expense incurred in connection imputed under SFAS 146 restructuring accruals. The following table sets forth our interest income, net for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Interest income, net	$54	$385	$(331)	(86)%	$483	$1,833	$(1,350)	(74)%
Percentage of total revenue	—%	1%			1%	2%

Interest income, net decreased by 86% and 74% from the three and nine months ended June 30, 2008 to the three and nine months ended June 30, 2009, respectively. This change is primarily due to higher cash balances and marketable securities in the same period of the prior year. In addition, we earned less interest income due to lower interest rates.

Other Income (Expense), Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign currency denominated subsidiaries. The following table sets forth our other income (expense), net for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Other income (expense), net	$(698)	$86	$(784)	(912)%	$(116)	$571	$(687)	(120)%
Percentage of total revenue	(3)%	—%			—%	1%

Other income (expense), net decreased by 912% from the three months ended June 30, 2008 to the three months ended June 30, 2009. Other income (expense), net decreased by 120% from the nine months ended June 30, 2008 to the nine months ended June 30, 2009. The decrease is primarily due to changes in foreign exchange rates associated with the Pound Sterling and Euro.

Provision for Income Taxes

These provisions for income taxes are primarily attributable to taxes on earnings from our foreign subsidiaries, certain foreign withholding taxes, and non-cash deferred tax expense on earnings of our UK subsidiaries. The following table sets forth our provision for income taxes for the three and nine months ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	2008	Change	%	2009	2008	Change	%
Provision for income taxes	$1,111	$146	$965	661%	$3,923	$219	$3,704	1,691%
Percentage of total revenue	5%	1%			7%	—%

Our provision for income taxes was $3.9 million and $0.2 million for the nine months ended June 30, 2009 and 2008, respectively. The $3.7 million increase in income taxes is primarily due to an increase in taxable income of our UK subsidiaries which led to a non-cash tax expense of approximately $2.5 million and an increase of $0.9 million in unrecoverable withholding tax payments related to sales transactions that occurred in Turkey, Poland, Spain, Egypt, Portugal and India compared to nine months ended June 30, 2008. The remainder of our provision is primarily attributable to taxes on earnings from our foreign subsidiaries.

At June 30, 2009, we have $72.1 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that as of June 30, 2009 we will have future taxable income sufficient to realize $6.3 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. On September 30, 2008, we released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2008 through future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At June 30, 2009 and September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

Liquidity and Capital Resources

Prior to fiscal year 2007, we had not been profitable and we periodically generated cash through the issuance of our common stock. In fiscal year 2008, we repurchased and retired $18.6 million of our common stock. For nine months ended June 30, 2009, we generated cash from operating and financing activities but used cash for investing activities. It is anticipated that that our current cash balances are adequate to fund operations for the next twelve months, however in the event we are not profitable, we would anticipate a decrease in cash and cash equivalents in the near term.

From September 30, 2008 to June 30, 2009 our current net accounts receivable balances have declined from $24.9 million to $10.1 million, accordingly, in the near term, significantly lower levels of cash will be derived from the collection of amounts currently due to the Company. Additionally, during the three months ended June 30, 2009 we billed and collected the final series of payments associated with a large telecommunications customer commitment that was entered into in December of 2007. Due to these circumstances, maintaining our cash balances at their current levels will be highly dependent upon our ability to enter into new license and service agreements with customers and the payment terms associated with these agreements. Historically we have been able to negotiate payment terms that were favorable to the Company. In the current economic environment we may not be as successful in negotiating payments terms that are as favorable as in the past. If bookings do not meet our expectations, or we are not able to negotiate favorable payment terms, we would anticipate a decrease in cash and cash equivalents in the near term.

Operating Activities

Cash provided by operating activities was $3.0 million during the nine months ended June 30, 2009, which consisted primarily of our net loss of $6.2 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, provision for doubtful accounts and non-cash provision for income tax) aggregating approximately $7.8 million and the net cash inflow effect from changes in assets and liabilities of approximately $1.4 million. This net cash inflow was primarily related to the collection of accounts receivable of $13.5 million and changes in prepaid expenses and other current assets of $2.5 million offset by changes in deferred revenue of $7.0 million, accrued expenses, other liabilities - non-current, and restructuring of $3.0 million, accounts payable of $3.9 million, and other assets of $0.7 million.

Cash used for operating activities was $8.0 million during the nine months ended June 30, 2008, which consisted primarily of our net loss of $0.2 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, provision for doubtful accounts and other non-cash charges) aggregating approximately $6.7 million and the net cash outflow effect from changes in assets and liabilities of approximately $14.5 million. This net cash outflow was primarily related to changes in deferred revenue of $16.6 million, accrued expenses , other liabilities -  non-current, and restructuring of $2.6 million, prepaid expenses and other current assets of $1.3 million and accounts payable of $0.3 million offset by changes in accounts receivable of $6.1 million and other assets of $0.3 million.

Investing Activities

Cash used by investing activities was $0.4 million during the nine months ended June 30, 2009. This cash used was primarily for the purchase of $0.3 million of property and equipment and the capitalization of $0.1 million of software development costs associated with the porting of existing products to a new platform.

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

Financing Activities

Cash provided by financing activities was less than $0.1 million during the nine months ended June 30, 2009. This cash provided was from stock option exercises.

Cash used by financing activities was $18.0 million during the nine months ended June 30, 2008. This use of cash was primarily related to the repurchase of $18.6 million of common stock under our stock repurchase program offset by proceeds from stock option exercises of $0.6 million.

Revolving Line of Credit

See Note 7 to the Condensed Consolidated Financial Statements for detailed information regarding our revolving line of credit.

Contractual Obligations

Ness
We entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, and in January 2009, we extended the Ness agreement through December 31, 2011. Pursuant to the Ness agreement, Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services, product development services and certain other identified technical and consulting services (collectively, the “Services”). Under the terms of the Ness agreement, we pay for services rendered on a monthly fee basis, including approved out of-pocket expenses. If we terminate the Ness agreement for convenience prior to December 31, 2009, we may be required to pay a termination fee no greater than $0.5 million. We also had guaranteed certain equipment lease obligations of Ness for equipment acquired by Ness to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we were obligated under the agreement to reimburse Ness. Ness entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we had an outstanding standby letter of credit to guarantee Ness’ financial commitments under the lease. During the quarter ended June 30, 2009, the lease expired and we no longer have an obligation to reimburse Ness.

Leases

Operating lease obligations in the table below include approximately $1.1 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of June 30, 2009, the Company had $0.5 million in sublease income contractually committed for future periods relating to this facility. See Notes 5 and 8 to the Condensed Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table below includes this lease commitment.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 30, 2009, we estimate that approximately $0.3 million will be required to fulfill these obligations.

We have no material commitments for capital expenditures and do not anticipate capital expenditures to exceed historic levels.

The following table presents certain payments due under contractual obligations as of June 30, 2009 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2009	Due in 2010-2011	Due in 2012-2013	Thereafter
Operating lease obligations	$11,963	$879	$6,507	$4,226	$351
Asset retirement obligations	317	—	142	175	—
Total	$12,280	$879	$6,649	$4,401	$351

Effective October 1, 2007, the Company adopted FIN No. 48 and reclassified $0.2 million of gross unrecognized tax benefits to Other liabilities—non-current in our Condensed Consolidated Balance Sheets. As of June 30, 2009, the Company had $1.3 million of gross unrecognized tax benefits. As of June 30, 2009, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

We believe that the effects of our strategic actions implemented to improve revenue as well as to control costs will be adequate to reduce the near term level of cash used by operations, which, when considered with existing cash balances, will be sufficient to meet our working capital and operating resource expenditure requirements for the near term. If the global economy weakens further, additional declines in cash balances could occur.

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

Indemnification

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our indemnifications.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to money market accounts, and short-term certificates of deposit. We currently invest our excess cash in money market accounts and certificates-of-deposit with maturities of less than three months. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell our fixed rate securities which have declined in market value due to changes in interest rates. As of June 30, 2009, the Company held no fixed rate securities.

To provide a meaningful assessment of the interest rate risk associated with the Company’s total restricted cash of less than $0.1 million as of September 30, 2008, we performed a sensitivity analysis to determine the hypothetical impact of a decrease in interest rate of 100 basis points. Assuming consistent investment levels as of September 30, 2008 and an average interest rate of 2%, a decrease in 100 basis points would decrease the fair value of restricted cash by less than $0.1 million. At June 30, 2009, the Company did not hold any investments that the Company deemed to have a material interest rate risk.

Foreign Currency Risk. International revenues accounted for approximately 67% and 63% of total revenues for three and nine months ended June 30, 2009. International revenues accounted for approximately 48% of total revenues for the year ended September 30, 2008. The Company’s international operations increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. The Condensed Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. We do not hedge our exposure to foreign currency fluctuations.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the nine months ended June 30, 2009 and for the fiscal year ended September 30, 2008, we recorded net foreign currency transaction loss of $0.1 million and gain of $0.3 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a description of our legal proceedings.

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

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors may include:

•	Additional deterioration and changes in domestic and foreign markets and economies, including those impacted by the turmoil in the financial services, mortgage and credit markets;

•	Our ability to close new license transactions;

•	Size and timing of individual license transactions;

•	Delay, deferral or termination of customer implementations of our products;

•	Lengthening of our sales cycle;

•	Efficiently utilizing our global services organization, direct sales force and indirect distribution channels;

•	Our ability to develop and market new products;

•	Timing of new product introductions and product enhancements;

•	Appropriate mix of products licensed and services sold;

•	Activities of and acquisitions by competitors;

•	Product and price competition; and

•	Our ability to control our costs.

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

*Our backlog has declined for several consecutive quarters, which will adversely affect revenues and could result in losses in future periods, and our known backlog of business may not result in revenue.

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

Backlog has declined sequentially over each of the past six fiscal quarters due to lower than expected bookings. The decline in backlog is primarily due to revenue on previously signed transactions being recognized at a faster pace than new transactions are being consummated. Each category of backlog has also been unfavorably impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or Pounds Sterling.

The decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods, and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $12.5 million levels achieved during the past twelve months, future losses would be incurred unless operating expenses are reduced.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period or at all. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog. The risk that customers will reduce the scope of, delay or terminate projects, thus delaying or eliminating our ability to recognize backlog as revenue, is exacerbated in the current economic environment. During the nine months ended June 30, 2009, statements of work for professional services aggregating approximately $5.0 million were reversed from our backlog balances as the underlying projects were canceled or the statement of work contractually expired unutilized.

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

Sales of our products and services in several large markets—insurance, healthcare, telecommunications and financial services, accounted for approximately 85% and 93% of our total revenues for the quarters ended June 30, 2009 and 2008, respectively. We expect that revenues from these markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic conditions in our target markets further deteriorates, our revenues may decline. Some of our current and prospective customers, especially those in the financial services and insurance industries, have faced and may continue to face severe financial difficulties given their exposure to deteriorating financial and credit markets, as well as the mortgage and homebuilder sectors of the economy. This may cause our current and prospective customers to reduce, delay or terminate their spending on technology, which in turn would have an adverse impact on our sales and revenues.

*Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the quarter ended June 30, 2009, Vodafone Group Services Limited accounted for 28% of our total revenue. For the quarter ended June 30, 2008, Vodafone Group Services Limited and Citicorp Credit Services, Inc. accounted for 18% and 20%, respectively, of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, which may materially affect our operating results. For example, a large telecommunication customer with purchase commitments through the quarter ended June 30, 2009 may not purchase additional products or services with us. The deteriorating economic environment has resulted in failures of financial institutions and significant consolidation within the financial services industry from which we derive a significant portion of our customers and revenues. Accordingly, the risk that we could lose a significant customer is exacerbated in the current economic environment.

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

*Over the near term we plan to increase the focus of our sales staff towards Decisioning Management products and reduce the focus on Enterprise Foundation products to reflect market conditions. This change in focus may not be successful and may result in lower revenues.

Sales of Enterprise Foundation solutions generally have a much higher cost to a customer than Decisioning Management solutions. The magnitude of the professional services required to implement Enterprise Foundation projects is also much higher and often can take long periods of time to complete. Decisioning products are generally faster to implement and can produce a positive return on investment in a shorter period of time. Due to the current economic climate, our customers may focus on those projects that are smaller and faster to complete. Accordingly, our plan is to have our sales force increase marketing these types of solutions. This plan may not be successful and, as a result, revenues may not meet our expectations. Further, license and services fees associated with our Decisioning Management solutions generate smaller  sales and as a result may result in lower revenues.

*Fluctuations in the value of the U.S. dollar relative to foreign currencies could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro and the Canadian Dollar. Our international sales comprised 67 % of our total sales for the quarter ended June 30, 2009. Our international sales comprised 51% of our total sales for the quarter ended June 30, 2008. Our future operating results, as well as our cash and deferred revenue balances, will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For nine months ended June 30, 2009, we had a foreign currency transaction loss of $0.1 million. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussions.

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

In July 2005, October 2006, May 2008 and October 2008, we reduced our workforce by approximately 10% to 15% in each instance.  If current economic and market conditions worsen, we may be forced to further reduce our workforce, which could materially and adversely affect our business, financial condition and results of operations.

*Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenue comprised 61% and 64% of our total revenues for the quarters ended June 30, 2009 and 2008, respectively. Gross margin on service revenue was 61% and 56% for the three months ended June 30, 2009 and 2008, respectively. License revenues comprised 39% and 36% of our total revenues for the quarters ended June 30, 2009 and 2008, respectively. Gross margins on license revenues were 99% and 97% for the three months ended June 30, 2009 and 2008, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, requiring us to successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues. In addition, given the current economic environment, customers and potential customers have sought and may seek discounts on our services, or services at no charge, which has and would further reduce our services gross margins and materially and adversely affect our business, financial condition and results of operations.

*Our revenues decreased in the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. In addition, our revenues decreased in fiscal year 2008 as compared to fiscal year 2007, and until the fiscal year ended September 30, 2007, we were not profitable, which may raise vendor viability concerns about us and thereby make it more difficult to consummate license transactions with new and existing customers.

Our revenues decreased materially in the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 and in fiscal year 2008 as compared to fiscal year 2007. In addition, while we were profitable for the years ended September 30, 2007 and September 30, 2008, we were not profitable for the years prior to September 30, 2007. As of June 30, 2009, we had an accumulated deficit of $232.1 million. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to continue to achieve profitability. Continued losses or decreased revenues may make many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to vendor profitability and/or viability concerns, our revenues will decline, which could further adversely affect our operating results. This concern over vendor viability is exacerbated in the current economic environment.

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

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. IBM, SAP, Oracle and Sun Microsystems have made numerous acquisitions in the industry and Oracle has entered into an agreement to acquire Sun Microsystems, which transaction has been approved by Sun Microsystems’ shareholders but is subject to certain regulatory approvals. While we do not believe that the companies acquired by IBM, SAP and Oracle have been significant competitors of Chordiant in the past, these acquisitions may indicate that we may face increased competition from larger and more established entities in the future.

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

Since 2003, we have contracted with Ness to attract, train, assimilate and retain sufficient highly qualified personnel to provide staffing for our consulting projects, technical support, product testing and certain sustaining engineering functions.

As of June 30, 2009, we use the services of approximately 127 consultants through Ness. In addition, as a result of the reductions in our workforce that took place in July 2005, October 2006, May 2008 and October 2008, by approximately 10% to 15% in each instance, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

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

We are the subject of a suit by a person and related entity claiming that certain of our products infringe their copyrights. Such litigation is costly.  If any of our products were found to infringe such copyrights, we could be required to pay damages.  If we were to settle such claim, it could be costly.

*If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected.

For the quarter ended June 30, 2009, international revenues were $14.0 million or approximately 67% of our total revenues. For the quarter ended June 30, 2008, international revenues were $15.6 million or approximately 51% of our total revenues. International revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations, which include:

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

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel. In particular, in prior years we have had significant turnover of our executives as well as in our sales, marketing and finance organizations, and many key positions are held by people who have less than two years of experience in their roles with the Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in reporting its financial results. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. In addition, in July 2005, October 2006, May 2008 and October 2008 we reduced the size of our workforce by approximately 10% to 15% in each instance, which may have a negative effect on our ability to attract and retain qualified personnel. Further, particularly in the current economic environment, employees or potential employees may choose to work for larger, more stable companies.

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

In July 2005, October 2006, May 2008 and October 2008 we reduced the size of our workforce by approximately 10% to 15% in each instance. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our suite of products as well as the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel.

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

Dated: July 30, 2009

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