Form 10-K
period 2009-09-30
CHORDIANT SOFTWARE INC
filed 2009-11-19
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes       No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $68,608,078.

As of November 1, 2009, there were 30,208,845 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III-Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s 2010 Annual Stockholder’s meeting.

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

Chordiant Software leads the advancement of Customer Experience Management (CEM) solutions to help global brands multiply customer lifetime value.

Chordiant Software, and its Cx Enterprise Foundation, Chordiant Decision Management (CDM) and Chordiant Marketing Director (CMD) Solutions, arms marketing, customer service and customer loyalty executives with a suite of predictive and adaptive decisioning applications to deliver an order of magnitude improvement in customer experience.

Chordiant gives global brands a real-time unified view and understanding of their customer’s behavior and capabilities to optimize customer strategies that match each customer’s individual situation. In addition, Chordiant reshapes the way brands engage customers with Next-Best-Action™ capabilities that dynamically guide conversations across every channel, determining and adapting actions as the interaction is occurring.

Together, these CEM capabilities are transformative in nature, enabling companies to deliver intelligent conversations based upon analysis of past customer behavior, as well as current responses and mood. Now, today’s fast-paced brands can engage more effectively with customers, quickly measure how the strategy is working and change at new levels of speed and economy. The net result: faster acquisition, improved competitiveness, less churn, and superior customer service.

Chordiant maximizes the value of every conversation, consistently across every channel. With Chordiant, brands no longer have to sacrifice a better customer experience while navigating tight budgets. Business users can efficiently deliver highly expressive customer experience strategies using models that predict and react to individual customer expectations, propensities and behaviors. This behavioral segmentation is combined with powerful real-time decisioning and centrally deployed to any channel across the enterprise.

Chordiant signals the end of pre-scripted, inconsistent customer interactions based upon static, outdated market segmentation. With Chordiant Next-Best-Action™, every customer interaction becomes unique, appropriate and consistent. The conversation with the customer is continually guided, with actions adapting as the conversation is occurring.  Recommendations are determined in real-time, based upon customer responses, mood and instant analysis of customer behavior.

Chordiant helps today’s executives in the insurance, healthcare, telecommunications and financial services markets respond in new ways to changing buyer behavior, competitive pressures and market dynamics. Chordiant unlocks brands from the rigid, IT-heavy approach to deploying, measuring and changing customer strategies. Using the industry’s most contemporary technology, Chordiant gives business owners powerful visual command and control capabilities to simulate different strategies and visualize their impact on customers and business metrics. Once optimized, customer strategies can be deployed at the touch of a button and changed on-demand, without IT intervention.

Chordiant heralds a new era of customer experience management solutions. Over 200 of the world’s most demanding brands trust Chordiant to help them build stronger and more profitable customer relationships.

Chordiant Solutions & Technology

Solution Overview

Our solutions are designed for global enterprises seeking to optimize their customer experiences through effective decision analysis, marketing, selling and servicing efforts. We have designed our solutions and services to integrate customer information from different data sources and systems of record, automate business processes based on a customer’s specific profile and requests, and provide uniform service and information to customers across multiple communication channels. Our solutions are designed to enable companies to deliver appropriate recommendations (also known as “next best action”), services, offers and information to a targeted customer at the time of customer need while complying with relevant business policy and industry regulatory requirements.

Our solutions are designed to address the enterprise requirements of global consumer companies serving millions of customers across multiple business channels integrating multiple lines of business. The solution suite is typically licensed as an integrated set of software products that run on top of a common layer of foundational technology and supporting tools. Chordiant’s software is based on open systems software standards that are widely adopted by our industry and capable of deployment throughout an enterprise’s information technology infrastructure. Chordiant software is built to be highly scalable and adaptable to a customer’s specific business requirements or technology infrastructure.

Historically, our products have been categorized into three general groups: Cx Enterprise Foundation solutions, Chordiant Decision Management (CDM) solutions, and the Chordiant Marketing Director (CMD) Solution. Our solutions are designed to address a variety of business needs within our targeted vertical markets of insurance, healthcare, telecommunications, and financial services.

Technology Overview

Chordiant technology is based on an open Service Oriented Architecture (SOA). This architecture provides a framework for large or growing businesses to provide multi-channel interaction and process orchestration across multiple lines of business. The Cx Enterprise Foundation framework provides a pre-integrated environment that supports the business applications required by these large scale organizations. A combination of decisioning, adaptive, and predictive analytics allows organizations to utilize Chordiant technology to obtain customer behavioral insight and use this information to drive the most appropriate business processes, guide staff through the best tasks to increase responsiveness, reduce errors, shorten cycle times, and present the most relevant offers to customers in each interaction.

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

Certain of our products use technology modules from third party technology providers including IBM, Oracle (as a result of their acquisition of BEA Systems and Sun Microsystems) and certain non-public entities. Our enterprise platform solutions support industry standard J2EE application servers including IBM WebSphere and Oracle WebLogic. Our server software runs on UNIX server platforms from Oracle (Sun Microsystems) and IBM.

Cx Enterprise Foundation Solutions Overview

Cx Foundation Solutions, including Foundation Server, Café, and Tools Platform, consist of a family of products with enterprise-wide process orchestration and case management at its core, the Chordiant Cx Enterprise Foundation product family provides a common, highly scalable base platform for all Chordiant solutions. The product family incorporates industry standards such as J2EE, model driven development, AJAX high performance thin client desktops, Java Server Faces (JSF), and enterprise open source technologies including Hibernate, and Apache Trinidad. The products are supported by process development and administration tools that use the Eclipse integrated development environment.

The Cx Enterprise Foundation Platform incorporates module ‘servers’ to deliver additional functionality as needed including business rules, decision management, telephony integration, connectivity to systems of record and interaction channel management. These allow organizations to implement only those functions that are required for their particular business requirement without interfering with future project requirements.

This solution includes the following product modules:

•
Call Center and Customer Service Desktop (Call Center Advisor – Browser Edition): This product is a browser-based guided desktop designed for the effective management of customer contacts, service requests, and customer case history in the call center channel. The desktop is integrated with leading computer telephony integration products, working with our own queue-based work management to deliver ‘universal queues’ to the enterprise. It is designed to meet the high volume transaction and business processes common in enterprise contact centers. This product is used by customer service professionals, acts as a delivery channel for our decision management and marketing products together with the other business applications that Chordiant offers.

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

Chordiant Decision Management (CDM) Solutions

Consisting of a flexible set of products and tools for adaptive decisioning, predictive decisioning, and rules, our Chordiant Decision Management (CDM) solution family is designed to allow organizations to effectively drive application behavior based on industry or organizational models and logic. This capability allows business users advanced control over business priorities, and enables the business to refine offer and service management in real-time. CDM is a suite of the following products:

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

•
Chordiant Adaptive Analytics—Chordiant Adaptive Analytics solution allows customer facing solutions to be self-learning and to adapt in real time to ensure a strong balance between customer experience and company revenue objectives.

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

•
Chordiant Recommendation Advisor: This product is designed to provide flexible lead collection and routing in a common guided selling desktop, integrated with marketing campaigns and product fulfillment. Predictive and adaptive analytics guide staff toward best offers and “next best action” in the context of inbound or outbound customer interactions. This product is used by sales and service professionals across our target markets to manage leads and deliver highly effective sales messages.

•
Chordiant Visual Business Director: This solution allows users to simulate and test the potential impact of the even the most complex customer strategies before putting them into production. Once deployed, performance can be monitored and controlled at any level of operation in real-time.

Chordiant Marketing Director (CMD) Solution

Marketing Director: This solution is designed to drive unified, personalized marketing campaigns and response management across multiple media types and multiple channels including email, web, phone, and mobile messaging (MMS/SMS). This solution is used by marketing professionals across all our target markets to segment and target prospects and customers delivering to them effective marketing campaigns. Chordiant Marketing Director (CMD) integrates with our Chordiant Decision Management (CDM) products to provide an integrated campaign management system.

Chordiant Mesh Collaboration

Chordiant Mesh is a collaborative development community where customers, partners, and Chordiant staff can work together on solutions to respond to customer initiatives. By providing deep access into Chordiant’s engineering process and infrastructure, the Mesh enables solution development as a continuous conversation among stakeholders. All members of Chordiant’s economic ecosystem can engage directly on a wide variety of solutions, components, and tools. By applying principles from open source projects to an enterprise solution development environment, Chordiant Mesh facilitates far greater collaboration, agility, speed to market, transparency, and quality than customers are accustomed to receiving from traditional high-end software providers.

Key benefits of Chordiant Mesh are:

•	A complete software development environment and set of methodologies for building applications collaboratively with Chordiant and its partners.

•	An egalitarian venue for the ideation and design of solutions to real business problems.

•	A best of breed infrastructure for hosting the development of value-added components.

•
An open-source inspired system that allows Chordiant to take code revisions submitted by community members − customers, partners and Chordiant itself − and allow these to be incorporated into its products when appropriate.

With the Mesh, Chordiant has committed to the long-term success of its customers and partners by building a tangible and transparent co-innovation environment that directly impacts product solutions.

Strategic Direction

The Company is focused on delivering a suite of solutions which solves complex business problems while optimizing the customer experience.  In this “new normal” our customers are focused more than ever on customer retention and loyalty with a focus on multiplying customer lifetime value. This is achieved by making every customer conversation multi-channel and cross-channel capable while using customer strategies to drive consistently intelligent solutions. Our target market is the Global 1000 in the target industries of insurance, healthcare, telecommunications, and financial services markets. Chordiant anticipates that it will increasingly deliver business-focused solutions based on an open and adaptable core information technology, or IT infrastructure that provides high levels of business agility and fast return on investment for enterprises by allowing rapid changes to their IT systems. Within the markets above, Chordiant expects to continue to develop domain-level solutions for these markets, focusing on the most mission-critical business processes facing our customers.

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

For the fiscal year ended September 30, 2009, Vodafone Group Services Limited and affiliated companies and Citicorp Credit Services Inc. accounted for 20% and 10% of our total revenues, respectively. The revenue we derived from Vodafone Group Services Limited and affiliated companies was related to a $26.1 million agreement we entered into on December 21, 2007 for perpetual enterprise licenses and support for certain Decision Management Solutions and Marketing Director Solutions suites. The revenue we derived from Citicorp Credit Services, Inc. was from an agreement we entered into on December 8, 2006 for license and services. For a description of the material terms of the agreements with Vodafone Group Services Limited and Citicorp Credit Services Inc., see our current reports on Form 8-K filed with the SEC on December 27, 2007 and December 13, 2006, respectively, which terms are incorporated herein by this reference.

Sales and Marketing

Our sales strategy is a direct business model selling primarily through a geography based sales organization that is complemented by selling and support efforts with business alliance partners such as IBM Global Services, Tata Consulting Services, HCL Technologies, Cap Gemini, Accenture, systems integrators and other technology vendors. Our market focus is the Global 1000 in the Financial Services (Retail Banking and Card Processing), Telecommunications (Wireline, Wireless and Cable) and Insurance (Healthcare, Property & Casualty and Life and Annuity) industries. Our target buyer is a line of business executive or IT executive that has a focus on improving their customer’s experience.  We focus in the business-to-consumer (B to C) segment of the market with a targeted effort on leading consumer companies that have millions of customers and offer multiple channels as the means of conducting business and serving customers.

We license our solutions through the traditional perpetual software model as well as a term licensing model that was introduced in 2009. We sell our services direct as well as staff augmentation to large system integration projects within our Chordiant customer base.

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

Our corporate offices are located in Cupertino, California, and we maintain an applications development center in Bedford, New Hampshire. In Europe, we have offices in the greater metropolitan areas of London, Madrid, Amsterdam, Munich and Beijing. We have sales and support personnel and consultants in various additional locations in North America and Europe.

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

In addition to our internal professional services organization, in calendar 2009, we renewed for three years our agreement with Ness Technologies Inc., Ness Global Services, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”), that we originally entered into in 2003. Ness provides Chordiant with resources focused on technical product support, sustaining engineering product testing and product development through their global technical resources and operations center in Bangalore, India. Ness is an independent contracting company with global technical resources. The agreement with Ness may be extended for additional one year terms at our discretion. Our agreement with Ness enables them, at our direction, to attract, train, assimilate and retain sufficient highly qualified personnel to perform technical support and certain sustaining engineering functions.

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

Our customers have a choice of support and maintenance options depending on the level of service desired. Our technical support services are available to clients by telephone, over the web, by e-mail and on-site. Additionally, we provide unspecified product enhancement releases to customers as part of our support and maintenance contracts. We use a customer service automation system to track each customer inquiry until it is resolved. We also make use of our website and a secured customer forum to provide product information and technical support information worldwide 24 hours a day, seven days a week.

Strategic Partnerships

Establishing partnerships and alliances with third parties that provide additional services and resources for implementing our solutions to enhance our sales and service organizations’ productivity is an important element of our strategy. These relationships and alliances fall into the following categories:

Consulting and System Integration Relationships. To enhance the productivity of our sales and service organizations, we have established relationships with systems integrators, complementary technology providers, and alternative service providers. We have established relationships and trained professionals at a number of systems integrators including: Cap Gemini, Accenture, IBM Global Services, Ness Technologies, Tata Consultancy Services, HCL Technologies, Wipro Systems, Infosys, Cognizant, and Patni. We believe that our relationships with systems integrators and independent consulting firms will enable us to gain a greater share of our target markets.

Technology Partnerships. We make extensive use of industry platforms and embrace a number of core technologies in our solution offerings. We have formed partnerships with vendors of software and hardware technology platforms. We currently maintain technology relationships with vendors such as Avaya/Lucent, Alcatel/Genesys,  Cisco Systems, IBM, and Oracle (Sun  Microsystems). Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology.

Product Development

We have made substantial investments in research and development through internal development, acquisitions and technology licensing. Our product development efforts are focused on extending our enterprise software solutions, application components, industry specific processes and business process functionality, and continued integration of industry-specific transaction systems and services. Our product development organization is responsible for defining a product strategy that is continuously aligned with market requirements and turning this strategy into sales assets through architecture, engineering, testing, quality assurance and enabling the compatibility of our products with third party hardware and software platforms.

Our product development resources are organized into a number of development teams including:

•	Cx Enterprise Platform, which includes Foundational Server, Tools, and Decision Management Products;

•	Operations, which includes Mesh, Fulfillment, Performance Labs, and Release Management;

•	Applications, which includes our vertical and Marketing Applications;

•	Product Test and Quality.

Our product development teams have experience in enterprise and distributed computing, J2EE and object oriented development, data management, process and workflow engineering, transaction system interfaces, Internet and Web-Services technologies. Our research and development expenditures were $19.0 million, $25.6 million, and $27.5 million for the years ended September 30, 2009, 2008, and 2007, respectively.

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

We frequently rely on system consulting and systems integration firms for implementation and other global services, as well as recommendations of our products during the evaluation stage of the purchase process. Many of these third parties have similar and often more established relationships with our customers. We cannot assure that these third parties, many of whom have significantly greater resources than us, will not market software products in competition with us.

Application Software Competitors

As discussed, our primary competition is from internal development at our customers and potential customers. However, other competitors include providers of traditional, first-generation customer relationship management, enterprise resources planning, call center, marketing automation software and sales force automation software. These vendors include, among others, companies such as: Oracle Corporation, SAP, Pegasystems, Inc., Unica Corporation, Fidelity National Information Systems, Inc., S1 Corporation, Infor (Ephipany) and Amdocs Limited.

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

There is no one competitor, nor are there a small number of competitors that are dominant in our market. There are many factors that may increase competition in the enterprise customer relationship management market, including (i) entry of new competitors, (ii) mergers and alliances among existing competitors, (iii) consolidation in the software industry and (iv) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. Continuing consolidation in the software industry during the past years may indicate that we will face new competitors in the future. Recently, IBM, SAP, Oracle and Sun Microsystems have made numerous acquisitions in the industry and Oracle has entered into an agreement to acquire Sun Microsystems, which transaction is subject to certain regulatory approvals. While we do not believe that the companies acquired by IBM, SAP and Oracle have been significant competitors of Chordiant in the past, these acquisitions may indicate that we may face increased competition from larger and more established entities in the future.

We cannot assure that we will be able to compete successfully against current and future competitors or that the competitive pressure faced by us will not materially and adversely affect our business, operating results and financial condition.

Intellectual Property and Proprietary Rights

Our success is in part dependent upon our ability to develop and protect proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, patents, trade secrets, and copyright and trademark laws to protect our intellectual property and proprietary rights.

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

In fiscal year 2007, Chordiant received two patents from the US Patent and Trademark Office. The first patent was US Patent Number 7,178,109 for innovative user interface design, first introduced in its family of browser-based applications in 2003. The second was US Patent Number 7,194,380 which covers the Decision Management Suite. In fiscal year 2009 and 2008, we neither filed for nor received patents.

Environmental Laws

Compliance with federal, state and local and foreign laws enacted for the protection of the environment has to date had no material effect on the Company’s capital expenditures, earnings, or competitive position.

Employees

As of September 30, 2009, we employed 222 full time employees. Of that total, 71 were primarily engaged in product development, engineering or systems engineering, 70 were engaged in sales and marketing, 41 were engaged in professional services and 40 were engaged in operational, financial and administrative functions.

None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, sales, finance, management and marketing personnel.

Financial Information about Geographic Areas

For a description of our sales by geographic region, we incorporate by reference the information in Note 13 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Although the Company’s revenues are not considered seasonal, our international operations do experience a slowdown in the summer months and professional services provided on an hourly basis decline due to the holidays in the quarterly periods ended December 31. For information relating to the risks attendant to our foreign operations, we incorporate by reference the information under the headings “—Risk Factors—If we fail to adequately address the difficulties of managing our international operations, our revenues and operating expenses will be adversely affected” and “—Risk Factors—Fluctuations in the value of the U.S. Dollar relative to foreign currencies could negatively affect our operating results and cash flows.”

Financial Information about Segments

The Company has one segment. For a description of our revenues, profit and loss, and total assets, we incorporate by reference the information in Item 6 and Note 13 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Backlog

For a discussion of backlog, we incorporate by reference the information in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading Financial Trends.

Available Information

We were incorporated in California in March 1991 and were reincorporated in Delaware in October 1997.

We maintain a site on the worldwide web at www.chordiant.com; however, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission or SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

We may experience a shortfall in bookings, revenue, earnings, cash flow or other financial metrics, or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock.

Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors may include:

•	Additional deterioration and changes in domestic and foreign markets and economies, including those impacted by the turmoil in the financial services, mortgage and credit markets;

•	Our ability to close new license transactions;

•	Size and timing of individual license transactions;

•	Delay, deferral or termination of customer implementations of our products;

•	Lengthening of our sales cycle;

•	Efficiently utilizing our global services organization, direct sales force and indirect distribution channels;

•	Our ability to develop and market new products;

•	Timing of new product introductions and product enhancements;

•	Mix of products licensed and services sold;

•	Activities of and acquisitions by our competitors;

•	Product and price competition; and

•	Our ability to control our costs.

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

Our backlog has declined over the past two years, which will adversely affect revenues and could result in losses in future periods, and our known backlog of business may not result in revenue.

We define backlog as contractual commitments by our customers through purchase orders or contracts. Backlog includes software license orders for which the delivered products have not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition, deferred revenue from customer support contracts, and deferred consulting and education orders for services not yet completed or delivered.

Prior to the fiscal quarter ended September 30, 2009 when backlog increased, backlog had declined sequentially over each of the prior six fiscal quarters due to lower than expected bookings. In the aggregate, backlog declined significantly over the past fiscal year. The decline in backlog is primarily due to revenue on previously signed transactions being recognized at a faster pace than new transactions were being consummated. Each category of backlog has also been unfavorably impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or Pounds Sterling.

The decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods, and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $13.7 million levels achieved during the past twelve months, future losses would be incurred unless operating expenses are reduced.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period or at all. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog. The risk that customers will reduce the scope of, delay or terminate projects, thus delaying or eliminating our ability to recognize backlog as revenue, is exacerbated in the current economic environment. For the fiscal year ended September 30, 2009, statements of work for professional services aggregating approximately $5.8 million were reversed from our backlog balances as the underlying projects were canceled or the statement of work contractually expired unutilized.

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

Our revenues may further decrease in fiscal year 2010 or beyond if we are unable to enter into new large value license transactions with new and existing customers. The current state of the global financial markets and the global economic decline generally have left many customers reluctant to enter into new large value license transactions without some expectation that the economy both in the customer’s home country and globally will stabilize. Geopolitical instability will continue to make closing large license transactions difficult. In addition, we cannot predict what effect the U.S. military presence overseas or potential or actual political or military conflict have had or are continuing to have on our existing and prospective customers’ decision-making process with respect to licensing or implementing enterprise-level products such as ours. Our ability to enter into new large value license transactions also directly affects our ability to create additional consulting service and maintenance revenue opportunities, on which we also depend.

Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

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

In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

Our outstanding accounts receivables are generally not secured by any form of collateral. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we frequently monitor the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

To date, our sales have been concentrated in the insurance, healthcare, telecommunications and financial services markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in several large markets—insurance, healthcare, telecommunications and financial services, accounted for approximately 86% and 92% of our total revenues for the fiscal years ended September 30, 2009 and 2008, respectively. We expect that revenues from these markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to opportunistically expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic conditions in our target markets further deteriorates, our revenues may decline. Some of our current and prospective customers, especially those in the financial services and insurance industries, have faced and may continue to face severe financial difficulties given their exposure to deteriorating financial and credit markets, as well as the mortgage and homebuilder sectors of the economy. This may cause our current and prospective customers to reduce, delay or terminate their spending on technology, which in turn would have an adverse impact on our bookings and revenues.

Because a small number of customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the fiscal year ended September 30, 2009, Vodafone Group Services Limited and affiliated companies and Citicorp Credit Services, Inc. accounted for 20% and 10% of our total revenue, respectively. For the fiscal year ended September 30, 2008, Citicorp Credit Services, Inc. and Vodafone Group Services Limited and affiliated companies accounted for 22% and 11%, respectively, of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, which may materially affect our operating results. For example, Vodafone Group Services Limited and affiliated companies, which had purchase commitments through the quarter ended June 30, 2009, may not purchase additional products or services with us. The deteriorating economic environment has resulted in failures of financial institutions and significant consolidation within the financial services industry from which we derive a significant portion of our customers and revenues. Accordingly, the risk that we could lose a significant customer is exacerbated in the current economic environment.

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

Over the near term, we have shifted the focus of our sales staff towards Decisioning Management products and have reduced the marketing focus on Enterprise Foundation products to reflect market conditions. This change in focus may not be successful and may result in lower revenues.

Sales of Enterprise Foundation solutions generally have a much higher cost to a customer than Decisioning Management solutions. The magnitude of the professional services required to implement Enterprise Foundation projects is also much higher and often can take long periods of time to complete. Decisioning products are generally faster to implement and can produce a positive return on investment in a shorter period of time. Due to the current economic climate, our customers are focusing on those projects that are smaller and faster to complete. Accordingly, we have shifted our sales force to increase the marketing of these types of solutions. This plan may not be successful and, as a result, revenues may not meet our expectations. Further, license and services fees associated with our Decisioning Management solutions generate smaller sales and, as a result, may result in lower revenues.

Fluctuations in the value of the U.S. dollar relative to foreign currencies could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro, the Canadian Dollar, and the Chinese Yuan. Our international sales comprised 65 % and 48% of our total sales for the fiscal year ended September 30, 2009 and 2008, respectively. Our future operating results, as well as our cash and deferred revenue balances, will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the fiscal year ended September 30, 2009, we had a foreign currency transaction loss of less than $0.1 million. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussions.

Given current economic and market conditions, we may be forced to make additional reductions to our workforce.

In July 2005, October 2006, May 2008 and October 2008, we reduced our workforce by approximately 10% to 15% in each instance.  Given the current economic and market conditions, we may be forced to further reduce our workforce, which could materially and adversely affect our business, financial condition and results of operations.

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

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 71% and 70% of our total revenues for the fiscal years ended September 30, 2009 and 2008, respectively. Gross margin on service revenues was 60% and 57% for the fiscal years ended September 30, 2009 and 2008, respectively. License revenues comprised 29% and 30% of our total revenues for the fiscal years ended September 30, 2009 and 2008, respectively. Gross margins on license revenues were 98% and 97% for the fiscal years ended September 30, 2009 and 2008, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, requiring us to successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues. In addition, given the current economic environment, customers and potential customers have sought and may seek discounts on our services, or services at no charge, which has and would further reduce our services gross margins and materially and adversely affect our business, financial condition and results of operations.

Our revenues decreased in fiscal year 2009 as compared to fiscal year 2008, in fiscal year 2008 as compared to fiscal year 2007, and in fiscal year 2009 we were not profitable, which may raise vendor viability concerns about us and thereby make it more difficult to consummate license transactions with new and existing customers.

Our revenues decreased materially in fiscal year 2009 as compared to fiscal year 2008 and in fiscal year 2008 as compared to fiscal year 2007. In addition, we were not profitable in fiscal year 2009 or the fiscal years prior to September 30, 2007. As of September 30, 2009, we had an accumulated deficit of $236.6 million. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses or decreased revenues may make many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to profitability and/or viability concerns by our vendors, our revenues could decline, which could further adversely affect our operating results.

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

Further, certain provisions of our charter documents, including a provision limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Chordiant, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, we have a classified Board of Directors whereby approximately one-third of our Board members are elected annually to serve for three-year terms, which may also make it more difficult for a third party to gain control of our Board of Directors.  Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

Our primary products have a long sales and implementation cycle, which makes it difficult to predict our quarterly and annual results and may cause our operating results to vary significantly from period to period.

The period between the initial contact with a prospective customer and the sale of our products is unpredictable and often lengthy, typically ranging from three to eighteen months. Thus, revenue and cash receipts could vary significantly from quarter to quarter. Any delays in the implementation of our products could cause reductions in our revenues. The licensing of our products is often an enterprise-wide decision that generally requires us to provide a significant level of education to prospective customers about the use and benefits of our products. The implementation of our products involves a significant commitment of technical and financial resources that may be provided by us, by the customer or by third-party systems integrators. If we underestimate the resources required to meet the expectations we have set with a customer when we set prices, then we may experience a net loss on that customer engagement. If this happens with a large customer engagement, then this could have a material adverse effect on our financial results. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, vendor financial stability and longevity, ability to accommodate increased transaction volume and product reliability. Certain of our customers have become more cautious regarding their technology purchases given the current economic conditions and specifically the issues that continue to impact the financial and credit markets. The result is that our sales cycles may have lengthened in some instances, requiring more time to finalize transactions. In particular, in each of the past several quarters, transactions that we expected to close before the end of the quarter were delayed or suspended.

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

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. IBM, SAP, Oracle and Sun Microsystems have made numerous acquisitions in the industry and Oracle has entered into an agreement to acquire Sun Microsystems, which transaction is subject to certain regulatory approvals. While we do not believe that the companies acquired by IBM, SAP and Oracle have been significant competitors of Chordiant in the past, these acquisitions may indicate that we may face increased competition from larger and more established entities in the future.

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

Since 2003, we have contracted with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”) to attract, train, assimilate and retain sufficient highly qualified personnel to provide staffing for our consulting projects, technical support, product testing and certain sustaining engineering functions. As of September 30, 2009, we use the services of approximately 127 consultants through Ness. In addition, as a result of the reductions in our workforce in recent years, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

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

For the fiscal year ended September 30, 2009, international revenues were $50.5 million or approximately 65% of our total revenues. For the fiscal year ended September 30, 2008, international revenues were $54.2 million or approximately 48% of our total revenues. We expect that international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations, which include:

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

•
Difficulties in commencing new operations in countries where the Company has not previously conducted business, including those associated with tax laws, banking relationships, product registrations, employment laws, government regulation, product warranty laws and adopting to local customs and culture;

Any of these factors could have a significant impact on our ability to license products and provide services on a competitive and timely basis and could adversely affect our operating expenses and net income.

Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be weakened. Our success depends largely on the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel. In particular, in prior years we have had significant turnover of our executives as well as in our sales, marketing and engineering organizations, and several key positions are held by people who have less than two years of experience in their roles with the Company. If these people are not well suited to their new roles, then this could result in the Company having problems in executing its strategy or in developing and marketing new products. Because of the dependency on a small number of large deals, we are uniquely dependent upon the talents and relationships of a few executives and have no guarantee of their retention. Changes in key sales management could affect our ability to maintain existing customer relationships or to close pending transactions. Further, particularly in the current economic environment, employees or potential employees may choose to work for larger, more profitable companies.

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

In the past we have also entered into co-development projects with our customers to jointly develop new applications, often over the course of a year or longer. In such cases we may only be able to recognize revenue upon delivery of the new application. The accounting treatment for these co-development projects could result in delays in the recognition of revenue. If we were to enter into similar transactions, the failure to successfully complete these projects to the satisfaction of the customer could have a material adverse effect on our business, operating results and financial condition.

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

Our development, marketing and distribution strategies rely on our ability to form and maintain long-term strategic relationships with systems integrators, in particular, with our existing business alliance partners IBM, Ness, Electronic Data Systems, Tata Consultancy Services and HCL Technologies. These business relationships often consist of joint marketing programs, technology partnerships and resale and distribution arrangements. Although most aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings or potential contract defaults may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. If any of IBM, Ness, Electronic Data Systems, Tata Consultancy Services or HCL Technologies were to terminate their agreements with us or our relationship were to deteriorate, it could have a material adverse effect on our business, financial condition and results of operations. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have stronger relationships with IBM, Ness, Electronic Data Systems, Tata Consultancy Services and HCL Technologies and, as a result, these systems integrators may be more likely to recommend competitors’ products and services. Over the past several years, IBM has acquired a number of software companies. While we do not believe those companies were direct competitors of Chordiant in the past, IBM’s acquisition of these companies may indicate that IBM will become a more significant competitor of ours in the future. While the Company currently has a good relationship with IBM, this relationship and the Company’s strategic relationship agreement with IBM may be harmed if the Company increasingly finds itself competing with IBM. Our relationships with systems integrators and their willingness to recommend our products to their customers could be harmed if the Company were to be subject to a takeover attempt from a competitor of such systems integrators.

If systems integrators fail to properly implement our software, our business, reputation and financial results may be harmed.

We often rely on systems integrators to implement our products. As a result, we have less quality control over the implementation of our software with respect to these transactions and are more reliant on the ability of our systems integrators to correctly implement our software. If these systems integrators fail to properly implement our software, our business, reputation and financial results may be harmed.

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

In recent years, we have, from time to time, reduced our workforce. In the event that demand for our products increases, we may need to rebuild our workforce or increase outsourced functions to companies based in foreign jurisdictions and we may be unable to hire, train or retain qualified personnel in a timely manner, which may weaken our ability to market our products in a timely manner, negatively impacting our operations. Our success depends largely on ensuring that we have adequate personnel to support our suite of products as well as the continued contributions of our key management, finance, engineering, sales, marketing and professional services personnel.

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

Our failure to successfully acquire or integrate with future acquired or merged companies and technologies could prevent us from operating efficiently.

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through mergers, acquisitions and technology and other asset transactions. To implement this strategy, we may be involved in various related discussions and activity. Such endeavors may involve significant risks and uncertainties, including that we may not consummate opportunities that we pursue. These endeavors could distract management from current operations that may adversely affect the Company’s financial condition and operating results. Merger and acquisition transactions are motivated by many factors, including, among others, our desire to grow our business, obtain recurring support and maintenance revenue streams, acquire skilled personnel, obtain new technologies and expand and enhance our product offerings or markets. Mergers and acquisitions of high-technology companies are inherently risky, and the Company cannot be certain that any acquisition will be successful and will not materially harm the Company’s business, operating results or financial condition. Generally, acquisitions involve numerous risks, including: (i) the benefits of the acquisition (such as cost savings and synergies) not materializing as planned or not materializing within the time periods or to the extent anticipated; (ii) the Company’s ability to manage acquired entities’ people and processes, particularly those that are headquartered in separate geographical locations from the Company’s headquarters; (iii) the possibility that the Company will pay more than the value it derives from the acquisition; (iv) difficulties in integration of the operations, technologies, content and products of the acquired companies; (v) the assumption of certain known and unknown liabilities of the acquired companies; (vi) difficulties in retaining key relationships with customers, partners and suppliers of the acquired company; (vii) the risk of diverting management’s attention from normal daily operations of the business; (viii) the Company’s ability to issue new releases of the acquired company’s products on existing or other platforms; (ix) negative impact to the Company’s financial condition and results of operations and the potential write down of impaired goodwill and intangible assets resulting from combining the acquired company’s financial condition and results of operations with our financial statements; (x) risks of entering markets in which the Company has no or limited direct prior experience; (xi) incurring significant legal and accounts costs to investigate and analyze potential merger opportunities which fail to be completed; and (xii) the potential loss of key employees of the acquired company. Realization of any of these risks in connection with any technology transaction or asset purchase we have entered into, or may enter into, could have a material adverse effect on our business, operating results and financial condition.

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

We may encounter unexpected delays in maintaining the requisite internal controls over financial reporting and we expect to incur ongoing expenses and diversion of management’s time as a result of performing future system and process evaluation, testing and remediation required to comply with future management assessment and auditor attestation requirements.

Management must report on, and our independent registered public accounting firm must attest to, our internal control over financial reporting as required by Section 404 of SOX, within the time frame required by Section 404. We may encounter unexpected delays in satisfying those requirements. Accordingly, we cannot be certain about the timely completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur ongoing expenses and diversion of management’s time as a result of performing ongoing system and process evaluations and the testing and remediation required to comply with management’s assessment and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404 in future periods, we might be subject to sanctions or investigation by the regulatory authorities. Any such action could adversely affect our business or financial results.

We may experience additional volatility in our operating results as a result of our periodic evaluation of our goodwill and deferred tax assets.

We have recorded significant goodwill and deferred tax asset balances that are subject to periodic evaluation of either impairment or realizability evaluations under U.S. Generally Accepted Accounting Principles. Such evaluations are based on factors including our future profitability and market value. As a result, if we experience significant declines in those measurements, these assets could be subject to impairment or write-off, which would result in additional volatility to our operating results.

ITEM 2.	PROPERTIES

Our headquarters are located in offices that are approximately 25,000 square feet in Cupertino, California pursuant to an office lease expiring in December 2013. We also lease office space in Bedford, New Hampshire. Outside of the United States, we have offices in the greater metropolitan areas of London, Amsterdam, Munich, and Beijing. We believe our existing facilities meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.	LEGAL PROCEEDINGS

IPO Laddering

Beginning in July 2001, the Company and certain of its officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222.” In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering (“IPO”), violated Section 11 of the Securities Act of 1933, as amended (“Securities Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Company’s IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act Section 15 and Exchange Act Section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Lawsuits had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that Notice of the settlement be published and mailed, and set a Final Fairness Hearing for September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval of the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, challenging the District Court’s certification of the settlement classes. Between October 29 and November 2, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement.  Similar petitions and direct appeals may be filed by other shareholders. If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of its officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that the Company’s Marketing Director (“CMD”) software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights that had been owned by Netbula LLC and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement included (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, and (e) unauthorized distribution of PowerRPC for server based products. Plaintiffs also alleged that the license Netbula granted to Chordiant Software, Int’l Ltd. should not be construed to authorize uses by its parent company, Chordiant Software, Inc. Plaintiffs sought unspecified monetary damages, disgorgement of profits, and injunctive relief according to proof. On February 5, 2008, the Company and its officers and employees filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. On July 23, 2008, the Court issued an order that (1) denied plaintiffs’ motion to disqualify counsel; (2) granted one employee’s motion to dismiss for lack of personal jurisdiction, with prejudice, and (3) granted the Company’s motion to dismiss, ruling that Mr. Yue’s company, Netbula LLC, is the real party in interest and must appear through counsel. The Court ruled that Netbula LLC could file an amended complaint within 45 days and join Mr. Yue as an individual plaintiff at that time.

On September 9, 2008, plaintiffs Dongxiao Yue and Netbula LLC filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of plaintiffs’ PowerRPC software:  claims for copyright infringement, unfair competition, and “accession and confusion of property” against the Company, and a claim for vicarious copyright infringement against the Company’s Chief Executive Officer and its former Vice President, General Counsel and Secretary (the “individual defendants”).

On September 20, 2008, the parties filed a stipulation allowing plaintiffs to file a Second Amended Complaint asserting the two causes of action for copyright infringement and vicarious copyright infringement, but not including the unfair competition and accession and confusion claims. The Second Amended Complaint sought unspecified monetary damages, disgorgement of profits, and injunctive relief according to proof. On November 10, 2008, the Company answered the complaint and asserted various affirmative defenses, including that the plaintiffs’ claims are barred by the existence of an express or implied license from the plaintiffs. On March 2, 2009, the Company filed a motion for summary judgment based on this defense. On July 9, 2009, the Court found triable issues about whether the Company held a license and accordingly denied the Company’s motion for summary judgment.

On November 10, 2008, the individual defendants filed a motion to dismiss on grounds that the plaintiffs failed to state a claim as to them. On March 20, 2009, the Court granted the motion to dismiss with leave for plaintiffs to amend their complaint. Plaintiffs filed a Third Amended Complaint on April 6, 2009, and the Company and individual defendants answered on April 23, 2009.

On May 29, 2009, as stipulated by the parties, the Court allowed plaintiffs to file a Fourth Amended Complaint to include allegations about the Company’s use in CMD of a different, additional Netbula product, an implementation of ONC RPC for Java. Plaintiffs filed the Fourth Amended Complaint on May 29, 2009, and the Company and the individual defendants answered on June 15, 2009.

Also in its May 29, 2009 order, the Court allowed discovery on all issues to proceed, set the close of discovery for October 30, 2009, and set the deadline for dispositive motions for December 14, 2010.

On September 24, 2009, the Court issued a trial scheduling order, with jury selection set for April 6, 2010, trial sessions on April 7-9 and April 13-16, arguments on April 20, 2010, and jury deliberation on April 21-23, 2010. The Court also set a final pretrial conference for March 22, 2010.

On October 30, 2009, both fact and expert discovery closed, although Plaintiffs and the Company each have pending motions to compel further discovery, with hearings set for November 17 and December 15, 2009.

On November 4, 2009, the parties stipulated to the dismissal, with prejudice, of the Company’s Chief Executive Officer from the case. On November 9, 2009, the Court ordered the dismissal of the Company’s Chief Executive Officer, leaving only one remaining individual defendant, the Company’s former general counsel.

On November 9, 2009, Plaintiffs filed a motion for partial summary judgment as to liability for copyright infringement of Plaintiffs’ implementation of ONC RPC for Java. Also on November 9, 2009, the Company filed a motion for summary judgment based on the Company’s rights to copy and distribute software under Plaintiffs’ licensing agreements. The Company also moved for summary judgment as to Plaintiffs’ ineligibility for statutory damages or attorney fees. The remaining individual defendant filed a motion for summary judgment as to vicarious infringement. All of these pending summary judgment motions are set to be heard on December 14, 2009.

The Company cannot predict the outcome or provide an estimate of any possible losses. The Company will continue to vigorously defend itself against the claims in these actions.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “CHRD.” The following table sets forth the range of high and low per share sales prices of our common stock as reported for each period indicated:

	High	Low
Year Ended September 30, 2009
First Quarter (October 1 - December 31)	$4.75	$2.15
Second Quarter (January 1 - March 31)	$3.19	$2.08
Third Quarter (April 1 - June 30)	$4.24	$2.93
Fourth Quarter (July 1 - September 30)	$4.17	$3.51
Year Ended September 30, 2008
First Quarter (October 1 - December 31)	$16.60	$7.75
Second Quarter (January 1 - March 31)	$9.00	$5.69
Third Quarter (April 1 - June 30)	$6.42	$4.55
Fourth Quarter (July 1 - September 30)	$6.28	$4.50

As of November 1, 2009, there were approximately 78 holders of record of our common stock who together held approximately 254,117 shares of our common stock. The remainder of our outstanding shares is held by brokers and other institutions on behalf of stockholders. We have never paid or declared any cash dividends and do not intend to pay dividends for the foreseeable future. We currently expect to retain working capital for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

In response to the Securities and Exchange Commission’s or SEC’s adoption of Rule 10b5-1 under the Securities Exchange Act of 1934, we approved amendments to our insider trading policy on July 20, 2001 to permit our directors, executive officers and certain key employees to enter into trading plans or arrangements for systematic trading in our securities. As of September 30, 2009, the Company had no directors or executive officers who had any such active trading plans. We anticipate that, as permitted by Rule 10b5-1 and our insider trading policy, some or all of our directors, executive officers and employees may establish trading plans at some date in the future.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN

The following graph shows the five-year cumulative total stockholder return of an investment of $100 in cash on September 30, 2004 for:

(i)	Our common stock;

(ii)	The Nasdaq Composite Index;

(iii)	The Standard & Poor’s Application Software Index.

Historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

	9/04	9/05	9/06	9/07	9/08	9/09
Chordiant Software, Inc.	$100.00	$97.94	$105.50	$190.52	$70.52	$53.47
NASDAQ Composite	$100.00	$113.78	$121.50	$143.37	$109.15	$112.55
S&P Application Software	$100.00	$138.95	$144.51	$166.02	$140.04	$129.64

ITEM 6.	SELECTED FINANCIAL DATA

We derived the Consolidated Statement of Operations data for the years ended September 30, 2009, 2008 and 2007 and the Consolidated Balance Sheet data at September 30, 2009 and 2008 from our audited Consolidated Financial Statements and Notes thereto appearing in this Form 10-K. We derived the Consolidated Statement of Operations data for the years ended September 30, 2006 and 2005 and the Consolidated Balance Sheet data at September 30, 2007, 2006, and 2005 from Selected Financial Data contained in our 2008 Annual Report on Form 10-K. The following selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$77,462	$112,964	$124,547	$97,536	$83,725
Net income (loss)	(10,764)	1,065	6,028	(16,001)	(19,865)
Net income (loss) per share—basic	(0.36)	0.03	0.19	(0.51)	(0.67)
Net income (loss) per share—diluted	$(0.36)	$0.03	$0.18	$(0.51)	$(0.67)
Weighted average shares used in computing net income (loss) per share—basic	30,067	31,658	32,425	31,073	29,780
Weighted average shares used in computing net income (loss) per share—diluted	30,067	31,957	33,261	31,073	29,780

	As of September 30,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$49,863	$55,516	$90,146	$45,278	$38,546
Working capital	31,730	37,887	56,447	22,323	23,733
Total assets	101,309	124,700	164,815	111,503	107,250
Current and long term portion of capital lease obligations	—	—	—	95	309
Short-term and long-term deferred revenue	37,961	46,334	67,982	29,505	26,197
Stockholders’ equity	$52,013	$59,852	$73,361	$57,225	$65,157

Effective October 1, 2005, the Company adopted a statement issued by Financial Accounting Standards Board which requires the measurement and recognition of compensation expense for all shared based payment awards be based on estimated fair value. This is more fully described in Note 2 to the Consolidated Financial Statements contained in this Annual report.

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

Our business, like other businesses, has been impacted and continues to be impacted by the global economic recession. Unprecedented market conditions include illiquid credit markets, volatile equity markets, and dramatic fluctuations in foreign currency rates and economic recession, all of which have adversely impacted our business.

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

For the fiscal year ended September 30, 2009, we recorded revenue of $77.5 million. We incurred a net loss of $10.8 million and ended the fiscal year with $49.9 million in cash and cash and cash equivalents as compared to $55.5 million for fiscal year ended September 30, 2008. We used $3.8 million of cash in operating activities compared to $13.7 million of cash in the prior year.

Total revenue for the fiscal year ended September 30, 2009 decreased 31% to $77.5 million from $113.0 million in the prior year. The decrease in revenue included a decline in license revenue, decreasing $11.6 million as the Company had fewer license transactions. Service revenue decreased $23.9 million from prior year. The decrease in service revenue was primarily composed of a decrease of $14.5 million from consulting revenue, $6.0 million associated with support and maintenance revenue, $1.1 million in training revenue and $2.3 million in expense reimbursement revenue.

Software Industry Consolidation and Possible Increased Competition

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions of other software companies.

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. IBM, SAP, Oracle and Sun Microsystems have made numerous acquisitions in the industry and Oracle has entered into an agreement to acquire Sun Microsystems, which transaction is subject to certain regulatory approvals. While we do not believe that the companies acquired by IBM, SAP and Oracle have been significant competitors of Chordiant in the past, these acquisitions may indicate that we may face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. As of September 30, 2009 and 2008, we had approximately $43.5 million and $70.1 million in backlog, respectively, which we define as contractual commitments made by our customers through purchase orders or contracts. Backlog is comprised of:

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

The $26.6 million decline in total backlog over the past fiscal year is due to declines of approximately $15.1 million, $5.4 million and $6.1 million in the areas of software licenses, customer support contracts and professional services consulting contracts, respectively. Backlog has declined sequentially for six of the past seven fiscal quarters. The declines in backlog are due to revenue on previously signed transactions being recognized at a faster pace than new transactions are being consummated. Each category of backlog has also been impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or in Pounds Sterling.

The decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $13.7 million levels achieved during the past twelve months, future losses will be incurred unless operating expenses are further reduced.

With respect to the decline in the backlog of professional service consulting contracts, as some customers recently delayed or canceled projects, statements of work for professional services either expired unutilized or were canceled. For the fiscal year ended September 30, 2009 these items aggregated $5.8 million and were removed from backlog at the date of the expiration or cancellation. While additional significant cancelations are not contemplated, such events could cause further declines.

Backlog at September 31, 2008 included approximately $12.6 million of licenses and support balances relating to a large telecommunications customer commitment, the majority of which was recognized during the fiscal year. Accordingly, the balance of backlog may continue to decline in the near term if bookings are not sufficient to offset the amounts recognized as revenue.

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

Implementation by Third Parties. Over time, as our products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues to evolve, certain agreements with customers may transition from a contract accounting model to a more traditional revenue model whereby revenues are recorded upon delivery.

Service Revenues. Service revenues as a percentage of total revenues were 71%, 70%, and 57% for the years ended September 30, 2009, 2008, and 2007, respectively. We expect that service revenues will represent between 60% and 75% of our total revenues in the foreseeable future.

Revenues from International Customers versus North America. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the fiscal years ended September 30, 2009, 2008, and 2007, international revenues were $50.5 million, $54.2 million, and $58.8 million or approximately 65%, 48%, and 47% of our total revenues, respectively. In future periods, the Company plans to pursue revenue opportunities in several emerging markets including Eastern Europe, Russia, China, and India. We believe that international revenue may represent a larger portion of our total revenues if our expansion into emerging markets is successful.

For the fiscal years ended September 30, 2009, 2008, and 2007, North America revenues were $27.0 million, $58.8 million, and $65.7 million or approximately 35%, 52%, and 53% of our total revenues, respectively. The decrease in the fiscal year ended 2009 from 2008 was primarily due to a fewer number of transactions at lower average prices. We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Gross Margins. Management focuses on license and service gross margins in evaluating our financial condition and operating performance. Gross margins on license revenues were 98%, 97%, and 97% for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. The increase in margin for the fiscal year ended September 30, 2009 is primarily a function of the fixed periodic amortization costs associated with a capitalized software project. We fully amortized these costs in fiscal year 2008. We expect license gross margins on current products to range from 96% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the enterprise solution products have higher associated third party royalty expense than the marketing solution products and decision management products.

Gross margins on service revenues were 60%, 57%, and 57% for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. We expect that gross margins on service revenues to range between 50% and 60% in the foreseeable future.

Costs Related to Compliance with the Sarbanes-Oxley Act of 2002. In addition to audit fees, significant professional service expenses are included in general and administrative costs relating to efforts to comply with the Sarbanes-Oxley Act of 2002. For the fiscal years ended September 30, 2009, 2008, and 2007, these costs were $0.4 million, $0.5 million, and $1.0 million. While these costs are expected to continue into the next fiscal year, the decline in amount and timing of the costs through fiscal year 2010 is uncertain as compared to the costs incurred for the year ended September 30, 2009.

Reductions in Workforce. In October 2008, we initiated a restructuring plan intended to align our resources and cost structure with expected future revenues. The restructuring plan included reductions in headcount and third party consultants across all functional areas in both North America and Europe. The restructuring plan included a reduction of approximately 13% of our permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. We paid the severance costs and other contract termination costs in the first quarter of fiscal year 2009.

On May 1, 2008, we implemented a reduction of approximately 10% of our workforce. We reduced our headcount across all functions of the organization. We reallocated resources in support of growth opportunities in emerging markets as well as adding headcount in revenue generating areas such as sales and alliances. We incurred approximately $0.5 million in expenses in the third quarter of fiscal year 2008 in connection with this reduction of force. As these costs did not meet the criteria of one of the standards issued by Financial Accounting Standards Board or FASB to qualify as restructuring expenses, the expenses were charged as operating expenses to the respective functional areas.

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

We recorded a pre-tax cash restructuring expense of $6.1 million as calculated using the net present value of the related costs. The expense was composed of costs for severance and exiting excess facilities. During the three months ended March 31, 2007, we incurred an additional charge of $0.1 million for employee severance costs associated with the closure of our France office. Also during the three months ended March 31, 2007, we negotiated an early termination of the France office lease associated with its closure, resulting in a $0.2 million reduction in the excess facility liability. This reduction was recorded as an offset to restructuring expense in the period. In quarter ended December 31, 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which released us from any future rent liabilities subsequent to January 2008. All termination payments have now been made.

In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. During the three months ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the three months ended December 31, 2008, the Company reversed the charge as the Company was not required to pay the severance expense to the employee. All severance benefits have now been paid.

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

Income Taxes. During the fiscal year ended September 30, 2009, we recognized $3.4 million of non-cash deferred tax expense related to taxable income in the United Kingdom. It is expected that we will recognize a total of approximately $1.7 million of non-cash deferred tax expense during fiscal year 2010. We expect the deferred tax expense to be reduced in future years.

Effective October 1, 2007, the Company adopted a FASB guidance on tax provisions and reclassified $0.2 million of gross unrecognized tax benefits to Other liabilities—non-current in our Consolidated Balance Sheets. As of September 30, 2009, the Company had $1.0 million of gross unrecognized tax benefits. As of September 30, 2009, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Consolidated Financial Statements for additional information.

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

Revenue Recognition. We derive revenues from licenses of our software and related services, which include assistance in implementation, customization and integration, post-contract customer support or PCS, training and consulting. The amount and timing of our revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

For arrangements with multiple elements, we recognize revenue for services and PCS based upon the fair value VSOE of the respective elements. The fair value VSOE of the services element is based upon the standard hourly rates we charge for the services when such services are sold separately. The fair value VSOE for annual PCS is generally established with the contractual future renewal rates included in the contracts, when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and fair value VSOE exists for all undelivered elements, we account for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by relevant accounting guidance on software revenue recognition. In multiple element transactions where VSOE is not established for an undelivered element, we recognize revenue upon the establishment of VSOE for that element or when the element is delivered.

At the time we enter into a transaction, we assess whether any services included within the arrangement related to significant implementation or customization essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, we recognize license revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by relevant accounting guidance on software revenue recognition. For contracts that involve significant implementation or customization essential to the functionality of our products, we recognize the license and professional consulting services revenue using either the percentage-of-completion method or the completed contract method.

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

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements where we retain the intellectual property being developed and intend to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of the guidance on software revenue recognition are met. Expenses associated with these co-development arrangements are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

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

For arrangements with multiple elements accounted for under the relevant accounting guidance on revenue recognition where we determine we can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. If the undelivered element is PCS, or other services, an amount equal to the estimated value of the services to be rendered prior to the next payment becoming due is allocated to the undelivered services. The residual of the payment is allocated to the delivered elements of the arrangement.

For arrangements with multiple elements accounted for under the relevant accounting guidance where we determine we can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. Amounts are first allocated to the undelivered elements included in the arrangement, as payments become due or are received, the residual is allocated to the delivered elements.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $17.9 million (including long-term accounts receivable of $0.9 million) with an allowance for doubtful accounts of $0.3 million as of September 30, 2009. Our gross accounts receivable balance was $25.5 million with an allowance for doubtful accounts of $0.6 million as of September 30, 2008. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Based upon current economic conditions, the Company has reviewed accounts receivable and has recorded allowances as deemed necessary.

Probability of the outcome of our current litigation. As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 10, “Litigation” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, we record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Stock-based Compensation Expense. We estimate the fair value of share-based payment awards on the date of grant using the Black-Scholes model. The determination of the fair value of shared-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

We used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimates of fair values and meet the fair value objectives of the FASB standard on stock compensation. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The standard on stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of the FASB standard in future periods, the compensation expense that we record under the FASB standard may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the September 30, 2009 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 4% or 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model. See Note 12 to the Consolidated Financial Statements for detailed information about stock-based compensation.

Accounting for Income Taxes. As part of the process of preparing our Consolidated Financial Statements we are required to estimate our income taxes in accordance with a FASB standard in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Operations.

At September 30, 2009, we had $74.8 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Prior to fiscal year 2008, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results at the subsidiary level and the reorganization of our intellectual property, our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that as of September 30, 2009 we will have future taxable income sufficient to realize $5.2 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs and capital allowances residing in the United Kingdom. On September 30, 2008, we had

released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2009 through future periods, we expect to continue incurring tax expense related to the United Kingdom; however, to the extent that such tax expense is offset by the utilization of NOLs and capital allowances, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated DTAs, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2009, the balance of the valuation allowance is approximately $69.6 million.

Effective October 1, 2007, the Company adopted a FASB guidance on tax provisions that prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of this FASB guidance is explained in Note 11 to the Consolidated Financial Statements.

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

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. Recently, due to the decline of our stock price, our market capitalization, and the general economic climate we have assessed our long-lived assets and intangible assets and determined that no impairment charge was necessary. At September 30, 2009, the market capitalization of the Company exceeded the book value of the Company.

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

We determined that we have one reporting unit. We completed a goodwill impairment review for the period ended September 30, 2009 and performed Step 1 of the goodwill impairment analysis required by a FASB standard on “Goodwill and Other Intangible Assets”, and concluded that goodwill was not impaired as of September 30, 2009 using the methodology described above. Accordingly, Step 2 was not performed. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount.

Restructuring Expenses. In the past several years, we have implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring expenses related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Cost to terminate contracts represents contract termination costs related to the restructuring plan. Lease termination costs and brokerage fees for the abandoned facilities were estimated for the remaining lease obligations and were offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to new agreements with landlords, new subleases with tenants, potential defaults on existing subleases, or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts. See Note 6 to the Consolidated Financial Statement for detailed information regarding restructuring expense.

Determining Functional Currencies for the Purpose of Consolidation. We have several foreign subsidiaries that together account for a significant portion of our revenues, expenses, assets and liabilities.

In preparing our Consolidated Financial Statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the Consolidated Statement of Operations or as a separate part of our net equity under the caption “Accumulated Other Comprehensive Income.” Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

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

Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, foreign currency translation gains and losses are included as part of Accumulated Other Comprehensive Income within our Consolidated Balance Sheets for all periods presented.

The magnitude of foreign currency gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro, the Canadian Dollar, and the Chinese Yuan. Any future translation gains or losses could be significantly larger or smaller than those reported in previous periods. In June 2009, a long term intercompany account from the U.S. parent to the U.K. subsidiary in the original amount of $22.9 million was settled. The settlement of this long term intercompany account resulted in a foreign currency translation gain which is classified as a component of Accumulated Other Comprehensive Income in the September 30, 2009 Consolidated Balance Sheet. At September 30, 2009, approximately $15.7 million of our cash and cash equivalents were held by our subsidiaries outside of the United States as compared to $39.3 million at September 30, 2008.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for detailed information regarding status of new accounting standards.

IFRS

International Financial Reporting Standards (IFRS) is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of IFRS by U.S. issuers starting in 2014. Implementation of IFRS reporting would be in staged transition periods based upon the Company’s filing status. Based upon the current filing status, the Company would begin IFRS filing for the year ended September 30, 2017. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our Consolidated Financial Statements, and we will continue to monitor the development of the potential implementation of IFRS.

Results of Operations

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Consolidated Financial Statements included elsewhere in this Annual Report.

	Years Ended September 30,
	2009		2008		2007
Consolidated Statements of Operations Data:
Revenues:
License	$22,462	29%	$34,111	30%	$54,052	43%
Service	55,000	71	78,853	70	70,495	57
Total revenues	77,462	100	112,964	100	124,547	100
Cost of revenues:
License	400	1	1,059	1	1,813	2
Service	22,249	29	34,012	30	30,329	24
Amortization of intangible assets	1,211	1	1,211	1	1,211	1
Total cost of revenues	23,860	31	36,282	32	33,353	27
Gross profit	53,602	69	76,682	68	91,194	73
Operating expenses:
Sales and marketing	26,786	34	34,722	31	32,597	26
Research and development	18,998	25	25,598	22	27,546	22
General and administrative	13,293	17	17,995	16	19,898	16
Restructuring expense	784	1	—	—	6,543	6
Total operating expenses	59,861	77	78,315	69	86,584	70
Income (loss) from operations	(6,259)	(8)	(1,633)	(1)	4,610	3
Interest income, net	520	1	2,383	2	2,198	2
Other income, net	9	—	417	—	822	1
Income (loss) before income taxes	(5,730)	(7)	1,167	1	7,630	6
Provision for income taxes	5,034	7	102	—	1,602	1
Net income (loss)	$(10,764)	(14)%	$1,065	1%	$6,028	5%

Comparison of the Year Ended September 30, 2009 to the Year Ended September 30, 2008

Revenues

License Revenue

The increase or decrease of license revenue occurring within our three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is generally recognized under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the years ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
License Revenue:
Enterprise Foundation solutions	$5,996	$19,615	$(13,619)	(69)%
Marketing Director solutions	3,904	6,744	(2,840)	(42)
Decision Management solutions	12,562	7,752	4,810	62
Total license revenue	$22,462	$34,111	$(11,649)	(34)%

Total license revenue decreased $11.6 million, or 34%, for the year ended September 30, 2009 compared to the same period of the prior year. The change in license revenue is the result of fewer sales transactions and transactions of smaller magnitude being executed in the comparative periods, primarily due to the current economic climate. Additionally, customer demand for our Enterprise Foundation solutions has decreased while demand for our Decision Management solutions has increased due to our near term shift of focus of our sales staff towards Decision Management solutions rather than Enterprise Foundation solutions. However, our Decision Management solutions generally generate smaller revenue per transaction than our Enterprise Foundation solutions. License revenue as percentage of total revenue was 29% and 30% for the fiscal years ended September 30, 2009 and 2008, respectively.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within our three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Service Revenue:
Enterprise Foundation solutions	$32,123	$54,805	$(22,682)	(41)%
Marketing Director solutions	9,765	12,721	(2,956)	(23)
Decision Management solutions	13,112	11,327	1,785	16
Total service revenue	$55,000	$78,853	$(23,853)	(30)%

Total service revenue decreased $23.9 million or 30 % for the year ended September 30, 2009 compared to the same period of the prior year. The change in service revenue was primarily from decreases of $14.5 million from consulting revenue, $6.0 million associated with support and maintenance revenue, $1.1 million in training revenue and $2.3 million in expense reimbursement revenue. The decrease in consulting revenue is directly related to the decrease in license revenues for comparable periods since the majority of our customers use some form of our consulting services in connection with their projects. We derived more of our license revenues from Decision Management solutions rather than Enterprise Foundation solutions which require less consulting services.

See the Financial Trend section for further analysis of revenues.

Cost of Revenues

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to a banking product that was completed and available for general release in August 2005 and third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Cost of license revenue	$400	$1,059	$(659)	(62)%
Percentage of total revenue	1%	1%

Cost of license revenues decreased $0.7 million or 62% for the year ended September 30, 2009 as compared to the same period of the prior year. The change was primarily from amortization of third party technology which became fully amortized in fiscal year 2008. In addition, we reduced royalty costs associated with third party technology included in our products.

Service

Cost of service revenue consists primarily of personnel costs, third-party consulting costs, facility and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS support services.

The following table sets forth our cost of service revenue for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Cost of service revenue	$22,249	$34,012	$(11,763)	(35)%
Percentage of total revenue	29%	30%

Cost of service revenue decreased by $11.8 million or 35% for the year ended September 30, 2009 as compared to the same period of the prior year. The change was primarily from decreases of $2.3 million in employee related costs, $0.1 million in recruiting expense, $6.2 million of consultant expense, $0.5 million in facility expense, and $2.7 million in travel expense. The 35% decrease in service cost is consistent with the 30% decrease in service revenue. The decrease in employee related costs is primarily from an 8% reduction in average headcount and reduction in employee bonuses earned. See Note 6 to the Consolidated Financial Statement for more details regarding the reduction in headcount. We also utilized fewer third party consultants because of the decrease in service revenue.

Gross Margins

See the Financial Trend section for our analysis of gross margins.

Amortization of Intangible Assets (included in Cost of Revenues)

Amortization of intangible assets cost consists of the amortization of amounts paid for developed technologies, customer lists, and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Amortization of intangible assets	$1,211	$1,211	$—	—%
Percentage of total revenue	1%	1%

These costs are solely related to the $6.1 million of intangible assets associated with the acquisition of KiQ in December 2004. We expect amortization expense for intangible assets to be $ $0.3 million in the first quarter of fiscal year 2010 at which time the balances will be fully amortized.

Operating Expenses

Sales and Marketing

Sales and marketing expense is composed primarily of costs associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee compensation and benefits, commissions and bonuses, benefits, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Sales and marketing costs	$26,786	$34,722	$(7,936)	(23)%
Percentage of total revenue	34%	31%

Sales and marketing expenses decreased $7.9 million or 23% for the year ended September 30, 2009 as compared to the same period of the prior year. The change was primary from decreases of $4.9 million in employee related costs, $0.4 million in recruiting expense, $0.2 million in consultant expense, $0.9 million in sales and marketing programs, $0.4 million in facility expense, and $1.1 million in travel expense. The decrease in employee related costs is primarily from a 9% reduction in average headcount and reductions in employee commissions and bonuses earned. In addition we canceled or reduced the scope of several sales events due to the current economic climate.

Research and Development

Research and development expense is composed primarily of costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation, benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Research and development costs	$18,998	$25,598	$(6,600)	(26)%
Percentage of total revenue	25%	22%

Research and development expense decreased $6.6 million or 26% for the year ended September 30, 2008 as compared to the same period of the prior year. The change was primarily from decreases of $3.6 million in employee related costs, $0.1 million in recruiting expense, $2.0 million in consultant expense, $0.5 million in facility expense, and $0.4 million in travel expense. The decrease in employee related costs is primarily from a 24% reduction in average headcount.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation, bonuses, stock compensation expense, benefits, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
General and administrative costs	$13,293	$17,995	$(4,702)	(26)%
Percentage of total revenue	17%	16%

General and administrative expense decreased $4.7 million or 26% for the year ended September 30, 2009 as compared to the same period of the prior year. The change is primarily from decreases of $2.8 million in employee related costs, $0.2 million in recruiting expense, $0.3 million in consultant expense, $0.3 million in travel expense, $1.0 million in professional services, $0.7 million in bad debt expense offset by $0.6 million in higher facility expense. The decrease in employee related costs is primarily from a 26% reduction in average headcount. The decrease in professional services is primarily from decreases in accounting services, tax services, and legal services. The increase in facility expense is primarily from the renewal of our Cupertino headquarters lease.

Restructuring Expense

In October 2008, the Company initiated a restructuring plan, intended to align its resources and cost structure with expected future revenues. The restructuring plan includes reductions in headcount and third party consultants across all functional areas in both North America and Europe. The restructuring plan includes a reduction of approximately 13% of the Company’s permanent workforce. A significant portion of the positions eliminated were in North America.

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. We paid the severance costs and other contract termination costs in the first quart of fiscal year 2009.

In July 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. During the three months ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the three months ended December 31, 2008, the Company reversed the charge as the Company was not required to pay the severance expense to the employee. All severance benefits have now been paid.

Stock-Based Compensation (Included in Individual Operating Expense and Cost of Revenue Categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the year ended September 30, 2009 and 2008 (in thousands):

	Years Ended September 30,
	2009	2008
Stock-based compensation expense:
Cost of revenues	$574	$490
Sales and marketing	889	922
Research and development	418	586
General and administrative	1,787	2,127
Total stock-based compensation expense	$3,668	$4,125

For the year ended September 30, 2009, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $3.7 million which is a combination of $2.9 million associated with stock options, $0.4 million associated with restricted stock awards or RSAs, and $0.4 million associated with restricted stock units or RSUs.

For the year ended September 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.1 million which is a combination of $3.8 million associated with stock options, $0.3 million associated with RSAs, and zero associated with RSUs. On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. As part of the reduction in workforce, an executive left the Company which resulted in the modification of his stock options as the right to exercise the stock options was extended by the Board of Directors. The net charge to stock compensation expense for the modification was less than $0.1 million.

Stock compensation decreased in fiscal year 2009 compared to fiscal year 2008 primarily due to new option grants with lower fair value.  The weighted average estimated fair value of stock options granted for fiscal year 2009 was $1.25 as compared to $4.12 for fiscal year 2008.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents, and marketable securities offset by interest expense incurred in connection imputed under a FASB standard on restructuring accruals. The following table sets forth our interest income, net for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Interest income, net	$520	$2,383	$(1,863)	(78)%
Percentage of total revenue	1%	2%

Interest income, net, decreased $1.9 million or 78% for the year ended September 30, 2009 as compared to the same period of the prior year. The change is primarily from the decrease of cash and cash equivalents. We had higher average balances in fiscal year 2008 than in fiscal year 2009. Additionally, we earned less interest income due to lower average interest rates.

Other Income, Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign currency denominated subsidiaries. The following table sets forth our other income, net for the year ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Other income, net	$9	$417	$(408)	(98)%
Percentage of total revenue	—%	—%

Other income, net decreased $0.4 million or 98% for the year ended September 30, 2009 as compared to the same period of the prior year. The change is primarily due the re-measurement of our short-term intercompany balances and the changes in foreign exchange rates.

Provision for Income Taxes

These provisions for income taxes are primarily attributable to taxes on earnings from our foreign subsidiaries, certain foreign withholding taxes, and non-cash deferred tax expense on earnings of our UK subsidiaries. The following table sets forth our provision for income taxes for the years ended September 30, 2009 and 2008 (in thousands, except percentages):

	Years Ended September 30,
	2009	2008	Change	%
Provision for income taxes	$5,034	$102	$4,932	4,835%
Percentage of total revenue	7%	—%

Our provision for income taxes was $5.0 million and $0.1 million for the years ended September 30, 2009 and 2008, respectively. The $4.9 million increase in income taxes is primarily due to an increase in the taxable income of our UK subsidiaries which led to a non-cash tax expense of approximately $3.4 million, representing the utilization of available NOL carryforwards (as discussed further below), and an increase of $0.8 million in unrecoverable withholding tax payments related to sales transactions that occurred in Egypt, India, Poland, Portugal and Turkey compared to the year ended September 30, 2008. The remainder of our provision is primarily attributable to taxes on earnings from our foreign subsidiaries.

At September 30, 2009, we had $74.8 million in gross DTAs attributable principally to our NOLs and to a lesser extent temporary differences relating to deferred revenue. Prior to fiscal year 2008, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results at the subsidiary level and the reorganization of our intellectual property, our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that as of September 30, 2009 we will have future taxable income sufficient to realize $5.2 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs and capital allowances residing in the United Kingdom. On September 30, 2008, we had released (eliminated) the valuation allowance on our DTAs relating to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs). Beginning on October 1, 2009 through future periods, we expect to continue incurring tax expense related to the United Kingdom; however, to the extent that such tax expense is offset by the utilization of NOLs and capital allowances, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated DTAs, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2009, the balance of the deferred tax valuation allowance is approximately $69.6 million.

Comparison of the Year Ended September 30, 2008 to the Year Ended September 30, 2007

Revenues

License Revenue

The increase or decrease of license revenue occurring within our three different product groups is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. Licenses sold with essential consulting services are generally recognized as revenue under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion method is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. These orders typically involve consulting services that are essential to functionality of the respective licenses. The following table sets forth our license revenue by product emphasis for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
License Revenue:
Enterprise Foundation solutions	$19,615	$37,648	$(18,033)	(48)%
Marketing Director solutions	6,744	6,013	731	12
Decision Management solutions	7,752	10,391	(2,639)	(25)
Total license revenue	$34,111	$54,052	$(19,941)	(37)%

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

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within our three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Service Revenue:
Enterprise Foundation solutions	$54,805	$51,584	$3,221	6%
Marketing Director solutions	12,721	12,369	352	3
Decision Management solutions	11,327	6,542	4,785	73
Total service revenue	$78,853	$70,495	$8,358	12%

Total service revenue increased $8.4 million or 12 % for the year ended September 30, 2008 compared to the same period of the prior year. The increase in service revenue is primarily related to increases from $6.3 million of support and maintenance revenue, $0.5 million from consulting revenue, $0.8 million from training revenue and $0.8 million from expense reimbursement revenue. Support and maintenance revenue increased due to an increase in the number of customers subscribing to the service. If existing customers do not renew support and maintenance contracts, service revenues could decline. The changes in foreign exchange rates may also cause revenues related to prepaid contracts to be lower than ultimately recognized as revenue.

See the Financial Trend section for further analysis of revenues.

Cost of Revenues

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

Cost of service revenue increased by $3.7 million or 12% for the year ended September 30, 2008 as compared to the same period of the prior year. The increase was primarily from increases of $0.3 million in employee related costs, $3.5 million of consultant expense, $0.2 million of sales events, $0.1 million in travel expense offset by decreases of $0.1 million in legal services and $0.3 million in support and maintenance expense. The increase in consultant expense is the result of reduction of average headcount of 25% year over year. The 12% increase in service cost of revenues is consistent with the 12% increase in service revenue.

Gross Margins

See the Financial Trend section for our analysis of gross margins.

Amortization of Intangible Assets (included in Cost of Revenues)

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

Research and Development

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

Restructuring Expense

In October 2006, we initiated a restructuring plan that included an immediate reduction in positions of slightly more than 10% of the Company's workforce, consolidation of our European facilities, and the closure of our French office. A majority of the positions eliminated were in Europe. We recorded a pre-tax cash restructuring charge of $6.1 million as calculated using the net present value of the related costs. During the quarter ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. Also during March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. In quarter ended December 31, 2007, we negotiated a break clause in the lease allowing for an early termination of the United Kingdom facility which released us from any future rent liabilities subsequent to January 2008. All termination payments have now been made.

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

For the year ended September 30, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $4.1 million which is a combination of $3.8 million associated with stock options, $0.3 million associated with RSAs, and zero associated with RSUs. On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. As part of the reduction in workforce, an executive left the Company which resulted in the modification of his stock options as the right to exercise the stock options was extended by the Board of Directors. The net charge to stock compensation expense for the modification was less than $0.1 million.

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

Stock option expense increased from fiscal year 2007 to 2008, in part, due to a lower than expected forfeiture rate for 2008.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents and marketable securities, offset by interest expense incurred in connection with our capital leases and letters of credit and imputed under a FASB standard on restructuring accruals. The following table sets forth our interest income, net, in terms of absolute dollars for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

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

Other Income, Net

These gains and losses are primarily associated with foreign currency transaction gains or losses and the re-measurement of our short-term intercompany balances between the U.S. and our foreign subsidiaries with different functional currencies than the U.S. Dollar. The following table sets forth our other income, net in terms of absolute dollars for the years ended September 30, 2008 and 2007 (in thousands, except percentages):

	Years Ended September 30,
	2008	2007	Change	%
Other income, net	$417	$822	$(405)	(49)%
Percentage of total revenue	—%	1%

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

At September 30, 2008, we had $75.8 million in gross DTAs attributable principally to our NOLs. Historically, we have maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $10.0 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. Accordingly, we have released (eliminated) $10.0 million of the valuation allowance on our DTAs, of which $9.5 million is recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million is recognized as a credit (reduction) to the provision for income taxes. In future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. At September 30, 2008, the balance of the deferred tax valuation allowance was approximately $65.9 million.

Liquidity and Capital Resources

Prior to fiscal year 2007, we had not been profitable and we periodically generated cash through the issuance of our common stock. In fiscal year 2008, we repurchased and retired $18.6 million of our common stock. For the year ended September 30, 2009, we used cash from operating and investing activities and generated nominal cash from financing activities. It is anticipated that our current cash balances are adequate to fund operations for the next twelve months, however in the event we are not profitable, we would anticipate a decrease in cash and cash equivalents in the near term.

From September 30, 2008 to September 30, 2009 our current net accounts receivable balances have declined from $24.9 million to $16.7 million, accordingly, in the near term, significantly lower levels of cash will be derived from the collection of amounts currently due to the Company. Additionally, during the three months ended June 30, 2009 we billed and collected the final series of payments associated with a large telecommunications customer commitment that was entered into in December of 2007. Due to these circumstances, maintaining our cash balances at their current levels will be highly dependent upon our ability to enter into new license and service agreements with customers and the payment terms associated with these agreements. Historically we have been able to negotiate payment terms that were favorable to the Company. In the current economic environment we may not be as successful in negotiating payments terms that are as favorable as in the past. If bookings do not meet our expectations, or we are not able to negotiate favorable payment terms, we would anticipate a decrease in cash and cash equivalents in the near term.

Operating Activities

Cash used in operating activities was $3.8 million during the year ended September 30, 2009, which consisted primarily of our net loss of $10.8 million adjusted for non-cash items (primarily depreciation, amortization, non-cash stock-based compensation expense, provision for doubtful accounts, and other non-cash provision for income taxes) aggregating approximately $10.1 million and the net cash outflow effect from changes in assets and liabilities of approximately $3.1 million. This net cash outflow effect from changes in assets and liabilities was primarily related to decreases in deferred revenue of $5.7 million, accounts payable of $3.7 million, accrued expenses, other liabilities- non-current, and restructuring expense of $2.9 million and other assets of $0.6 million offset by increases in accounts receivable of $7.3 million and prepaid expenses and other current assets of $2.5 million. Deferred revenues declined as revenues were recognized at a rate faster than new bookings were recorded.

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

Cash provided by operating activities was $38.9 million during the year ended September 30, 2007, which consisted primarily of our net income of $6.0 million adjusted for non-cash items (depreciation, amortization, non-cash stock-based compensation expense, provision for doubtful accounts, loss on disposal of assets and other non-cash charges) aggregating approximately $7.8 million and the net cash inflow effect from changes in assets and liabilities of approximately $25.1 million. This net cash inflow effect from changes in assets and liabilities was primarily related to changes in deferred revenue of $36.6 million offset by changes in accounts receivable of $11.8 million The increase in deferred revenue was the result of sales transactions that were completed during the year ended September 30, 2007 for which revenue was not recognized until subsequent periods.

Investing Activities

Cash used in investing activities during the year ended September 30, 2009 was $0.5 million. The cash used was primarily for the purchase of property and equipment of $0.4 million and $0.1 million of capitalized porting software costs. The purchase of property and equipment was primarily for computer equipment and software used for day-to-day operations. During fiscal year 2009, property and equipment purchases were tightly controlled and spending levels were below historical levels. As computer equipment continues to age, the Company expects that it will need to increase equipment purchases in some future period. Additionally, we may use cash to fund acquisitions, purchase minority ownership interests in other companies, or fund investments in other businesses, technologies, or product lines.

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

Financing Activities

Cash provided by financing activities during the year ended September 30, 2009 consisted of proceeds from stock option exercises of $0.1 million. The majority of stock options outstanding have strike prices that exceed the current market value, accordingly we do not anticipate significant proceeds from stock option exercises in the near term.

Cash used in financing activities during the year ended September 30, 2008 was $17.9 million. The amount includes $18.6 million used in the repurchase of common stock offset by $0.7 million in proceeds from stock option exercises. The majority of stock options outstanding have strike prices that exceed the current market value, accordingly we do not anticipate significant proceeds from stock option exercises in the near term. The 2008 stock repurchase plan concluded, however, given the current share price of the Company’s common stock, additional share repurchases may be considered in the future periods.

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

Revolving Line of Credit

See Note 8 to the Consolidated Financial Statements for detailed information regarding our existing revolving line of credit. The Company may consider other bank borrowing options which it believes are commercially available to it. Such facilities generally allow for higher borrowing limits based on a percentage of annual recurring revenues.

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

Leases

Operating lease obligations in the table below include approximately $0.9 million for our Boston, Massachusetts facility operating lease commitments that are included in Restructuring expenses. As of September 30, 2009, the Company has $0.4 million in sublease income contractually committed for future periods relating to this facility. See Notes 6 and 9 to the Consolidated Financial Statements for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table below includes this lease commitment.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2009, we estimate that approximately $0.3 million will be required to fulfill these obligations

We have no material commitments for capital expenditures. Expenditures in the next 24 months may increase as the average age of laptops and servers has increased in 2009.

The following table presents certain payments due under contractual obligations as of September 30, 2009 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2010	Due in 2011-2012	Due in 2013-2014	Thereafter
Operating lease obligations	$11,154	$3,576	$5,196	$2,382	$—
Asset retirement obligations	321	—	321	—	—
Total	$11,475	$3,576	$5,517	$2,382	$—

Effective October 1, 2007, the Company adopted a FASB guidance on tax provisions and reclassified $0.2 million of gross unrecognized tax benefits to Other liabilities—non-current in our Consolidated Balance Sheets. As of September 30, 2009, the Company had $1.0 million of gross unrecognized tax benefits. As of September 30, 2009, the Company cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities. See Note 11 to the Consolidated Financial Statements for additional information.

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

We anticipate that operating expenses will continue to be a material use of our cash resources. We may utilize cash resources to fund acquisitions, purchase minority ownership interests in other companies, or fund investments in other businesses, technologies or product lines. In the long-term, we may require additional funds to support our working capital and operating expense requirements or for other purposes, and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. Failure to generate sufficient revenues or to control spending could adversely affect our ability to achieve our business objectives.

Indemnification

See Note 9 to the Consolidated Financial Statements for detailed information regarding our indemnifications.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we primarily invested in money market accounts and short-term certificates of deposit. Due to the nature of these investments, the Company did not have a material interest rate risk at September 30, 2009.

Foreign Currency Risk. International revenues accounted for approximately 65%, 48%, and 47% of total revenues for years ended September 30, 2009, 2008, and 2007 respectively. The Company’s international operations have increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro, the Canadian Dollar, and the Chinese Yuan. The Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. We do not hedge our exposure to foreign currency fluctuations.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the years ended September 30, 2009, 2008 and 2007, we recorded net foreign currency transaction gains and (losses), of approximately less than $(0.1) million, $0.3 million, and $0.6 million, respectively, which were recorded in Other income, net, in the Consolidated Statements of Operations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Chordiant Software, Inc. and Subsidiaries: Consolidated Financial Statements for the Years Ended September 30, 2009, 2008 and 2007.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Chordiant Software, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of Chordiant Software, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chordiant Software, Inc. at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chordiant Software Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 19, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
November 19, 2009

CHORDIANT SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$49,863	$55,516
Accounts receivable, net	16,708	24,873
Prepaid expenses and other current assets	4,006	8,168
Total current assets	70,577	88,557
Property and equipment, net	1,850	3,165
Goodwill	22,608	22,608
Intangible assets, net	303	1,514
Deferred tax assets—non-current	3,480	6,849
Other assets	2,491	2,007
Total assets	$101,309	$124,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,809	$7,711
Accrued expenses	6,334	9,456
Deferred revenue	28,704	33,503
Total current liabilities	38,847	50,670
Deferred revenue—long-term	9,257	12,831
Other liabilities—non-current	1,069	818
Restructuring costs, net of current portion	123	529
Total liabilities	49,296	64,848

Commitments and contingencies (Notes 6, 8, 9, and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized (500 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding at September 30, 2009 and 2008	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,208 and 30,076 shares issued and outstanding at September 30, 2009 and 2008, respectively	30	30
Additional paid-in capital	285,666	281,910
Accumulated deficit	(236,614)	(225,850)
Accumulated other comprehensive income	2,931	3,762
Total stockholders’ equity	52,013	59,852
Total liabilities and stockholders’ equity	$101,309	$124,700

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2009	2008	2007

Revenues:
License	$22,462	$34,111	$54,052
Service, including related party items aggregating nil, $116, and $252 for the years ended September 30, 2009, 2008, and 2007, respectively	55,000	78,853	70,495
Total revenues	77,462	112,964	124,547
Cost of revenues:
License	400	1,059	1,813
Service , including related party items aggregating nil, nil, and $72 for the years ended September 30, 2009, 2008, and 2007, respectively	22,249	34,012	30,329
Amortization of intangible assets	1,211	1,211	1,211
Total cost of revenues	23,860	36,282	33,353
Gross profit	53,602	76,682	91,194
Operating expenses:
Sales and marketing	26,786	34,722	32,597
Research and development	18,998	25,598	27,546
General and administrative	13,293	17,995	19,898
Restructuring expense	784	—	6,543
Total operating expenses	59,861	78,315	86,584
Income (loss) from operations	(6,259)	(1,633)	4,610
Interest income, net	520	2,383	2,198
Other income, net	9	417	822
Income (loss) before income taxes	(5,730)	1,167	7,630
Provision for income taxes	5,034	102	1,602
Net income (loss)	$(10,764)	$1,065	$6,028

Net income (loss) per share:
Basic	$(0.36)	$0.03	$0.19
Diluted	$(0.36)	$0.03	$0.18

Weighted average shares used in computing net income (loss) per share:
Basic	30,067	31,658	32,425
Diluted	30,067	31,957	33,261

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2006	32,030	$32	$286,440	$(232,943)	$3,696	$57,225
Comprehensive income:
Net income	—	—	—	6,028	—	6,028
Unrealized gain/loss on marketable securities, net	—	—	—	—	(2)	(2)
Foreign currency translation gain	—	—	—	—	899	899
Total comprehensive income	—	—	—	—	—	6,925
Exercise of stock options	1,328	1	6,113	—	—	6,114
Cancellation of restricted stock awards	(137)	—	—	—	—	—
Stock-based compensation-stock options	—	—	2,870	—	—	2,870
Stock-based compensation-restricted stock awards	—	—	150	—	—	150
Tax benefit from stock options	—	—	77	—	—	77
Balance at September 30, 2007	33,221	33	295,650	(226,915)	4,593	73,361
Comprehensive income:
Net income	—	—	—	1,065	—	1,065
Unrealized gain/loss on marketable securities, net	—	—	—	—	2	2
Foreign currency translation loss	—	—	—	—	(833)	(833)
Total comprehensive income	—	—	—	—	—	234
Exercise of stock options	135	0	730	—	—	730
Issuance of restricted stock awards	71	—	—	—	—	—
Repurchase and retirement of common stock	(3,351)	(3)	(18,595)	—	—	(18,598)
Stock-based compensation-stock options	—	—	3,777	—	—	3,777
Stock-based compensation-restricted stock awards	—	—	348	—	—	348
Stock-based compensation-restricted stock units	—	—	0	—	—	—
Balance at September 30, 2008	30,076	30	281,910	(225,850)	3,762	59,852
Comprehensive loss
Net loss	—	—	—	(10,764)	—	(10,764)
Foreign currency translation loss	—	—	—	—	(831)	(831)
Total comprehensive loss	—	—	—	—	—	(11,595)
Exercise of stock options	42	0	88	—	—	88
Issuance of restricted stock awards	90	—	—	—	—	—
Stock-based compensation-stock options	—	—	2,892	—	—	2,892
Stock-based compensation-restricted stock awards	—	—	369	—	—	369
Stock-based compensation-restricted stock units	—	—	407	—	—	407
Balance at September 30, 2009	30,208	$30	$285,666	$(236,614)	$2,931	$52,013

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(10,764)	$1,065	$6,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,636	1,766	1,611
Amortization of intangibles and capitalized software	1,504	2,149	2,133
Non-cash stock-based compensation expense	3,668	4,125	3,020
Excess tax benefits from stock-based compensation	—	—	(77)
Provision (reversal) for doubtful accounts	(125)	663	82
Non-cash provision (benefit) for income taxes	3,418	(511)	—
(Gain)/loss on disposal of assets	—	(8)	673
Accretion of discounts on investments	—	(56)	(131)
Other non-cash charges	—	—	445
Changes in assets and liabilities:
Accounts receivable	7,291	1,129	(11,825)
Prepaid expenses and other current assets	2,509	96	(59)
Other assets	(626)	(249)	2,585
Accounts payable	(3,694)	(222)	238
Accrued expenses, other long term liabilities and restructuring	(2,936)	(4,245)	(2,383)
Deferred revenue	(5,706)	(19,383)	36,573
Net cash provided by (used in) operating activities	(3,825)	(13,681)	38,913
Cash flows from investing activities:
Property and equipment purchases	(387)	(1,353)	(2,809)
Capitalized product development costs	(135)	(413)	(257)
Proceeds from release of restricted cash	—	223	215
Purchases of marketable securities and short term investments	—	(5,099)	(18,028)
Proceeds from sale and maturities of short term investments	—	17,322	6,000
Net cash provided by (used in) investing activities	(522)	10,680	(14,879)
Cash flows from financing activities:
Proceeds from exercise of stock options	88	730	6,191
Repurchase of common stock	—	(18,598)	—
Payment on capital leases	—	—	(96)
Excess tax benefits from stock-based compensation	—	—	77
Net cash provided by (used in) financing activities	88	(17,868)	6,172
Effect of exchange rate changes	(1,394)	(1,602)	2,503
Net increase (decrease) in cash and cash equivalents	(5,653)	(22,471)	32,709
Cash and cash equivalents at beginning of the year	55,516	77,987	45,278
Cash and cash equivalents at end of the year	$49,863	$55,516	$77,987
Supplemental cash flow information:
Cash paid for interest	$5	$2	$3
Cash paid for income taxes	$1,269	$567	$1,669

The accompanying notes are an integral part of these consolidated financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Chordiant Software, Inc., or the Company, or Chordiant, is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in insurance, healthcare, telecommunications, financial services, and other consumer direct industries. The Company was incorporated in California in March 1991 and reincorporated in Delaware in October 1997.

The Company delivers customer solutions that include software applications and tools and services that enable businesses to integrate their customer information and corporate systems so that they can have an accurate, real-time view of their customers across multiple forms of customer interaction. The Company also offers a suite of predictive and adaptive decisioning applications.

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles or GAAP in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

On an on-going basis, the Company evaluates the estimates, including those related to our allowance for doubtful accounts, the valuation of stock-based compensation, the valuation of goodwill and intangible assets, the valuation of deferred tax assets, restructuring expenses, contingencies, vendor specific objective evidence or VSOE of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of our revenue contracts. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ materially from these estimates under different assumptions or conditions.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. The Company invests primarily in money market funds as these investments have historically been subject to minimal credit and market risks.

Historically the Company’s marketable securities have been classified as available-for-sale. In accordance with a Financial Accounting Standards Board or FASB standard, available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of Stockholder’s Equity, net of any tax effect. Realized gains and losses and declines in value determined by management to be other than temporary on these investments are included in interest income and expense when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. As

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of September 30, 2009 and 2008, the Company held no marketable securities. For the year ended September 30, 2008, less than $0.1 million of gains were realized on the sale of marketable securities. For the years ended September 30, 2009 and 2007, no gains or losses were realized on the sale of marketable securities.

Restricted Cash

At September 30, 2009 and 2008, interest bearing certificates of deposit were classified as restricted cash. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Other assets in the Consolidated Balance Sheets. See Note 5 for restricted cash balances at each balance sheet date.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and borrowings are carried at cost, which approximates fair value because of the short-term nature of these instruments. The reported amount of borrowings approximates fair value because of the market value interest rates that these debts bear. As of September 30, 2009, the Company had no borrowings.

During the years ended September 30, 2009, 2008, and 2007, the Company did not enter into any foreign currency forward exchange contracts.

Revenue recognition

The Company derives revenue from licensing software and related services, which include assistance in implementation, customization and integration, post-contract customer support or PCS , training and consulting. All revenue amounts are presented net of sales taxes in the Company’s Consolidated Statements of Operations. The amount and timing of revenue is difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from period to period and could result in operating losses. The accounting rules related to revenue recognition are complex and are affected by the interpretation of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant estimates based on judgment.

For arrangements with multiple elements, the Company recognizes revenue for services and PCS based upon the fair value VSOE of the respective elements. The fair value VSOE of the services element is based upon the standard hourly rates charged for the services when such services are sold separately. The fair value VSOE for annual PCS is generally established with the contractual future renewal rates included in the contracts, when the renewal rate is substantive and consistent with the fees when support services are sold separately. When contracts contain multiple elements and fair value VSOE exists for all undelivered elements, the Company accounts for the delivered elements, principally the license portion, based upon the “residual method” as prescribed by relevant accounting guidance on software recognition. In multiple element transactions where VSOE is not established for an undelivered element, revenue is recognized upon the establishment of VSOE for that element or when the element is delivered.

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement relate to significant implementation or customization that is essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by relevant accounting guidance on revenue recognition. For contracts that involve significant implementation or customization services essential to the functionality of our products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method.

The percentage-of-completion method is applied when the Company has the ability to make reasonably dependable estimates of the total effort required for completion using labor hours incurred as the measure of progress towards

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

completion. The progress toward completion is measured based on the “go-live” date. The “go-live” date is defined as the date the essential product functionality has been delivered, or the application enters into a production environment or the point at which no significant additional Chordiant supplied professional service resources are required. Estimates are subject to revisions as the contract progresses to completion and these changes are accounted for as changes in accounting estimates when the information becomes known. Information impacting estimates obtained after the balance sheet date but before the issuance of the financial statements is used to update the estimates. Provisions for estimated contract losses, if any, are recognized in the period in which the loss becomes probable and can be reasonably estimated. When additional licenses are sold related to the original licensing agreement, revenue is recognized upon delivery if the project has reached the go-live date, or if the project has not reached the go-live date, revenue is recognized under the percentage-of-completion method. Revenue from these arrangements is classified as license and service revenue based upon the estimated fair value of each element using the residual method.

The completed contract method is applied when the Company is unable to obtain reasonably dependable estimates of the total effort required for completion. Under the completed contract method, all revenue and related costs of revenue are deferred and recognized upon completion.

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of the guidance on software revenue recognition are met. Expenses associated with these co-development arrangements are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral.

Revenue from subscription or term license agreements, which include software and rights to unspecified future products or maintenance, is recognized ratably over the term of the subscription period. Revenue from subscription or term license agreements, which include software, but exclude rights to unspecified future products and maintenance, is recognized upon delivery of the software if all conditions of recognizing revenue have been met, including that the related agreement is non-cancelable, non-refundable and provided on an unsupported basis.

For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

For arrangements with multiple elements accounted for under relevant accounting guidance where the Company determines it can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. If the undelivered element is PCS, or other services, an amount equal to the estimated value of the services to be rendered prior to the next payment becoming due is allocated to the undelivered services. The residual of the payment is allocated to the delivered elements of the arrangement.

For arrangements with multiple elements accounted for under the relevant accounting guidance where the Company determines it can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. Amounts are first allocated to the undelivered elements included in the arrangement, as payments become due or are received, the residual is allocated to the delivered elements.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Collectability is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is generally not requested from customers. If it is determined that the collection of a fee is not probable, the revenue is recognized at the time the collection becomes probable, which is generally upon the receipt of cash.

Stock-based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards or RSAs, restricted stock units or RSUs, and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated fair values in accordance with a FASB standard on stock compensation. The FASB standard requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statement of Operations.

The Company estimates the fair value of shared-based payment awards on the date of grant using the Black-Scholes model. We used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide better estimates of fair values and meet the fair value objectives of the FASB standard.

The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of stock options, RSAs, and RSUs is determined in accordance with the an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended September 30, 2009, 2008, and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The FASB standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no stock-based compensation expense related to the ESPP recognized during the years ended September 30, 2009, 2008 and 2007 as it’s currently suspended. See Note 12 for additional information.

Settlement of Intercompany Loan

In June 2009, a long term intercompany account from the U.S. parent to the U.K. subsidiary in the original amount of $22.9 million was settled. The settlement of this long term intercompany account resulted in a foreign currency translation gain which is classified as a component of Accumulated Other Comprehensive Income in the 2009 Consolidated Balance Sheet.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company estimates its allowance for doubtful accounts by analyzing accounts receivable for specific risk accounts as well as providing for a general allowance amount based on historical billing dispute percentages. The estimate considers historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. Based upon current economic conditions, the Company reviewed accounts receivable and has recorded allowances as deemed necessary.

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

	Year Ended September 30,
	2009	2008	2007
Vodafone Group Services Limited and affiliated companies	20%	11%	*
Citicorp Credit Services, Inc.	10%	22%	23%
International Business Machine (IBM)	*	*	16%

*          Represents less than 10% of total revenues.

At September 30, 2009, General Motors Corporation, the Royal Bank of Scotland plc, and Turkiye Is Bankasi, A.S. accounted for approximately 17%, 14% and 11% of our accounts receivable, respectively. At September 30, 2008, Citicorp Credit Services, Inc., Vodafone Group Services Limited and affiliated companies, and IBM accounted for approximately 19%, 18% and 13% of our accounts receivable, respectively.

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

During fiscal years 2008 and 2009, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.5 million associated with these products have been capitalized and included in Other Assets as of September 30, 2009. As porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the years ended September 30, 2009 and 2008, amortization expense, included in cost of revenue for licenses related to these products was $0.1 million and less than $0.1 million, respectively. As of September 30, 2009, the unamortized expense was approximately $0.4 million.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product were capitalized and included in Other assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the years ended September 30, 2009, 2008 and 2007, amortization expense, included in cost of revenue for licenses related to this product was $0.2 million, $0.2 million and less than $0.1 million, respectively. As of September 30, 2009, the unamortized expense was $0.1 million.

During the quarter ended September 30, 2004, technological feasibility for an acquired banking product was established through the completion of a detailed program design. Costs aggregating $2.7 million associated with this product were capitalized and included in Other assets as of September 30, 2005. During the quarter ended September 30, 2005, the product became available for general release and, accordingly, the costs capitalized commenced to be amortized. The capitalized costs were amortized using the straight-line method over the estimated economic life of the product which was 36 months. For the years ended September 30, 2008 and 2007, amortization expense related to this product was approximately $0.7 million and $0.9 million, respectively. As of September 30, 2008, the product was fully amortized.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Subsequent Events

The Company has evaluated subsequent events through the time that we filed these financial statements in our Form 10-K Report with the SEC on November 19, 2009.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the economic life of the asset or the lease term. Purchased internal-use software consists primarily of amounts paid for perpetual licenses to third party software applications, which are amortized over their estimated useful lives, generally three years. Depreciation and amortization expense was approximately $1.6 million, $1.7 million, and $1.5 million for the years ended September 30, 2009, 2008, and 2007, respectively.

As required by FASB guidance, the Company has recorded an Asset Retirement Obligation (ARO) of approximately $0.3 million and a corresponding increase in leasehold improvements. The FASB guidance requires the recognition of a liability for the fair value of a legally required conditional ARO when incurred, if the liability’s fair value can be reasonability estimated. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

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

Goodwill and Intangible Assets

As required by a FASB standard, the Company tests for impairment of goodwill and other indefinite-lived assets on an annual basis, or more frequently if indicators of impairment are present. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from one and one half to five years (See Note 5 to the Consolidated Financial Statements). The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any goodwill or intangible asset impairment charges in the years ended September 30, 2009, 2008, and 2007.

In the fiscal year ended September 30, 2008, the Company reduced goodwill by $9.5 million. The adjustment relates to a tax benefit attributable to our acquisition in the United Kingdom. The adjustment of goodwill is discussed in Note 11 to the Consolidated Financial Statements.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products or components of products. Royalty expense is generally based on a percentage of the underlying revenue and subject to minimum and maximum amounts. Royalty expense was approximately $0.4 million, $0.5 million, and $1.8 million for the years ended September 30, 2009, 2008, and 2007, respectively.

Advertising Costs

Advertising costs are expensed to sales and marketing expense as incurred. Advertising costs for the year ended September 30, 2009, 2008, and 2007 totaled approximately $0.2 million, $0.2 million, and $0.5 million, respectively.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Translation

The functional currency of our foreign entities is their respective local currency. Foreign currency assets and liabilities are translated at the current exchange rates at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in Accumulated Other Comprehensive Income (Loss) as a separate component of Stockholders’ Equity. Net gains and losses resulting from foreign exchange transactions are included in Other Income, Net. For the years ended September 30, 2009, 2008 and 2007, the Company recorded net foreign currency transaction gains and (losses) of approximately less than ($0.1) million, $0.3 million, and $0.6 million, respectively.

Income Taxes

In accordance with a FASB standard, income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Effective October 1, 2007, the Company adopted a FASB guidance on tax provisions that prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. The application of this FASB guidance is explained in Note 11 to the Consolidated Financial Statements.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with a FASB standard. Under the provisions of the FASB standard, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options, unvested RSAs (using the treasury stock method), and unvested RSUs (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. In accordance with the FASB standard, unvested performance based RSUs are not included in the computation of earnings per share as they are considered contingently issuable shares. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the fiscal year ended September 30, 2009.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Years ended September 30,
	2009	2008	2007

Net income (loss) available to common stockholders	$(10,764)	$1,065	$6,028
Denominator:
Weighted average common stock outstanding	30,067	31,658	32,650
Common stock subject to repurchase	—	—	(225)
Denominator for basic calculation	30,067	31,658	32,425

Effect of dilutive potential common shares	— (*)	252	836
Effect of dilutive RSAs and RSUs	— (*)	47	—
Denominator for diluted calculation	30,067	31,957	33,261

Net income (loss) per share – basic	$(0.36)	$0.03	$0.19
Net income (loss) per share – diluted	$(0.36)	$0.03	$0.18
(*) – Dilutive potential common shares are excluded from the calculation of diluted net loss per share.

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

September 30, 2009

Stock options	3,694
RSAs	90
RSUs	588
4,372

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standard Update or ASU that that amends software revenue recognition to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the effects of implementing this ASU.

In October 2009, the FASB issued an ASU that addresses criteria for separating the consideration in multiple-element arrangements. The ASU 1will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. The ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the effects of implementing this ASU.

In August 2009, the FASB issued an ASU on the fair value measurement of liabilities. This amendment provides guidance on estimating the fair value of a liability. It is effective in the first reporting period after issuance. The Company has evaluated the ASU and has determined that it will not have a significant impact on the determination or reporting of our financial results.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In June 2009, the FASB issued a standard that establishes a Codification as the single source of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The standard is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Company has evaluated the standard and determined that it does not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued a standard that provides further guidance on assessing the consolidation of variable interest entities or VIE. This standard will, among other things, establish new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies the characteristics that identify a VIE and contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The standard will be effective for annual financial statements for periods ending after November 15, 2009. The Company has evaluated the standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The standard will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The Company has evaluated the standard and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued a standard intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated the standard and determined that it does not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued guidance that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. The Company has evaluated the guidance and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued guidance which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated the guidance and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued guidance that amends the disclosure requirements relating to the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company has evaluated the guidance and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued guidance that amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December15, 2008. The Company has not had any business combinations on or after December 15, 2008 and therefore this guidance has not had an impact on our financial statements.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In November 2008, the FASB ratified guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method and therefore the guidance will not have a significant impact on the determination of our financial results.

In November 2008, the FASB ratified guidance that clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. The guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has evaluated the guidance and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In October, 2008, the FASB issued guidance that clarifies the application of fair value and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance is effective upon issuance, including prior periods for which financial statements have not been issued. The Company has evaluated the guidance and has determined that it will not have a significant impact on the determination or reporting of our financial results.

NOTE 4—FINANCIAL INSTRUMENTS AND FAIR VALUE

The Company adopted the provisions of a FASB standard effective October 1, 2008. Under the FASB standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of the FASB standard. The FASB standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of September 30, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds included in Cash and Cash Equivalents	$39,497	$39,497	$—	$—

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5— BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net, consists of the following (in thousands):

	September 30,
	2009	2008
Accounts receivable, net:
Accounts receivable	$17,017	$25,502
Less: allowance for doubtful accounts	(309)	(629)
	$16,708	$24,873

Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	September 30,
	2009	2008
Prepaid expense and other current assets:
Prepaid commissions and royalties	$582	$2,171
Deferred tax assets	1,684	3,102
Other prepaid expenses and current assets	1,740	2,895
	$4,006	$8,168

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30,
	2009	2008
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,580	$4,744
Purchased internal-use software (useful lives of 3 years)	3,381	3,323
Furniture and equipment (useful lives of 3 to 7 years)	739	749
Leasehold improvements (shorter of 7 years or the term of the lease)	2,741	2,811
	11,441	11,627
Accumulated depreciation and amortization	(9,591)	(8,462)
	$1,850	$3,165

Intangible Assets, Net

Intangible assets, net, consist of the following (in thousands):

	September 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets, net:
Developed technologies	$6,904	$(6,661)	$243	$6,904	$(5,765)	$1,139
Customer list and trade-names	2,731	(2,671)	60	2,731	(2,356)	375
	$9,635	$(9,332)	$303	$9,635	$(8,121)	$1,514

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over the assets estimated useful lives which are as follows: Developed technologies—one and one half to five years; trade-names—three to five years; and customer list—three to five years. Aggregate amortization expense for intangible assets totaled $1.2 million, $1.2 million, and $1.2 million for the years ended September 30, 2009, 2008, and 2007, respectively. The Company expects amortization expense on acquired intangible assets to be $0.3 million for the first quarter of fiscal year 2010 and become fully amortized.

Other Assets

Other assets consist of the following (in thousands):

	September 30,
	2009	2008
Other assets:
Long-term accounts receivable	$930	$—
Long-term restricted cash	90	89
Other assets	1,471	1,918
	$2,491	$2,007

The long-term account receivable balance represents a receivable from a single customer related to a multiple year maintenance renewal that occurred during the quarter ended March 31, 2009. This amount represents a payment which is due in the quarter ending March 31, 2011. All revenue associated with this receivable has been deferred and will be recognized as revenue over the term of the services performed. As of September 30, 2009, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,
	2009	2008
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$2,509	$5,088
Accrued restructuring expenses, current portion (Note 6)	408	538
Accrued third party consulting fees	505	1,264
Accrued income, sales and other taxes	1,786	1,678
Other accrued liabilities	1,126	888
	$6,334	$9,456

Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30,
	2009	2008
Deferred revenue:
License	$7,314	$12,465
Support and maintenance	29,959	32,908
Other	688	961
	37,961	46,334
Less: current portion	(28,704)	(33,503)
Long-term deferred revenue	$9,257	$12,831

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6—RESTRUCTURING

Restructuring Costs

Through September 30, 2009, the Company approved certain restructuring plans to, among other things, reduce its workforce, terminate contracts and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities, and (iii) contract termination costs. The Company accounted for each of these costs in accordance with a FASB standard or previous FASB guidance.

Retroactive application of the FASB standard to periods prior to January 1, 2003, was prohibited; accordingly, the accrual relating to facilities vacated prior to the effective date of the FASB standard continues to be accounted for in accordance with the previous guidance. Accruals for facilities that were restructured prior to 2003 do not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

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

•	Termination Costs—These costs represent contract termination costs related to the restructuring plan.

As of September 30, 2009, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total
Excess facilities	$408	$123	$531
Total	$408	$123	$531

As of September 30, 2009 and 2008, $0.4 million and $0.5 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements or the anticipated settlement dates.

As of September 30, 2009, all severance and termination benefits and contract termination costs have been paid.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2010	$408
2011	123
Total	$531

Included in the future minimum lease payments schedule above is an offset of $0.4 million of contractually committed sublease rental income.

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

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of September 30, 2009, all payments have been made.

	Severance and Benefits	Contract Termination Costs	Total
Provision	$758	$130	$888
Cash paid	(758)	(130)	(888)
Reserve balance as of September 30, 2009	$—	$—	$—

Fiscal Year 2007 Restructuring

In October 2006, the Company initiated a restructuring plan, the 2007 Restructuring, intended to align its resources and cost structure with expected future revenues. The restructuring plan included a balancing of service resources worldwide, elimination of duplicative functions internationally, and a shift in the U.S. field organization toward a focus on domain–based sales and pre-sales teams. As a result of the restructuring plan, management undertook a reduction of 33 positions or approximately 10% of the Company’s workforce and consolidation of the European headquarters in the United Kingdom and the closure of the France office.

As part of the 2007 Restructuring, the Company incurred a one-time restructuring expense of $6.1 million for severance and termination benefits, and excess facilities expensed to restructuring expense in the Consolidated Statements of Operations. The Company accrued lease costs pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs in France and the United Kingdom. During the three months ended March 31, 2007, the Company incurred an additional charge of $0.1 million for employee severance costs associated with the closure of the France office. In March 2007, the Company negotiated an early termination of the France office lease associated with its closure resulting in a $0.2 million reduction in the restructure facility liability. This reduction was recorded as an offset to restructuring expense in the period. The Company was able to terminate the France facility lease during the year ended September 30, 2007. In the quarter ended December 31, 2007, the Company negotiated an early termination option for the United Kingdom lease which terminated the lease in January 2008. All termination payments have now been made.

The following table summarizes the activity related to the 2007 Restructuring (in thousands):

	Severance and Benefits	Excess Facilities	Total
Provision	$1,752	$4,378	$6,130
Non-cash	4	(947)	(943)
Cash paid	(1,756)	(905)	(2,661)
Reserve balance as of September 30, 2007	—	2,526	2,526
Provision adjustment	—	(36)	(36)
Non-cash	—	(62)	(62)
Cash paid	—	(2,428)	(2,428)
Reserve balance as of September 30, 2008	$—	$—	$—

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fiscal Year 2005 Restructuring

In May 2005, the Company initiated an approximate 10% reduction in the Company’s workforce, or 2005 Restructuring, in order to improve profitability and control expenses. As part of the 2005 Restructuring, the Company incurred a one-time restructuring charge of $1.1 million in the fourth quarter ended September 30, 2005 for severance and termination benefits.

During the quarter ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, the Company reversed the charge as the Company was not required to pay the severance expense to the employee. As of September 30, 2009, all severance and termination benefits have been paid.

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

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2006	$1,862
Provision adjustment	353
Non-cash	1
Cash paid	(856)
Reserve balance as of September 30, 2007	1,360
Non-cash	—
Cash paid	(417)
Reserve balance as of September 30, 2008	943
Non-cash	—
Cash paid	(412)
Reserve balance as of September 30, 2009	$531

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a service provider agreement with Infogain Corporation, or Infogain. Samuel T. Spadafora, a former director and executive officer of the Company, is a director of Infogain. Mr. Spadafora terminated his relationship with the Company in November 2006.

Charles E. Hoffman, a director of the Company, is the former President and Chief Executive Officer of Covad Communications Group, Inc. (“Covad”), a former customer of ours.

In February 2008, Daniel A. Gaudreau became a director of the Company. Mr. Gaudreau is the Chief Financial Officer of Actuate Corporation, a provider of licensed technology to the Company.

The following presents the related party transaction balances (in thousands):

	Revenue			Cost of Revenues			Payments
	Year Ended September 30,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Infogain Corporation	$—	$—	$—	$—	$—	$72	$—	$—	$204
Covad Communications	—	116	252	—	—	—	—	—	—
Actuate Corporation	—	—	—	—	—	—	—	3	20
	$—	$116	$252	$—	$—	$72	$—	$3	$224

There were no accounts receivable, accounts payable or deferred revenue balances with these companies as of September 30, 2009 and 2008.

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

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of September 30, 2009, the Company had utilized $0.1 million of the standby commercial letters of credit limit which serves as collateral for a leased facility. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of September 30, 2009, the Company had not entered into any foreign exchange forward contracts. The Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of September 30, 2009, there were no outstanding balances on the revolving line of credit.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2014. Rent expense is recognized on a straight line basis over the lease terms.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Future minimum lease payments as of September 30, 2009 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2010	$3,576	$(294)	$3,282
2011	2,997	(86)	2,911
2012	2,199	—	2,199
2013	2,031	—	2,031
2014	351	—	351
Total minimum payments	$11,154	$(380)	$10,774

Operating lease obligations in the table above include approximately $0.9 million for our Boston, Massachusetts facility operating lease commitment that was included in Restructuring Expense. As of September 30, 2009, the Company has $0.4 million in sublease income contractually committed for future periods relating to this facility. See Note 6 for further discussion.

The office lease for our Cupertino headquarters was scheduled to expire on December 31, 2008. In July 2008, the Company renewed the lease for a five year period with an option to renew for an additional five years. The table above includes our lease commitment for this facility.

Rent expense for the years ended September 30, 2009, 2008, and 2007 totaled $2.6 million, $2.3 million, and $2.5 million, respectively. Certain operating leases included in the table above are part of our restructuring activities and lease payments on such leases are charged against the restructuring accrual.

Asset Retirement Obligations

As required by FASB guidance, the Company recorded an Asset Retirement Obligation (ARO) of approximately $0.3 million and a corresponding increase in leasehold improvements in the fiscal year 2007. The FASB guidance requires the recognition of a liability for the fair value of a legally required conditional ARO when incurred, if the liability’s fair value can be reasonability estimated. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

The Company’s ARO is associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2009, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

ARO payments as of September 30, 2009 are included in Other Long-term Liabilities in the Consolidated Balance Sheets and are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2010	$—
2011	147
2012	174
Total	$321

Other Obligations

The Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”), effective December 15, 2003, and in January 2009, the Company and Ness extended the Ness agreement through December 31, 2011. Pursuant to the Ness agreement, Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization,

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

product testing services, product development services and certain other identified technical and consulting services (collectively, the “Services”). Under the terms of the Ness agreement, the Company pays for services rendered on a monthly fee basis, including approved out-of-pocket expenses. If the Company terminates the Ness agreement for convenience prior to December 31, 2009, it may be required to pay a termination fee no greater than $0.5 million. The Company also had guaranteed certain equipment lease obligations of Ness for equipment acquired by Ness to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company was obligated under the agreement to reimburse Ness. Ness entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company had an outstanding standby letter of credit to guarantee Ness’ financial commitments under the lease. During the quarter ended June 30, 2009, the lease expired and the Company no longer has an obligation to reimburse Ness.

Indemnification

As permitted under Delaware law, the Company enters into indemnification agreements pursuant to which the Company is obligated to indemnify certain of its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The Company’s Bylaws similarly provide for indemnification of its officers, directors and employees under certain circumstances to the maximum extent permitted under Delaware law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and arrangements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements and arrangements is minimal. Accordingly, the Company has no liabilities recorded for these agreements or arrangements as of September 30, 2009.

The Company enters into standard agreements with indemnification provisions in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s customers or business partners, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

The Company may, at its discretion and in the ordinary course of business, enter into arrangements with our business partners whereby the business partners agree to provide services as subcontractors for the Company’s implementations. Accordingly, the Company enters into standard agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of September 30, 2009.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would account for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value of these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of September 30, 2009.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 10—LITIGATION

IPO Laddering

Beginning in July 2001, the Company and certain of its officers and directors (“Individuals”) were named as defendants in a series of class action stockholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption “In re Chordiant Software, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6222.” In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering (“IPO”), violated Section 11 of the Securities Act of 1933, as amended (“Securities Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Company’s IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act Section 15 and Exchange Act Section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPO’s of their common stock in the late 1990’s or in the year 2000 (collectively, the “IPO Lawsuits”).

On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Lawsuits had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that Notice of the settlement be published and mailed, and set a Final Fairness Hearing for September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval of the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, challenging the District Court’s certification of the settlement classes. Between October 29 and November 2, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement. Similar petitions and direct appeals may be filed by other shareholders. If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of its officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that the Company’s Marketing Director (“CMD”) software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights that had been owned by Netbula LLC and assigned to Mr. Yue, the sole employee and owner of Netbula. The alleged infringement included (a) distributing more copies of the PowerRPC software than had originally been authorized in a run time license Netbula granted to Chordiant Software, Intl., (b) infringement of a software developer kit (“SDK”) by making copies of the SDK in excess of those that had been licensed by Netbula, (c) making unauthorized derivative works of the SDK, (d) unauthorized distribution of PowerRPC for products operating on the Windows Vista platform, and (e) unauthorized distribution of PowerRPC for server based products.  Plaintiffs also alleged that the license Netbula granted to Chordiant Software, Int’l Ltd. should not be construed to authorize uses by its parent company, Chordiant Software, Inc.  Plaintiffs sought unspecified monetary damages, disgorgement of profits, and injunctive relief according to proof. On February 5, 2008, the Company and its officers and employees filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted, and as to lack of personal jurisdiction as to one employee. On July 23, 2008, the Court issued an order that (1) denied plaintiffs’ motion to disqualify counsel; (2) granted one employee’s motion to dismiss for lack of personal jurisdiction, with prejudice, and (3) granted the Company’s motion to dismiss, ruling that Mr. Yue’s company, Netbula LLC, is the real party in interest and must appear through counsel. The Court ruled that Netbula LLC could file an amended complaint within 45 days and join Mr. Yue as an individual plaintiff at that time.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On September 9, 2008, plaintiffs Dongxiao Yue and Netbula LLC filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of plaintiffs’ PowerRPC software:  claims for copyright infringement, unfair competition, and “accession and confusion of property” against the Company, and a claim for vicarious copyright infringement against the Company’s Chief Executive Officer and its former Vice President, General Counsel and Secretary (the “individual defendants”).

On September 20, 2008, the parties filed a stipulation allowing plaintiffs to file a Second Amended Complaint asserting the two causes of action for copyright infringement and vicarious copyright infringement, but not including the unfair competition and accession and confusion claims. The Second Amended Complaint sought unspecified monetary damages, disgorgement of profits, and injunctive relief according to proof. On November 10, 2008, the Company answered the complaint and asserted various affirmative defenses, including that the plaintiffs’ claims are barred by the existence of an express or implied license from the plaintiffs. On March 2, 2009, the Company filed a motion for summary judgment based on this defense. On July 9, 2009, the Court found triable issues about whether the Company held a license and accordingly denied the Company’s motion for summary judgment.

On November 10, 2008, the individual defendants filed a motion to dismiss on grounds that the plaintiffs failed to state a claim as to them. On March 20, 2009, the Court granted the motion to dismiss with leave for plaintiffs to amend their complaint. Plaintiffs filed a Third Amended Complaint on April 6, 2009, and the Company and individual defendants answered on April 23, 2009.

On May 29, 2009, as stipulated by the parties, the Court allowed plaintiffs to file a Fourth Amended Complaint to include allegations about the Company’s use in CMD of a different, additional Netbula product, an implementation of ONC RPC for Java. Plaintiffs filed the Fourth Amended Complaint on May 29, 2009, and the Company and the individual defendants answered on June 15, 2009.

Also in its May 29, 2009 order, the Court allowed discovery on all issues to proceed, set the close of discovery for October 30, 2009, and set the deadline for dispositive motions for December 14, 2010.

On September 24, 2009, the Court issued a trial scheduling order, with jury selection set for April 6, 2010, trial sessions on April 7-9 and April 13-16, arguments on April 20, 2010, and jury deliberation on April 21-23, 2010. The Court also set a final pretrial conference for March 22, 2010.

On October 30, 2009, both fact and expert discovery closed, although Plaintiffs and the Company each have pending motions to compel further discovery, with hearings set for November 17 and December 15, 2009.

On November 4, 2009, the parties stipulated to the dismissal, with prejudice, of the Company’s Chief Executive Officer from the case. On November 9, 2009, the Court ordered the dismissal of the Company’s Chief Executive Officer, leaving only one remaining individual defendant, the Company’s former general counsel.

On November 9, 2009, Plaintiffs filed a motion for partial summary judgment as to liability for copyright infringement of Plaintiffs’ implementation of ONC RPC for Java. Also on November 9, 2009, the Company filed a motion for summary judgment based on the Company’s rights to copy and distribute software under Plaintiffs’ licensing agreements. The Company also moved for summary judgment as to Plaintiffs’ ineligibility for statutory damages or attorney fees. The remaining individual defendant filed a motion for summary judgment as to vicarious infringement. All of these pending summary judgment motions are set to be heard on December 14, 2009.

The Company cannot predict the outcome or provide an estimate of any possible losses. The Company will continue to vigorously defend itself against the claims in these actions.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 11—INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years ended September 30,
	2009	2008	2007

United States	$(17,259)	$(657)	$(2,363)
Foreign	11,529	1,824	9,993
	$(5,730)	$1,167	$7,630

The provision for income tax expense (benefit) was comprised of the following (in thousands):

	Years ended September 30,
	2009	2008	2007
Current
United States	$—	$—	$150
International	1,619	586	1,431
State	(3)	27	21
	1,616	613	1,602
Deferred
United States	—	—	—
International	3,418	(511)	—
State	—	—	—
	3,418	(511)	—
	$5,034	$102	$1,602

The Company’s provision for income taxes is $5.0 million, $0.1 million and $1.6 million for the years ended September 30, 2009, 2008, and 2007, respectively. At fiscal year ended 2009, as compared to fiscal year ended 2008, the $4.9 million increase in income taxes is primarily due to an increase in the taxable income of the Company’s UK subsidiaries which led to a non-cash tax expense of approximately $3.4 million and an increase of $0.8 million in unrecoverable withholding tax payments related to sales transactions that occurred in Egypt, India, Poland, Portugal and Turkey. The remainder of the Company’s provision is primarily attributable to taxes on earnings from our foreign subsidiaries.

At fiscal year ended 2008, as compared to fiscal year ended 2007, the $1.5 million decrease in income taxes is primarily due to the reduction of taxable income, the reversal of valuation allowance on deferred tax assets of $0.5 million and a decrease in unrecoverable withholding tax payments related to sales transactions that occurred in Turkey and Poland.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax as follows (in thousands):

	Years ended September 30,
	2009	2008	2007

Income (loss) before income taxes	$(5,730)	$1,167	$7,630

Federal tax at 35 % statutory rate	$(2,005)	$408	$2,670
State tax (benefit), net of federal tax benefit	(211)	42	14
Stock-based compensation	593	599	531
Subpart F Income	210	444	—
Expenses not deductible for tax	195	73	81
Foreign tax at other than US rates	1,002	(564)	(2,067)
UK distribution	1,722	—	—
Valuation allowance	3,528	(900)	373
Provision for income taxes	$5,034	$102	$1,602

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets are as follows (in thousands):

	September 30,
	2009	2008
Net operating loss carryforwards	$55,649	$59,923
Accrued expenses and provisions	913	1,180
Tax credit carryforwards	5,050	3,899
Deferred revenue	8,184	7,033
Stock-based compensation	1,764	1,902
Depreciation and amortization	3,249	1,866
Gross deferred tax assets	74,809	75,803
Deferred tax valuation allowance	(69,645)	(65,852)
Net deferred tax assets	$5,164	$9,951

The valuation allowance increased by $3.8 million for period ended September 30, 2009. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including operating results, reversal of deferred tax liabilities, history of losses, and forecasts of future taxable income.

At September 30, 2009, the Company has $74.8 million in gross deferred tax assets (DTAs) attributable principally to net operating losses (NOLs). Prior to fiscal year 2008, the Company maintained a 100% valuation allowance on DTAs because it previously was unable to conclude that it is more-likely-than-not that it will realize the tax benefits of these DTAs.  Based on recent operating results at the subsidiary level and the reorganization of the Company’s intellectual property, current projections of disaggregated future taxable income has enabled the Company to conclude that it is more-likely-than-not that it will have future taxable income sufficient to realize $5.2 million of tax benefits from its deferred tax assets, which consist of that portion of net deferred tax assets attributable to net operating losses (NOLs) residing in the United Kingdom. On September 30, 2008, the Company had released (eliminated) $10.0 million of the valuation allowance on its DTAs, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million was recognized as a credit (reduction) to the provision for income taxes. In future periods, the Company expects to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs and capital allowances, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to U.S. generated deferred tax assets, the Company recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. The Company’s estimate of future taxable income considers available positive and negative evidence regarding current and future operations, including projections of income in various states and foreign jurisdictions.  The Company believes the estimate of future taxable income is reasonable; however, it is inherently uncertain, and if future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible.  Conversely, if the Company realizes unforeseen material losses in the future, or the ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At September 30, 2009, the balance of deferred tax valuation allowance is approximately $69.6 million.

At September 30, 2009, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $144.3 million and $36.2 million, respectively. Approximately $18.1 million of the federal net operating loss carryforwards represent net operating loss carryforwards related to Prime Response. In addition to the federal and state net operating loss carryforwards, the Company has approximately $13.6 million of net operating loss carryfowards that were generated in the United Kingdom, none of which will expire. Approximately $4.3 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and expire in fiscal years 2011 through 2029 and 2010 through 2029, respectively. At September 30, 2009, there are approximately $1.8 million of federal research and development credits and alternative minimum tax credits that

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

expire in 2025 through 2029. For the year ended September 30, 2009, there were also California state credits of approximately $4.0 million of which $3.9 million does not expire.

On September 23, 2008, the state of California enacted tax legislation on the utilization of net operating losses and credit limitations. Effective fiscal year 2009, any California net operating losses that the Company generates will have a 20 year carryforward period and effective for fiscal year ended 2012, will have a two year carryback period. In addition, for fiscal year 2009 through fiscal year 2010, the Company will be unable to utilize California net operating losses as they are being temporarily disallowed as a result of this legislation. This may give rise to tax expense for any such taxable income rising out of the disallowable 2 year period. Any disallowed California net operating losses that cannot be utilized during the disallowed period will be extended by two years. For fiscal year 2012, the carryback amount cannot exceed 50% of the net operating loss, for fiscal year 2013, the carryback cannot exceed 75% of the net operating loss, and for fiscal year 2014, the carryback cannot exceed 100% of the net operating loss. For the year ended September 30, 2009, the Company generated $3.7 million of additional net operating losses in California which will expire in 2029.

Effective fiscal year 2009, California business tax credits will be limited to 50% of the Company’s tax liability. The carryover period for disallowed credit will be extended by the number of tax years that the credit was disallowed.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. The Company has analyzed its historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from its deferred tax balances as a result of IRC Sec. 382 limitations.

At September 30, 2009, the Company has not provided for U.S. federal and state income taxes on foreign earnings which are expected to be invested outside of the U.S. indefinitely. Upon distribution of those earnings, the Company will be subject to U.S. income taxes (subject to a reduction of the foreign tax credit) and withholding taxes payable to the foreign countries where the foreign operations are located, if any.

The Company adopted a FASB guidance on tax provisions effective October 1, 2007. As a result of the implementation of this FASB guidance, the Company did not recognize a cumulative adjustment to the October 1, 2007 balance of retained earnings as the amount was deemed immaterial. As of October 1, 2007, the Company had gross unrecognized tax benefits of approximately $0.8 million. As of September 30, 2009, the Company had gross unrecognized tax benefits of approximately $1.0 million. The Company does not anticipate the total amount of our unrecognized tax benefits to significantly change over the next 12 months.

Total amount of unrecognized tax benefits (in thousands):

Balance at October 1, 2007	$831
Increase in balance due to current year tax position	153
Increase in balance due to prior year tax position	—
Reduction for prior year tax positions	(33)
Settlements	—
Balance at September 30, 2008	$951
Increase in balance due to current year tax position	70
Increase in balance due to prior year tax position	265
Reduction for prior year tax positions	(279)
Settlements	—
Balance at September 30, 2009	$1,007

In accordance with this FASB guidance, the Company has elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on unrecognized tax benefits as of September 30, 2008 was less than $0.1 million.

The Company is subject to taxation in the U.S., various states and foreign jurisdiction. Due to the Company’s tax loss position in prior years, all tax years are open to examination in the U.S. and state jurisdictions for generation of net operating losses and tax credits. The Company is also open to examination in various foreign tax jurisdictions for tax years 2003 and forward, none of which were individually material.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 12—STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan, or 2005 Plan, was approved by stockholders at the annual meeting on September 27, 2005. The 2005 Plan replaces the 1999 Equity Incentive Plan, or 1999 Plan and provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, RSAs, RSUs and other forms of equity compensation (collectively, the “stock awards”). The option price shall not be less than the fair market value of the shares on the date of grant and no portion may be exercised beyond ten years from that date. However, during the stock option review (see Note 3 in Notes to Consolidated Financial Statements of the 2006 Form 10-K), it was discovered that some options granted had the option price less than the fair market value of the shares on the date of grant. As more fully described on Form SC TO-I filed with the SEC on March 29, 2007, Chordiant amended these eligible options. Based on the terms of individual options grants, options granted under the 2005 Plan generally expire four to ten years after the grant date and generally becomes exercisable over a period of two to four years, with either yearly or monthly vesting. Under the 1999 Plan, stock options generally expire ten years after the grant date and vest over a period that is limited to five years, but were typically granted with a four-year vesting period. The stock option grant agreements allow for the early exercise of options granted to employees. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. Beginning September 27, 2005, no additional stock awards will be granted under the 1999 Plan. Shares remaining available for issuance pursuant to the exercise of options or settlement of stock awards under the 1999 Plan of approximately 0.5 million shares were added to the share reserve of the 2005 Plan and, as of September 27, 2005, became available for issuance pursuant to stock awards granted under the 2005 Plan. All outstanding stock awards granted under the 1999 Plan will remain subject to the terms of the 1999 Plan, except that the Board may elect to extend one or more of the features of the 2005 Plan to stock awards granted under the 1999 Plan. Any shares subject to outstanding stock awards granted under the 1999 Plan that expire or terminate for any reason prior to exercise or settlement shall be added to the share reserve of the 2005 Plan and become available for issuance pursuant to stock awards granted under the 2005 Plan. The 2005 Plan increased the number of shares available for issuance by 2.2 million shares of common stock from an aggregate total of approximately 0.5 million shares available under the 1999 Plan as of September 27, 2005, resulting in an aggregate of approximately 2.7 million shares available for future grant and issuance under the 2005 Plan at that date. In January 2007, November 2007, and November 2008, the Board amended the 2005 plan to increase the number of shares reserved for future issuance by 1.6 million, 0.7 million, and 0.7 million shares respectively. These amendments were approved by the stockholders at the 2007, 2008, and 2009 Annual Meetings of Stockholders. As of September 30, 2009, there were approximately 2.8 million shares reserved for future issuance and approximately 3.8 million options that were outstanding under the 2005 Plan.

In the quarter ended December 31, 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. In addition, new executives to the Company were also enrolled into the program during fiscal year 2008. The performance-based RSUs cliff vest at the end of a two year requisite service period, constituting the Company’s fiscal years 2008 and 2009, upon achievement of specified performance criteria established by the Compensation Committee of our Board of Directors. Total compensation cost for these awards is based on the fair market value of the shares at the date of grant. The portion of the total compensation cost related to the performance-based awards is subject to adjustment each quarter based on management’s assessment of the likelihood of achieving the two year performance criteria. As of September 30, 2009, management did not achieve the two year performance criteria and the 0.2 million grants were cancelled in October 2009.

During the fiscal year ended September 2009, the Company granted 0.5 million RSUs to executive officers, 0.1 million RSUs to non-executive management team members, and 0.1 million RSUs to a new management team member. The RSUs are equal to an equivalent number of shares of common stock. Vesting of the shares are time based with one third of the RSU’s vesting each year after the date of grant for a period of three years. Vested shares are subject to a two-year post-vesting holding period. In the event of certain changes in control of the Company, any unvested shares would automatically vest and vested shares subject to the holding period will be released.

2000 Nonstatutory Equity Incentive Plan

In March 2000, the Board adopted the 2000 Nonstatutory Equity Incentive Plan, or 2000 Plan. Stockholder approval of this plan was not required and was not obtained by the Company. The 2000 Plan provided for the grant of nonstatutory stock options and the issuance of restricted stock and stock bonuses to employees. Generally, stock options under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

remainder vesting in equal monthly installments over the remaining three years. In January 2007, the Board amended the 2000 Plan to reduce the number of shares available for future issuance to zero. No additional stock options will be granted under the 2000 Plan. As of September 30, 2009, there were approximately 0.3 million options outstanding under the 2000 Plan.

1999 Non-Employee Director Option Plan

The 1999 Non-Employee Director Stock Option Plan, or 1999 Director Plan, was adopted by the Board of Directors and became effective on the date of the Company’s initial public offering. The 1999 Director Plan was amended by the stockholders at the 2007 and 2009 Annual Meeting of Stockholders’. Under the amended 1999 Directors’ Plan, Directors will no longer receive stock options under the Directors’ Plan. Instead, continuing directors will be issued a single grant at each year’s annual meeting of the stockholders equal to a number of shares of restricted stock equal to $100,000 divided by the fair market value of the Company’s common stock on the date of the Annual meeting. These shares of restricted stock will vest on the earlier to occur of (1) the next annual meeting or (2) twelve (12) months from the date of grant. The maximum number of shares of restricted stock that a Board member may receive in connection with the annual grant of restricted stock under the Directors’ Plan is limited to 15,000 shares per year. New non-employee directors will receive a grant of restricted stock on substantially the same terms but with the number of shares and vesting schedule prorated in proportion to the amount time remaining between the grant and the first anniversary of the most recent annual meeting of stockholders. Such shares of restricted stock will be subject to a post-vesting holding period, such that the director may not sell or otherwise transfer any of the shares until the earliest of (1) the second anniversary of the vesting date, (2) the closing of a merger or sale of substantially all of the assets of the Company, (3) the certification by the Board that the director has suffered an unforeseeable emergency or (4) the death or disability of the director. Shares sold or withheld by the Company to cover applicable tax withholdings will not be deemed a violation of this holding period. Prior to January 2007, the amount reserved under the Directors’ Plan automatically increased on October 1st of each year by the greater of (1) 0.5% outstanding shares on such date or (2) the number of shares subject to stock awards made under the Directors’ Plan during the prior year. The Board amended and restated the Directors’ Plan to decrease the number of shares reserved for future issuance to 0.3 million shares and eliminated the automatic increase provision. As of September 30, 2009, approximately 0.1 million shares of common stock have been reserved for issuance and 0.2 million options are outstanding under the 1999 Director Plan.

On February 1, 2008, the Company’s Board members were granted 71,088 RSAs for their annual service award under the Directors’ Plan. The RSAs cliff vest at the earlier of the date of the first anniversary of the most recent Annual Meeting or on the date of the next Annual meeting. The shares vested during the fiscal year ended September 30, 2009.

On January 28, 2009, the Company’s Board members were granted 90,000 RSAs for their annual service award under the Directors’ Plan. The RSAs cliff vest at the earlier of the date of the first anniversary of the most recent Annual Meeting or on the date of the next Annual meeting.

Shareholder Rights Plan

On July 7, 2008, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was effective as of July 21, 2008 (the “Record Date”) with respect to the stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $20.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of one hundred (100) Common Shares.

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

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Stock Option Activity

The following table summarizes stock option activity under our stock option plans (in thousands, except per share data):

	Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 9/30/2009 of $3.89
Balance at September 30, 2006	3,689	$6.33
Granted	1,354	9.11
Options exercised	(1,328)	4.57
Options cancelled/forfeited	(537)	8.86
Balance at September 30, 2007	3,178	7.96
Granted	1,112	9.04
Options exercised	(135)	5.40
Options cancelled/forfeited	(493)	9.34
Balance at September 30, 2008	3,662	8.19
Granted	973	2.92
Options exercised	(42)	2.10
Options cancelled/forfeited	(899)	8.41
Balance at September 30, 2009	3,694	$6.82	6.32	$1,231
Vested and expected to vest at September 30, 2009	3,582	$6.86	6.26	$1,179
Exercisable at September 30, 2009	2,407	$7.24	5.96	$576

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009 (in thousands, except exercise prices and contractual life data):

	Options Outstanding and Exercisable				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/2009 of $3.89	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 09/30/09 of $3.89
$0.35 – 2.32	673	4.00	$2.30	$1,073	289	$2.27	$469
2.50 – 4.75	564	6.52	3.97	158	344	3.87	107
4.90 – 7.53	462	6.62	6.43	—	359	6.62	—
7.58 – 8.13	455	6.13	7.95	—	406	7.95	—
8.25 – 8.35	586	7.29	8.26	—	420	8.26	—
8.38 – 9.25	584	7.97	9.18	—	298	9.14	—
9.26 – 45.00	370	5.94	12.52	—	291	12.53	—
$0.35 – 45.00	3,694	6.32	$6.82	$1,231	2,407	$7.24	$576

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.89 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended September 30, 2009, 2008, and 2007 was $0.1 million, $0.8 million, and $8.5 million, respectively. As of September 30, 2009, total unrecognized compensation costs related to non-vested stock options was $3.4 million, which is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

Stock Award Activity

Non-vested stock awards are comprised of restricted stock awards and restricted stock units. The following table summarizes the stock award activity (in thousands, except per share data):

Non-vested Stock Awards	RSAs	RSUs		Total Number of Shares Underlying Awards	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2006	407	—		407	$6.08
Awarded	—	—		—	—
Vested/Released	(270)	—		(270)	5.37
Forfeited	(137)	—		(137)	7.49
Non-vested balance at September 30, 2007	—	—		—	—
Awarded	71	—	*	71	8.44
Vested/Released	—	—		—	—
Forfeited	—	—		—	—
Non-vested balance at September 30, 2008	71	—		71	8.44
Awarded	90	638	*	728	2.46
Vested/Released	(71)	—		(71)	8.44
Forfeited	—	(50)		(50)	2.32
Non-vested balance at September 30, 2009	90	588		678	$2.48
*  The number of RSUs granted is an estimate based upon management’s assessment of the likelihood of achieving the two year performance criteria.

The aggregate intrinsic value of unvested RSAs based upon the Company’s closing price of $3.89 as of September 30, 2009 was $0.4 million. As of September 30, 2009, total unrecognized compensation costs related to unvested RSAs was $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 0.6 year.

The aggregate intrinsic value of RSUs based upon the Company’s closing price of $3.89 as of September 30, 2009 was $2.3 million. As of September 30, 2009, total unrecognized compensation costs related to unvested RSUs was $1.1 million which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

In October 2007, the Company granted 0.2 million performance-based RSUs to selected executives of the Company pursuant to the 2005 Plan. Based upon management’s assessment of the likelihood of achieving the two year performance criteria, the Company has estimated that zero out of a maximum of 0.2 million of unvested RSUs with an average fair value of $13.99 per unit will be awarded at the end of the measurement period. For the years ended September 30, 2009 and 2008, zero stock compensation expense related to the performance-based RSUs has been recognized. As of September 30, 2009, management did not achieve the two year performance criteria and the 0.2 million grants were cancelled in October 2009.

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted a FASB standard, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, RSAs, and RSUs based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSAs, and RSUs for years ended September 30, 2009, 2008, and 2007 which was allocated as follows (in thousands):

	Years Ended September 30,
	2009	2008	2007
Stock-based compensation expense:
Cost of revenues	$574	$490	$313
Sales and marketing	889	922	744
Research and development	418	586	546
General and administrative	1,787	2,127	1,417
Total stock-based compensation expense	$3,668	$4,125	$3,020

Stock-based compensation expense recognized under the FASB standard for the year ended September 30, 2009 was $3.7 million which consisted of stock-based compensation expense related to employee stock options of $2.9 million, stock-based compensation expense related to RSAs of $0.4 million, and $0.4 million of stock-based compensation expense related to RSUs.

Stock-based compensation expense recognized under the FASB standard for the year ended September 30, 2008 was $4.1 million which consisted of stock-based compensation expense related to employee stock options of $3.8 million, stock-based compensation expense related to RSAs of $0.3 million, and zero stock-based compensation expense related to RSUs. On May 1, 2008, Chordiant implemented a reduction of approximately 10% of its workforce. As part of the reduction in workforce, an executive left the Company which resulted in the modification of his stock options as the right to exercise the stock options was extended by the Board of Directors. The net charge to stock compensation expense for the modification was less than $0.1 million.

Stock-based compensation expense recognized under the FASB standard for the year ended September 30, 2007 was $3.0 million which consisted of stock-based compensation expense related to employee stock options of $2.8 million and stock-based compensation expense related to RSAs of $0.2 million. During the quarter ended June 30, 2007, the Company completed a tender offer which resulted in the modification of certain options. The Company increased the exercise price of options previously issued at a discount to limit the potential adverse personal tax consequences that may apply to those stock options under Section 409A of the Internal Revenue Code and state law equivalents. When combined with the related cash bonus to be paid to the option holders in connection with the exchange, the net charge to compensation expense for during the quarter was $0.1 million.

The weighted-average estimated fair value of stock options granted for the years ended September 30, 2009, 2008, and 2007 was $1.25, $4.12, and $4.41 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2009	2008	2007
Expected lives in years	2.9	3.5	3.5
Risk free interest rates	1.6%	3.2%	4.7%
Volatility	62%	59%	63%
Dividend yield	0%	0%	0%

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for volatility, expected term, and risk free interest rate. The Company used the trinomial lattice valuation technique to determine the assumptions used in the Black-Scholes model. The trinomial lattice valuation technique was used to provide a better estimate of fair values and meet the fair value objectives of the FASB standard. The expected term of options granted is derived from historical data on employee exercises and post-vesting

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility rate is based on the historical volatility of our stock price.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended September 30, 2009, 2008, and 2007 is based on awards ultimately expected to vest. Fiscal years 2009, 2008 and 2007 have been reduced for estimated forfeitures. The FASB standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated forfeiture rate for the year ended September 30, 2009, 2008, and 2007 was based on historical forfeiture experience.

Accuracy of Fair Value Estimates

The Company uses available information including third-party analyses to assist in developing the fair value assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee and director stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options, RSAs, and RSUs. Although the fair value of stock options, RSAs, and RSUs is determined in accordance with a FASB standard and a SAB using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

401(k) Savings Plan

The Company sponsors a 401(k) Savings Plan (the “Plan”) for full-time employees in the United States. Under the Plan, each participant may elect to contribute part of their pre-tax compensation subject to annual maximum IRS limitations. The Plan allows the Company to match the employee’s contributions. Employee contributions are fully vested, whereas vesting in the Company’s matching contributions occurs at a rate of 33.3% per year of employment for the first three years and at 100% thereafter. The Company’s contributions to the 401(k) Plan totaled approximately $0.4 million, $0.6 million, and $0.4 million for the years ended September 30, 2009, 2008, and 2007, respectively.

Defined Contribution Plan

The Company also sponsors a defined contribution pension plan for the employees of Canada, the United Kingdom, the Netherlands, and Germany. The Company’s contributions to the pension plan totaled approximately $0.5 million, $0.6 million, and $0.4 million for the years ended September 30, 2009, 2008, and 2007, respectively.

1999 Employee Stock Purchase Plan

The 1999 ESPP was adopted by the Board of Directors and became effective on February 14, 2000, the date of the Company’s initial public offering. The number of shares reserved under the 1999 ESPP automatically increases on October 1st of each year by the greater of (1) 2% of the outstanding shares on such date or (2) the number of shares subject to stock awards made under this plan during the prior year. However, the automatic increase is subject to reduction by the Board of Directors. Notwithstanding the foregoing, the aggregate number of shares that may be sold under the 1999 ESPP shall not exceed 5.2 million shares. There were no purchases of common stock under the ESPP for the years ended September 2009, 2008 and 2007, as the plan is currently suspended. In January 2007, the Board amended the ESPP to reduce the number of shares available for future issuance to 0.4 million. Subsequently, during fiscal year 2009 and 2008, the shares reserved under the 1999 ESPP automatically increased by 0.6 and 0.7 million shares, respectively, at each date.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13—SEGMENT INFORMATION

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenues by product emphasis (in thousands):

	Years Ended September 30,
	2009	2008	2007
License revenue
Enterprise Foundation solutions	$5,996	$19,615	$37,648
Marketing Director solutions	3,904	6,744	6,013
Decision Management solutions	12,562	7,752	10,391
Total	$22,462	$34,111	$54,052

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, PCS and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Years Ended September 30,
	2009	2008	2007
Service revenue
Enterprise Foundation solutions	$32,123	$54,805	$51,584
Marketing Director solutions	9,765	12,721	12,369
Decision Management solutions	13,112	11,327	6,542
Total	$55,000	$78,853	$70,495

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Years Ended September 30,
	2009	2008	2007
North America	$27,018	$58,813	$65,701
Europe	50,444	54,151	58,846
Total revenues	$77,462	$112,964	$124,547

Included in foreign revenue results for Europe is revenue from the United Kingdom of $23.8 million, $24.7 million, and $28.3 million for the years ended September 30, 2009, 2008, and 2007, respectively.

Property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment, net by geographic area (in thousands):

	Years Ended September 30,
	2009	2008	2007
North America	$1,313	$2,250	$2,346
Europe	537	915	1,292
Total property and equipment, net	$1,850	$3,165	$3,638

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended September 30, 2009 and 2008:

Year ended September 30, 2009:

	Quarters -Ended
	September30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(in thousands, except per share data)
Revenues	$15,204	$20,878	$18,003	$23,377
Gross profit	$10,044	$15,468	$11,800	$16,290
Net loss	$(4,537)	$(22)	$(3,536)	$(2,669)

Net loss per share:
Basic	$(0.15)	$0.00	$(0.12)	$(0.09)
Diluted	$(0.15)	$0.00	$(0.12)	$(0.09)

Weighted average shares used in computing net loss per share:
Basic	30,109	30,092	30,059	30,008
Diluted	30,109	30,092	30,059	30,008

Year ended September 30, 2008:

	Quarters -Ended
	September30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(in thousands, except per share data)
Revenues	$28,398	$30,716	$24,716	$29,134
Gross profit	$19,667	$21,398	$15,598	$20,019
Net income (loss)	$1,260	$759	$(1,159)	$205

Net income (loss) per share:
Basic	$.04	$0.03	$(0.04)	$0.01
Diluted	$.04	$0.02	$(0.04)	$0.01

Weighted average shares used in computing net income (loss) per share:
Basic	29,995	30,262	33,066	33,292
Diluted	30,208	30,474	33,066	33,864

NOTE 15—STOCK REPURCHASE

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

There were no repurchases of the Company’s common stock during the years ended September 30, 2009 and 2007.

CHORDIANT SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 16—SUBSEQUENT EVENTS

Equity Compensation

In November 2009, the Company’s Board of Directors approved the grant of 455,600 shares of Stock Options and 618,300 RSUs to the employees and executives of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, our management has concluded that our internal over financial reporting was effective as of September 30, 2009.

BDO Seidman, LLP, our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of September 30, 2009. BDO Seidman, LLP’s report on the audit of internal control over financial reporting is included in Item 9A of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chordiant Software, Inc.
Cupertino, California

We have audited Chordiant Software, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chordiant Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chordiant Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chordiant Software, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 19, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
November 19, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended September 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, including information regarding securities authorized for issuance under our equity compensation plans, is incorporated by reference from the information to be contained in our Proxy Statement.

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

Please see the accompanying Index to Consolidated Financial Statements, which appears on page 55 of this report. The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 61 of this report are included in Item 8 above.

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended September 30, 2009, 2008, and 2007 are as follows (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Deductions / Adjustment	Balance at End of Period
Allowance for doubtful accounts
2009	$629	$(125)	$(195)	$309
2008	$165	$663	$(199)	$629
2007	$83	$82	$—	$165
Deferred tax asset valuation allowance
2009	$65,852	$—	$3,793	$69,645
2008	$88,899	$(511)	$(22,536)	$65,852
2007	$88,917	$—	$(18)	$88,899

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.	Form 10-K	11/20/2008
3.2	Certificate of Designation of Series A. Junior Participating Preferred Stock.	Form 8-K	7/11/2008
3.3	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008
4.1	Specimen Common Stock Certificate.	Form S-11 (No. 333-92187)	2/7/2000
4.2	Rights Agreement dated as of July 10, 2008 by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC	Form 8-K	7/11/2008
4.3	Form of Rights Certificate	Form 8-K	7/11/2008
10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement.	Form S-1 (No. 333-92187)	12/6/1999
10.2*	1999 Employee Stock Purchase Plan.	Form S-1 (No. 333-92187)	12/6/1999

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.3*	Amended and Restated 1999 Non-Employee Directors' Stock Option Plan	Form 10-Q	1/29/2009
10.4*	Form of Stock Option Agreement for 1999 Non-Employee Directors' Stock Option Plan.	Form S-1 (No. 333-92187)	1/19/2000
10.5*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement.
		Form 10-Q	1/29/2009
10.6*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice for Non-U.S. Directors and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement for Non-U.S. Directors.
		Form 10-Q	1/29/2009
10.7*	2000 Nonstatutory Equity Incentive Plan.	S-8 (No. 333-42844)	8/2/2000
10.8*	2005 Equity Incentive Plan, as amended.	Schedule 14A	12/17/2008
10.9*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Agreement.	Form 10-Q	1/29/2009
10.10*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement.	Form 10-Q	5/7/2009
10.11*
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Agreement for Non-U.S. Employees.
		Form 10-Q	1/29/2009
10.12*
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.
		Form 10-Q	5/7/2009
10.13*	Form of 2008-2009 Performance Share Unit Program Award Grant Notice	Form 10-K	11/15/2007
10.14*	Form of Stock Option Agreement for Steven R. Springsteel.	Form 8-K	2/2/2006
10.15*††	2008-2009 Performance Share Unit Program.	Form 10-K	11/15/2007
10.16*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K/A	11/25/2008
10.17*††	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan	Form 10-Q	5/7/2009
10.18*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-K/T	3/29/2005
10.19*	Form of Indemnity Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-Q	1/29/2009
10.20*	Board Member Agreement dated March 7, 2006 for Richard Stevens.	Form 8-K	3/10/2006

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.21*††	Chordiant Software, Inc. 2009 Vice President Worldwide Sales Incentive Bonus Plan.	Form 10-Q	5/7/2009
10.22*††	Chordiant Software, Inc. 2009 Vice President Worldwide Professional Services Incentive Bonus Plan.	Form 10-Q	5/7/2009
10.23*††	Chordiant Software, Inc. 2009 General Counsel Incentive Bonus Plan.	Form 10-Q	5/7/2009
10.24*	Amended and Restated Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and Steven R. Springsteel.	Form 8-K	11/25/2008
10.25*	Amended and Restated Change of Control Agreement dated November 25, 2008 by and between Chordiant Software, Inc. and Peter S. Norman.	Form 8-K	11/25/2008
10.26*	Amended Form of Change of Control Agreement by and between Chordiant Software, Inc. and certain of its executive officers	Form 8-K	11/25/2008
10.27*	Change of Control Agreement dated April 8, 2009 by and between Chordiant Software, Inc. and Marchai Bruchey.	Form 10-Q	7/30/2009
10.28*	Change of Control Agreement dated May 22, 2006 by and between Chordiant Software, Inc. and Frank Florence.	Form 10-Q	4/30/2007
10.29*	Separation Agreement dated May 1, 2008 by and between Chordiant Software Inc. and Derek P. Witte.	Form 10-Q	7/31/2008
10.30*	Separation Agreement by and between Chordiant Software, Inc. and David C. Cunningham dated February 13, 2009.	Form 10-Q	5/7/2009
10.31*	Separation Agreement by and between Chordiant Software, Inc. and Charles Altomare dated October 9, 2009.			X
10.32*	Offer Letter dated January 31, 2006 for Steven R. Springsteel.	Form 8-K	2/2/2006
10.33*	Offer Letter dated February 3, 2008 for Charles Altomare.	Form 10-K	11/20/2008
10.34*	Offer Letter dated July 18, 2008 for David Zuckerman.	Form 10-K	11/20/2008
10.35*	Offer Letter dated July 19, 2004 for Peter Norman.	Form 10-K	11/20/2008
10.36*	Offer Letter dated July 14, 2006 for P.K. Karnik.	Form 10-K	11/20/2008
10.37*	Offer Letter dated March 19, 2008 for Raymond Gerber.			X
10.38*	Offer Letter dated March 2, 2009 for Marchai Bruchey.	Form 10-Q	5/7/2009
10.39	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006.	Form 10-Q	5/4/2006
10.40	Modification to Second Amended and Restated Loan and Security Agreement dated June 30, 2008, by and between Chordiant Software, Inc., and Comerica Bank-California.	Form 10-Q	7/31/2008
10.41	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.42	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.43
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-K	2/9/2007
10.44††	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.45	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.46
Amendment Number Three dated December 21, 2007 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-Q	5/7/2009
10.47††	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.	Form 10-K	11/15/2007
10.48†	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007
10.49	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007
10.50†	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	11/15/2007
10.51	Master Professional Services Agreement dated June 6, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007
10.52†	Amendment No. 1 dated June 4, 2007 to the Master Professional Services Agreement dated June 6, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).			X
10.53†	Letter Agreement dated November 11, 2008 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-Q	5/7/2009
10.54	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.	Form 10-K	2/9/2007
10.55	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.	Form 10-K	2/9/2007
10.56††	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc.	Form 10-Q	8/10/2007
10.57†††	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003, as amended	Form 10-K	11/15/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.58	Addendum A to Master Services Agreement dated September 11, 2006 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	2/9/2007
10.59	Addendum A to the Master Services Agreement dated October 25, 2007 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	11/15/2007
10.60	Addendum A to Master Services Agreement dated August 15, 2008 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 8-K	8/29/2008
10.61††	Addendum B to Master Services Agreement dated March 28, 2006 by and among Chordiant Software, Inc., Ness USA, Inc., Ness Technologies, India Ltd. and Ness Technologies, Inc.	Form 10-K	11/20/2008
10.62	Addendum A to Master Services Agreement dated September 12, 2005 by and among Chordiant Software, Inc., Ness Global Services, Inc., Ness Technologies India Ltd. and Ness Technologies, Inc.	Form 10-K	11/20/2008
10.63†	Addendum C dated January 14, 2009 to the Master Services Agreement by and between Chordiant Software, Inc. and Ness USA, Inc. dated December 15, 2003, as amended.	Form 10-Q	1/29/2009
10.64	Addendum D dated March 20, 2009 to the Master Services Agreement by and between Chordiant Software, Inc. and Ness USA, Inc. dated December 15, 2003, as amended.	Form 10-Q	5/7/2009
10.65††	Global Framework Agreement dated December 21, 2007 by and between Chordiant Software, Inc. and Vodafone Group Services Limited.	Form 10-Q	2/7/2008
10.66	Memorandum of Understanding re Compromise and Settlement, dated May 29, 2008.	Form 8-K	6/3/2008
10.67	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form S-1 (No. 333-92187)	1/19/2000
10.68	First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	10-K	3/8/2004
10.69	Second Amendment to Cupertino City Center Net Office Lease dated March 10, 2006, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee	Form 10-K	11/20/2008
10.70	Third Amendment to Cupertino City Center Net Office Lease dated July 11, 2008, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form 10-Q	7/31/2008
21.1	Subsidiaries of Chordiant Software, Inc.	Form 10-Q	5/7/2009
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.			X
24.1	Power of Attorney (included on the signature pages hereto).			X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X
32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

††	Confidential treatment granted. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

†††	Confidential treatment extension requested. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on November 19, 2009.

CHORDIANT SOFTWARE, INC.

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

Signature	Title	Date

/s/ STEVEN R. SPRINGSTEEL	Chairman, President, and Chief Executive Officer	November 19, 2009
Steven R. Springsteel

/s/ PETER S. NORMAN	Chief Financial Officer and Principal Accounting	November 19, 2009
Peter S. Norman	Officer

/s/ RICHARD G. STEVENS	Director	November 19, 2009
Richard G. Stevens

/s/ DAVID R. SPRINGETT	Director	November 19, 2009
David R. Springett

/s/ WILLIAM J. RADUCHEL	Director	November 19, 2009
William J. Raduchel

/s/ ALLEN A.A. SWANN	Director	November 19, 2009
Allen A. A. Swann

/s/ CHARLES E. HOFFMAN	Director	November 19, 2009
Charles E. Hoffman

/s/ DANIEL A. GAUDREAU	Director	November 19, 2009
Daniel A. Gaudreau

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.	Form 10-K	11/20/2008
3.2	Certificate of Designation of Series A. Junior Participating Preferred Stock.	Form 8-K	7/11/2008
3.3	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008
4.1	Specimen Common Stock Certificate.	Form S-11 (No. 333-92187)	2/7/2000
4.2	Rights Agreement dated as of July 10, 2008 by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC	Form 8-K	7/11/2008
4.3	Form of Rights Certificate	Form 8-K	7/11/2008
10.1*	1999 Equity Incentive Plan and Form of Stock Option Agreement.	Form S-1 (No. 333-92187)	12/6/1999
10.2*	1999 Employee Stock Purchase Plan.	Form S-1 (No. 333-92187)	12/6/1999
10.3*	Amended and Restated 1999 Non-Employee Directors' Stock Option Plan	Form 10-Q	1/29/2009
10.4*	Form of Stock Option Agreement for 1999 Non-Employee Directors' Stock Option Plan.	Form S-1 (No. 333-92187)	1/19/2000
10.5*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement.
		Form 10-Q	1/29/2009
10.6*
Form of Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Grant Notice for Non-U.S. Directors and Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Directors’ Stock Option Plan Restricted Stock Award Agreement for Non-U.S. Directors.
		Form 10-Q	1/29/2009
10.7*	2000 Nonstatutory Equity Incentive Plan.	S-8 (No. 333-42844)	8/2/2000
10.8*	2005 Equity Incentive Plan, as amended.	Schedule 14A	12/17/2008
10.9*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Agreement.	Form 10-Q	1/29/2009
10.10*	Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement.	Form 10-Q	5/7/2009
10.11*
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Stock Option Agreement for Non-U.S. Employees.
		Form 10-Q	1/29/2009

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.12*
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees.
		Form 10-Q	5/7/2009
10.13*	Form of 2008-2009 Performance Share Unit Program Award Grant Notice	Form 10-K	11/15/2007
10.14*	Form of Stock Option Agreement for Steven R. Springsteel.	Form 8-K	2/2/2006
10.15*††	2008-2009 Performance Share Unit Program.	Form 10-K	11/15/2007
10.16*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K/A	11/25/2008
10.17*††	Chordiant Software, Inc. Fiscal Year 2009 Executive Incentive Bonus Plan	Form 10-Q	5/7/2009
10.18*	Form of Director Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-K/T	3/29/2005
10.19*	Form of Indemnity Agreement by and between Chordiant Software, Inc. and certain officers and directors of Chordiant Software, Inc.	Form 10-Q	1/29/2009
10.20*	Board Member Agreement dated March 7, 2006 for Richard Stevens.	Form 8-K	3/10/2006
10.21*††	Chordiant Software, Inc. 2009 Vice President Worldwide Sales Incentive Bonus Plan.	Form 10-Q	5/7/2009
10.22*††	Chordiant Software, Inc. 2009 Vice President Worldwide Professional Services Incentive Bonus Plan.	Form 10-Q	5/7/2009
10.23*††	Chordiant Software, Inc. 2009 General Counsel Incentive Bonus Plan.	Form 10-Q	5/7/2009
10.24*	Amended and Restated Change of Control Agreement dated November 24, 2008 by and between Chordiant Software, Inc. and Steven R. Springsteel.	Form 8-K	11/25/2008
10.25*	Amended and Restated Change of Control Agreement dated November 25, 2008 by and between Chordiant Software, Inc. and Peter S. Norman.	Form 8-K	11/25/2008
10.26*	Amended Form of Change of Control Agreement by and between Chordiant Software, Inc. and certain of its executive officers	Form 8-K	11/25/2008
10.27*	Change of Control Agreement dated April 8, 2009 by and between Chordiant Software, Inc. and Marchai Bruchey.	Form 10-Q	7/30/2009
10.28*	Change of Control Agreement dated May 22, 2006 by and between Chordiant Software, Inc. and Frank Florence.	Form 10-Q	4/30/2007
10.29*	Separation Agreement dated May 1, 2008 by and between Chordiant Software Inc. and Derek P. Witte.	Form 10-Q	7/31/2008
10.30*	Separation Agreement by and between Chordiant Software, Inc. and David C. Cunningham dated February 13, 2009.	Form 10-Q	5/7/2009
10.31*	Separation Agreement by and between Chordiant Software, Inc. and Charles Altomare dated October 9, 2009.			X
10.32*	Offer Letter dated January 31, 2006 for Steven R. Springsteel.	Form 8-K	2/2/2006
10.33*	Offer Letter dated February 3, 2008 for Charles Altomare.	Form 10-K	11/20/2008

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.34*	Offer Letter dated July 18, 2008 for David Zuckerman.	Form 10-K	11/20/2008
10.35*	Offer Letter dated July 19, 2004 for Peter Norman.	Form 10-K	11/20/2008
10.36*	Offer Letter dated July 14, 2006 for P.K. Karnik.	Form 10-K	11/20/2008
10.37*	Offer Letter dated March 19, 2008 for Raymond Gerber.			X
10.38*	Offer Letter dated March 2, 2009 for Marchai Bruchey.	Form 10-Q	5/7/2009
10.39	Second Amended and Restated Loan and Security Agreement by and between Chordiant Software, Inc. and Comerica Bank-California, successor in interest to Imperial Bank, dated March 8, 2006.	Form 10-Q	5/4/2006
10.40	Modification to Second Amended and Restated Loan and Security Agreement dated June 30, 2008, by and between Chordiant Software, Inc., and Comerica Bank-California.	Form 10-Q	7/31/2008
10.41	Master Agreement for Subcontracted Services dated June 14, 2002 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.42	Amendment Number One dated May 31, 2005 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.43
Amendment Number Two dated October 12, 2006 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-K	2/9/2007
10.44††	Statement of Work dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.45	Order Form Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.	Form 10-K	2/9/2007
10.46
Amendment Number Three dated December 21, 2007 to the Master Agreement for Subcontracted Services dated June 14, 2006 by and between Chordiant Software, Inc. and International Business Machines Corporation.
		Form 10-Q	5/7/2009
10.47††	Software License and Services Agreement dated September 28, 2006 by and between Chordiant Software, Inc. and Connecticut General Life Insurance Company.	Form 10-K	11/15/2007
10.48†	Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007
10.49	Amendment No. 1 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007
10.50†	License Schedule #5 dated December 8, 2006 to the Master Software License and Support Agreement dated March 21, 2006 by and between Chordiant Software and Citicorp Credit Services, Inc. (USA).	Form 10-K	11/15/2007
10.51	Master Professional Services Agreement dated June 6, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-K	2/9/2007

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.52†	Amendment No. 1 dated June 4, 2007 to the Master Professional Services Agreement dated June 6, 2006 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).			X
10.53†	Letter Agreement dated November 11, 2008 by and between Chordiant Software, Inc. and Citicorp Credit Services, Inc. (USA).	Form 10-Q	5/7/2009
10.54	Order Form Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and IBM Deustchland GmbH.	Form 10-K	2/9/2007
10.55	Software License and Services Agreement dated December 19, 2006 by and between Chordiant Software International GmbH and Deutsche Angestellten Krankenkasse.	Form 10-K	2/9/2007
10.56††	Master Agreement dated June 28, 2007 by and between WellPoint, Inc. and Chordiant Software, Inc.	Form 10-Q	8/10/2007
10.57†††	Master Services Agreement By and Between Chordiant Software, Inc. and Ness Technologies, Inc., Ness Global Services, Inc. and Ness Technologies India Ltd., dated December 15, 2003, as amended	Form 10-K	11/15/2007
10.58	Addendum A to Master Services Agreement dated September 11, 2006 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	2/9/2007
10.59	Addendum A to the Master Services Agreement dated October 25, 2007 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 10-K	11/15/2007
10.60	Addendum A to Master Services Agreement dated August 15, 2008 by and between Chordiant Software, Inc. and Ness USA, Inc.	Form 8-K	8/29/2008
10.61††	Addendum B to Master Services Agreement dated March 28, 2006 by and among Chordiant Software, Inc., Ness USA, Inc., Ness Technologies, India Ltd. and Ness Technologies, Inc.	Form 10-K	11/20/2008
10.62	Addendum A to Master Services Agreement dated September 12, 2005 by and among Chordiant Software, Inc., Ness Global Services, Inc., Ness Technologies India Ltd. and Ness Technologies, Inc.	Form 10-K	11/20/2008
10.63†	Addendum C dated January 14, 2009 to the Master Services Agreement by and between Chordiant Software, Inc. and Ness USA, Inc. dated December 15, 2003, as amended.	Form 10-Q	1/29/2009
10.64	Addendum D dated March 20, 2009 to the Master Services Agreement by and between Chordiant Software, Inc. and Ness USA, Inc. dated December 15, 2003, as amended.	Form 10-Q	5/7/2009
10.65††	Global Framework Agreement dated December 21, 2007 by and between Chordiant Software, Inc. and Vodafone Group Services Limited.	Form 10-Q	2/7/2008
10.66	Memorandum of Understanding re Compromise and Settlement, dated May 29, 2008.	Form 8-K	6/3/2008
10.67	Cupertino City Center Net Office Lease, dated June 19, 1998, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form S-1 (No. 333-92187)	1/19/2000

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Filed Herewith

10.68	First amendment to Cupertino City Center Net Office Lease, dated December 10, 2003, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	10-K	3/8/2004
10.69	Second Amendment to Cupertino City Center Net Office Lease dated March 10, 2006, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee	Form 10-K	11/20/2008
10.70	Third Amendment to Cupertino City Center Net Office Lease dated July 11, 2008, by and between Cupertino City Center Buildings, as Lessor, and Chordiant Software, Inc., as Lessee.	Form 10-Q	7/31/2008
21.1	Subsidiaries of Chordiant Software, Inc.	Form 10-Q	5/7/2009
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.			X
24.1	Power of Attorney (included on the signature pages hereto).			X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).			X
32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

††	Confidential treatment granted. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

†††	Confidential treatment extension requested. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

#
The certification attached as Exhibit 32.1 is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Chordiant Software, Inc., whether made before or after the date of this Form 10-K irrespective of any general incorporation language contained in such filing.

*	Management contract or compensatory plan or arrangement.