Form 10-Q
period 2009-12-31
CHORDIANT SOFTWARE INC
filed 2010-01-28
CIK 1042134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☒
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of January 15, 2010, there were 30,363,187 shares of the registrant’s common stock outstanding.

CHORDIANT SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2009	September 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$50,613	$49,863
Marketable securities	1,716	—
Accounts receivable, net	22,021	16,708
Prepaid expenses and other current assets	3,453	4,006
Total current assets	77,803	70,577
Property and equipment, net	1,638	1,850
Goodwill	22,608	22,608
Intangible assets, net	—	303
Deferred tax assets—non-current	3,224	3,480
Other assets	2,378	2,491
Total assets	$107,651	$101,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,534	$3,809
Accrued expenses	9,242	6,334
Deferred revenue	32,157	28,704
Total current liabilities	45,933	38,847
Deferred revenue—long-term	8,786	9,257
Other liabilities—non-current	1,151	1,069
Restructuring costs, net of current portion	21	123
Total liabilities	55,891	49,296

Commitments and contingencies (Notes 7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 51,000 shares authorized (500 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding at December 31, 2009 and September 30, 2009	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,362 and 30,208 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	30	30
Additional paid-in capital	286,583	285,666
Accumulated deficit	(237,586)	(236,614)
Accumulated other comprehensive income	2,733	2,931
Total stockholders’ equity	51,760	52,013
Total liabilities and stockholders’ equity	$107,651	$101,309

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2009	2008

Revenues:
License	$7,432	$7,941
Service	14,792	15,436
Total revenues	22,224	23,377
Cost of revenues:
License	134	98
Service	5,545	6,686
Amortization of intangible assets	303	303
Total cost of revenues	5,982	7,087
Gross profit	16,242	16,290
Operating expenses:
Sales and marketing	6,657	7,780
Research and development	5,354	5,259
General and administrative	4,504	4,402
Restructuring expense	144	784
Total operating expenses	16,659	18,225
Loss from operations	(417)	(1,935)
Interest income, net	29	292
Other income (expense), net	(90)	685
Loss before income taxes	(478)	(958)
Provision for income taxes	494	1,711
Net loss	$(972)	$(2,669)

Net loss per share:
Basic and diluted	$(0.03)	$(0.09)

Weighted average shares used in computing net loss per share:
Basic and diluted	30,180	30,008

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(972)	$(2,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	347	456
Amortization of intangibles and capitalized software	380	363
Non-cash stock-based compensation expense	889	965
Provision for doubtful accounts	(27)	202
Non-cash provision for income taxes	503	1,263
Changes in assets and liabilities:
Accounts receivable	(5,524)	2,736
Prepaid expenses and other current assets	318	1,203
Other assets	29	(44)
Accounts payable	751	(2,443)
Accrued expenses, other liabilities—non-current and restructuring	2,938	(256)
Deferred revenue	3,170	864
Net cash provided by operating activities	2,802	2,640
Cash flows from investing activities:
Property and equipment purchases	(131)	(180)
Capitalized product development costs	(11)	(13)
Increase in restricted cash	—	(1)
Purchases of marketable securities	(1,709)	—
Net cash used for investing activities	(1,851)	(194)
Cash flows from financing activities:
Proceeds from exercise of stock options	27	11
Net cash provided by financing activities	27	11
Effect of exchange rate changes	(228)	(4,198)
Net increase (decrease) in cash and cash equivalents	750	(1,741)
Cash and cash equivalents at beginning of period	49,863	55,516
Cash and cash equivalents at end of period	$50,613	$53,775

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—THE COMPANY

Chordiant Software, Inc. or the Company, or Chordiant, is an enterprise software vendor that offers software solutions for global business-to-consumer companies that seek to improve the quality of their customer interactions and to reduce costs through increased employee productivity and process efficiencies. The Company concentrates on serving global customers in insurance, healthcare, telecommunications, financial services and other consumer direct industries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, or 2009 Form 10-K, filed with the SEC.

All adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

On an on-going basis, the Company evaluates the estimates, including those related to the allowance for doubtful accounts, the valuation of stock-based compensation, the valuation of goodwill and intangible assets, the valuation of deferred tax assets, restructuring expenses, contingencies, Vendor Specific Objective Evidence, or VSOE, of fair value in multiple element arrangements and the estimates associated with the percentage-of-completion method of accounting for certain of its revenue contracts. The Company bases these estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

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

At the time a transaction is entered into, the Company assesses whether any services included within the arrangement relate to significant implementation or customization that is essential to the functionality of our products. For contracts for products that do not involve significant implementation or customization essential to the product functionality, the Company recognizes license revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by relevant accounting guidance on revenue recognition. For contracts that involve significant implementation or customization services essential to the functionality of the products, the license and professional consulting services revenue is recognized using either the percentage-of-completion method or the completed contract method.

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

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements, where the Company retains the intellectual property being developed, and intends to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of the guidance on software revenue recognition are met. Expenses associated with these co-development arrangements are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. There have been no such arrangements during the periods presented.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For arrangements with multiple elements where the Company determines it can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. If the undelivered element is PCS, or other services, an amount equal to the estimated value of the services to be rendered prior to the next payment becoming due is allocated to the undelivered services. The residual of the payment is allocated to the delivered elements of the arrangement.

For arrangements with multiple elements where the Company determines it can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. Amounts are first allocated to the undelivered elements included in the arrangement, as payments become due or are received, and the residual is allocated to the delivered elements.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. The Company invests primarily in money market funds as these investments have historically been subject to minimal credit and market risks.

Marketable Securities

Historically the Company’s marketable securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of Stockholder’s Equity, net of any tax effect. Realized gains and losses and declines in value determined by management to be other than temporary on these investments are included in Other income (expense), net when held. The Company periodically evaluates these investments for other-than-temporary impairment. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 3 for marketable securities at each balance sheet date.

Restricted cash

At December 31, 2009 and September 30, 2009, interest bearing certificates of deposit were classified as restricted cash. These restricted cash balances serve as collateral for letters of credit securing certain lease obligations. These restricted cash balances are classified in Other Assets in the Condensed Consolidated Balance Sheets. See Note 4 for restricted cash balances at each balance sheet date.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. To date, the Company has invested excess funds in money market

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Some of the Company’s current or prospective customers have recently been facing financial difficulties. Customers that have accounted for significant revenues in the past may not generate revenues in any future period, causing any failure to obtain new significant customers or additional orders from existing customers to materially affect operating results. The following table summarizes the revenues from customers that accounted for 10% or more of total revenues:

	Three Months Ended December 31,
	2009	2008
Royal Bank of Scotland plc	22%	*
Lloyds TSB Bank	11%	*
Citicorp Credit Services, Inc.	*	13%
Vodafone Group Services Limited and affiliated companies	*	25%

* Represents less than 10% of total revenues.

At December 31, 2009, Royal Bank of Scotland plc and Deutsche Angestellten Krankenkasse  accounted for approximately 20% and 11%, respectively, of accounts receivable. At September 30, 2009, General Motors Corporation, the Royal Bank of Scotland plc, and Turkiye Is Bankasi, A.S. accounted for approximately 17%, 14% and 11%, respectively, of accounts receivable.

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

During fiscal years 2008 and 2009 and the quarter ended December 31, 2009, technological feasibility to port existing products to new platforms was established through the completion of detailed program designs. Costs aggregating $0.6 million associated with these products have been capitalized and included in Other Assets as of December 31, 2009. As the porting of these products are completed, the capitalized costs are being amortized using the straight-line method over the estimated economic life of the product which is 36 months. For the three months ended December 31, 2009 and 2008, amortization expense, included in cost of revenue for licenses related to these products was less than $0.1 million for both periods. As of December 31, 2009 and 2008, the unamortized expense was approximately $0.4 million.

During the quarter ended September 30, 2006, technological feasibility to port an existing product to a new platform was established through the completion of a detailed program design. Costs aggregating $0.5 million associated with this product were capitalized and included in Other Assets as of September 30, 2007. This product was completed and became available for general release in July 2007, accordingly, the capitalized costs are being amortized using the straight-line method over the remaining estimated economic life of the product which is 36 months. For the three months ended December 31, 2009 and 2008, amortization expense, included in cost of revenue for license related to this product was less than $0.1 million for both periods. As of December 31, 2009, the unamortized expense was $0.1 million. As of December 31, 2008, the unamortized expense was $0.3 million.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the time that these financial statements were filed in Form 10-Q Report with the SEC on January 28, 2010.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, which consist of incremental shares issuable upon the exercise of stock options, unvested restricted stock awards (using the treasury stock method), and unvested restricted stock units (using the treasury stock method), are included in the calculation of diluted net income per share, in periods in which net income is reported, to the extent such shares are dilutive. The calculation of diluted net loss per share excludes potential common shares as their effect is anti-dilutive for the three months ended December 31, 2009 and 2008.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended December 31,
	2009	2008

Net loss attributable to common stockholders	$(972)	$(2,669)
Denominator:
Weighted average common stock outstanding for basic and diluted calculations	30,180	30,008

Net loss per share—basic and diluted	$(0.03)	$(0.09)

The following table sets forth the potential total common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive as of the dates indicated (in thousands):

	December 31, 2009	December 31, 2008

Employee stock options	4,276	4,212
Restricted stock awards (RSAs)	90	71
Restricted stock units (RSUs)	987	520
	5,353	4,803

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update, or ASU, that that removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific revenue accounting guidance for software and software related transactions. The ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company has evaluated the ASU and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In October 2009, the FASB issued an ASU that addresses criteria for separating the consideration in multiple-element arrangements. The ASU will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement, in the absence of VSOE or other third-party evidence of the selling price. The ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company has evaluated the ASU and has determined that it will not have a significant impact on the determination or reporting of our financial results.

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company’s investments are valued under a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table represents information about the Company’s investments measured at fair value on a recurring basis (in thousands).

	Fair value of investments as of December 31, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$33,930	$33,930	$—	$—
Marketable securities	1,716	1,716	—	—
Total	$35,646	$35,646	$—	$—

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair value of investments as of September 30, 2009
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$39,497	$39,497	$—	$—

The Company had the following available for sale securities as of December 31, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities	$1,709	$7	$—	$1,716

The Company had no marketable securities as of September 30, 2009. For the three months ended December 31, 2009 and September 30, 2009, no gains or losses were realized on the sale of marketable securities. The marketable securities represent common shares of SWK Holding Corporation (formerly Kana Software, Inc.), a publicly-traded company. These purchases were associated with the attempted, but unsuccessful, acquisition of the Company. As of December 31, 2009, due to the nature of these marketable securities, the Company has classified these marketable securities as available for sale and intends to hold these for less than one year.

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net, consists of the following (in thousands):

	December 31, 2009	September 30, 2009
Accounts receivable, net:
Accounts receivable	$22,213	$17,017
Less: allowance for doubtful accounts	(192)	(309)
	$22,021	$16,708

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2009	September 30, 2009
Prepaid expenses and other current assets:
Prepaid commissions and royalties	$689	$582
Deferred tax assets	1,449	1,684
Other prepaid expenses and current assets	1,315	1,740
	$3,453	$4,006

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2009	September 30, 2009
Property and equipment, net:
Computer hardware (useful lives of 3 years)	$4,667	$4,580
Purchased internal-use software (useful lives of 3 years)	3,414	3,381
Furniture and equipment (useful lives of 3 to 7 years)	743	739
Leasehold improvements (shorter of 7 years or the term of the lease)	2,738	2,741
	11,562	11,441
Accumulated depreciation and amortization	(9,924)	(9,591)
	$1,638	$1,850

Intangible assets, net

Intangible assets, net, consist of the following (in thousands):

	December 31, 2009			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Developed technologies	$6,904	$(6,904)	$—	$6,904	$(6,661)	$243
Customer list and trade-names	2,731	(2,731)	—	2,731	(2,671)	60
	$9,635	$(9,635)	$—	$9,635	$(9,332)	$303

All of the Company’s acquired intangible assets are subject to amortization and are carried at cost less accumulated amortization. Amortization is computed on a straight line basis over the estimated useful lives which are as follows:  Developed technologies—one and one half to five years; trade-names—three to five years; customer list—three to five years. Aggregate amortization expense for intangible assets totaled $0.3 million for each of the three month periods ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the intangible assets are fully amortized.

Other assets

Other assets consist of the following (in thousands):

	December 31, 2009	September 30, 2009
Other assets:
Long-term accounts receivable	$930	$930
Long-term restricted cash	88	90
Other assets	1,360	1,471
	$2,378	$2,491

The long-term account receivable balance represents a receivable from a single customer related to a multiple year maintenance renewal that occurred during the quarter ended March 31, 2009. This amount represents a payment which is due in the quarter ending March 31, 2011. All revenue associated with this receivable has been deferred and will be recognized as revenue over the term of the services performed. As of December 31, 2009, an allowance has not been provided for this receivable based on the Company’s assessment of the underlying customer’s credit worthiness.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2009	September 30, 2009
Accrued expenses:
Accrued payroll, payroll taxes and related expenses	$4,248	$2,509
Accrued restructuring expenses, current portion (Note 5)	519	408
Accrued third party consulting fees	505	505
Accrued income, sales and other taxes	2,684	1,786
Other accrued liabilities	1,286	1,126
	$9,242	$6,334

Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31, 2009	September 30, 2009
Deferred revenue:
License	$7,635	$7,314
Support and maintenance	32,219	29,959
Other	1,089	688
	40,943	37,961
Less: current portion	(32,157)	(28,704)
Long-term deferred revenue	$8,786	$9,257

NOTE 5—RESTRUCTURING

Restructuring Costs

Through December 31, 2009, the Company approved certain restructuring plans to, among other things, reduce its workforce, terminate contracts and consolidate facilities. Restructuring and asset impairment expenses have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring expenses have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities, and (iii) contract termination costs.

 Accruals for facilities restructured prior to 2003 do not reflect any adjustments relating to the estimated net present value of cash flows associated with the facilities.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Termination Costs—These costs represent contract termination costs related to the restructuring plan.

As of December 31, 2009, the total restructuring accrual consisted of the following (in thousands):

	Current	Non-Current	Total
Severance and termination benefits	$87	$—	$87
Excess facilities	432	21	453
Total	$519	$21	$540

As of December 31, 2009 and September 30, 2009, $0.5 million and $0.4 million, respectively, of the restructuring reserve are included in the Accrued Expenses line item on the Condensed Consolidated Balance Sheets. The allocation between current portion and long term portion is based on the current lease agreements or the anticipated settlement dates.

The Company expects to pay the excess facilities amounts related to the restructured or vacated leased office space as follows (in thousands):

Fiscal Year Ended September 30,	Total Net Future Minimum Lease Payments
2010 (nine months remaining)	$331
2011	122
Total	$453

Included in the future minimum lease payments schedule above is an offset of $0.3 million of contractually committed sublease rental income.

Fiscal Year 2010 Restructuring

In the quarter-ended December 31, 2009, the Company initiated a restructuring plan, the 2010 Restructuring, intended to consolidate and reduce the size of our management team. This resulted in a reduction of headcount. As a result of the cost-cutting measure, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2010, of approximately $0.1 million for severance costs. The following table summarizes the activity related to the 2010 Restructuring (in thousands):

Severance and Termination Benefits
Provision	$144
Cash paid	(57)
Reserve balance as of December 31, 2009	$87

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

As a result of the cost-cutting measures, the Company recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of December 31, 2008, all payments had been made.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Severance and Benefits	Contract Termination Costs	Total
Provision	$758	$130	$888
Cash paid	(758)	(130)	(888)
Reserve balance as of December 31, 2008	$—	$—	$—

Fiscal Year 2005 Restructuring

In May 2005, the Company undertook an approximate 10% reduction in our workforce. In connection with this action, the Company incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. During the quarter ended March 31, 2007, the Company incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, the Company reversed the charge as we were not ultimately required to pay the severance expense to the employee.

The following table summarizes the activity related to the 2005 Restructuring (in thousands):

Severance and Termination Benefits
Reserve balance as of September 30, 2008	$123
Provision adjustment	(104)
Non-cash	(19)
Cash paid	—
Reserve balance as of December 31, 2008	$—

Prior Restructurings

During fiscal year 2002, based upon the Company’s continued evaluation of economic conditions in the information technology industry and our expectations regarding revenue levels, the Company restructured several areas so as to reduce expenses and improve revenue per employee, or the 2002 Restructuring. As part of the 2002 Restructuring, the Company recorded a total workforce reduction expense relating to severance and termination benefits of approximately $2.0 million and $3.8 million for years ended December 31, 2003 and 2002, respectively. In addition to these costs, the Company accrued lease costs related to excess facilities of $0.2 million and $2.8 million during the years ended December 31, 2003 and 2002, respectively, pertaining to the consolidation of excess facilities relating to lease terminations and non-cancelable lease costs. This expense is net of estimated sublease income based on then current comparable rates for leases in the respective markets.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity related to the 2002 Restructuring (in thousands):

Excess Facilities
Reserve balance as of September 30, 2009	$531
Cash paid	(78)
Reserve balance as of December 31, 2009	$453

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended December 31,
	2009	2008

Net loss	$(972)	$(2,669)

Other comprehensive loss:
Change in foreign currency translation	(205)	(3,494)
Net change in unrealized gain from investments	7	—
Comprehensive loss	$(1,170)	$(6,163)

NOTE 7—BORROWINGS

Revolving Line of Credit

    The Company’s revolving line of credit with Comerica Bank expires on June 7, 2010. The terms of the agreement include a $5.0 million line of credit, available on a non-formula basis, and requires the Company to (i) maintain at least a $5.0 million cash balance in Comerica Bank accounts, (ii) maintain a minimum quick ratio of 2 to 1, (iii) maintain a liquidity ratio of at least 1 to 1 at all times, and (iv) subordinate any debt issuances subsequent to the effective date of the agreement, and certain other covenants. All assets of the Company have been pledged as collateral on the credit facility. As of December 31, 2009, the Company is in compliance with all covenants of the revolving line of credit.

The revolving line of credit contains a provision for a sub-limit of up to $5.0 million for issuances of standby commercial letters of credit. As of December 31, 2009, the Company had utilized $0.1 million of the standby commercial letters of credit limit which serves as collateral for a leased facility. The revolving line of credit also contains a provision for a sub-limit of up to $3.0 million for issuances of foreign exchange forward contracts. As of December 31, 2009, the Company had not entered into any foreign exchange forward contracts. The Company is required to secure the standby commercial letters of credit and foreign exchange forward contracts through June 7, 2010. If these have not been secured to Comerica Bank’s satisfaction, the Company’s cash and cash equivalent balances held by Comerica Bank automatically secure such obligations to the extent of the then continuing or outstanding and undrawn letters of credit or foreign exchange contracts.

Borrowings under the revolving line of credit bear interest at the lending bank’s prime rate. Except for the standby commercial letters of credit, as of December 31, 2009, there were no outstanding balances on the revolving line of credit.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire on various dates through 2014. Rent expense is recognized on a straight line basis over the lease term.

Future minimum lease payments as of December 31, 2009 are as follows (in thousands):

	Operating Leases	Operating Sublease Income	Net Operating Leases
Fiscal year ended September 30:
2010 (remaining nine months)	$2,684	$(196)	$2,488
2011	2,994	(86)	2,908
2012	2,201	—	2,201
2013	2,031	—	2,031
2014	351	—	351
Total minimum payments	$10,261	$(282)	$9,979

Operating lease payments in the table above include approximately $0.7 million for our Boston, Massachusetts facility operating lease commitment included in Restructuring accrual. As of December 31, 2009, the Company has $0.3 million in sublease income contractually committed for future periods relating to this facility. See Note 5 for further discussions.

Asset Retirement Obligations

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

The Company’s ARO is associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 31, 2009, the Company estimated that gross expected cash flows of approximately $0.3 million will be required to fulfill these obligations.

ARO payments as of December 31, 2009 are included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets and are estimated as follows (in thousands):

Payments
Fiscal year ended September 30:
2010	$—
2011	145
2012	172
Total	$317

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Obligations

In 2003, the Company entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”) and in January 2009, the Company and Ness extended the Ness agreement through December 31, 2011. Pursuant to the Ness agreement, Ness provides the Company’s customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services, product development services and certain other identified technical and consulting services (collectively, the “Services”). Under the terms of the Ness agreement, the Company pays for services rendered on a monthly fee basis and reimbursement of approved out-of-pocket expenses. If the Company had terminated the Ness agreement for convenience prior to December 31, 2009, it would have been required to pay a termination fee no greater than $0.5 million, however this cancellation penalty lapsed at December 31, 2009. The Company also had guaranteed certain equipment lease obligations of Ness for equipment acquired by Ness to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which the Company was obligated under the agreement to reimburse Ness. In 2006, Ness entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement the Company had an outstanding standby letter of credit to guarantee Ness’ financial commitments under the lease. During the quarter ended June 30, 2009, the lease expired and the Company no longer has an obligation to reimburse Ness.

Indemnification

As permitted under Delaware law, the Company enters into indemnification agreements pursuant to which the Company is obligated to indemnify certain of its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The Company’s Bylaws similarly provide for indemnification of its officers, directors and employees under certain circumstances to the maximum extent permitted under Delaware law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and arrangements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements and arrangements is minimal. Accordingly, the Company has no liabilities recorded for these agreements or arrangements as of December 31, 2009.

The Company enters into standard agreements with indemnification provisions in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and/or reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s customers or business partners, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

The Company may, at its discretion and in the ordinary course of business, enter into arrangements, generally with the Company’s customers or business partners, whereby the Company agrees to indemnify them for certain acts, such as personal property damage, by the Company.  The Company may also enter into arrangements with the Company’s business partners whereby the business partners agree to provide services as subcontractors for the Company’s implementations. Accordingly, the Company enters into standard agreements with its customers whereby the Company agrees to indemnify them for certain acts, such as personal property damage, by subcontractors. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited; however, the Company has general and umbrella insurance policies that may enable the Company to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company may assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments, if any, the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2009.

The Company warrants that its software products will perform in all material respects in accordance with standard published specifications and documentation in effect at the time of delivery of the licensed products to the customer for a specified period of time. Additionally, the Company warrants that maintenance and consulting services will be performed consistent with generally accepted industry standards. If necessary, the Company would account for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under product or services warranties to date. As a result, the Company believes the estimated fair value of these warranties is minimal. Accordingly, the Company has no amounts recorded for these contingent liabilities as of December 31, 2009.

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

On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that Notice of the settlement be published and mailed, and set a Final Fairness Hearing for September 10, 2009.  On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval of the settlement.  On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, challenging the District Court’s certification of the settlement classes.  Beginning on October 29, 2009, a number of shareholders filed direct appeals, objecting to final approval of the settlement.  If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, the Company and certain of its officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California by Dongxiao Yue under the caption “Dongxiao Yue v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.)”. The complaint alleged that the Company’s Marketing Director (“CMD”) software product infringed copyrights in certain software referred to as the “PowerRPC software,” copyrights that had been owned by Netbula LLC and assigned to Mr. Yue, the owner of Netbula.  On July 23, 2008, the Court issued an order that granted one employee’s motion to dismiss for lack of personal jurisdiction, with prejudice, and granted, with leave to amend, the Company’s motion to dismiss, ruling that Mr. Yue’s company, Netbula LLC, is the real party in interest and must appear through counsel.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 9, 2008, plaintiffs Yue and Netbula LLC filed a First Amended Complaint asserting four causes of action relating to the Company’s alleged unauthorized use and distribution of plaintiffs’ PowerRPC software:  claims for copyright infringement, unfair competition, and “accession and confusion of property” against the Company, and a claim for vicarious copyright infringement against the Company’s Chief Executive Officer and its former Vice President, General Counsel and Secretary (the “individual defendants”).  On September 20, 2008, the parties filed a stipulation allowing plaintiffs to file a Second Amended Complaint dropping the unfair competition and accession and confusion claims.  On November 10, 2008, the Company answered the Second Amended Complaint and asserted various affirmative defenses, including that the plaintiffs’ claims are barred by the existence of an express or implied license from the plaintiffs.  Also on November 10, 2008, the individual defendants filed a motion to dismiss, which the Court granted with leave to amend on March 20, 2009.  Plaintiffs filed a Third Amended Complaint on April 6, 2009.

On May 29, 2009, as stipulated by the parties, the Court allowed plaintiffs to file a Fourth Amended Complaint to include allegations about the Company’s use in CMD of a different, additional Netbula product—JavaRPC—an implementation of ONC RPC for Java.  Plaintiffs filed the Fourth Amended Complaint on May 29, 2009, and the Company and the individual defendants answered on June 15, 2009.  The Fourth Amended Complaint alleges that the Company infringed Plaintiffs’ copyrights by using PowerRPC and JavaRPC in the development and distribution of CMD, without the required licenses from Netbula.  The Fourth Amended Complaint seeks monetary damages, an accounting of profits, and injunctive relief according to proof.

On July 9, 2009, the Court found triable issues about whether the Company held a license in PowerRPC, and accordingly denied the Company’s motion for summary judgment as to that issue.

On October 30, 2009, both fact and expert discovery closed.

On November 9, 2009, as stipulated by the parties, the Court ordered the dismissal of the Company’s Chief Executive Officer from the case, leaving only one remaining individual defendant, the Company’s former general counsel, Mr. Derek Witte.  On December 21, 2009, the Court granted Mr. Witte’s motion for summary judgment, finding that he was not vicariously liable for the Company’s alleged infringement.

Also on December 21, 2009 the court granted the Company’s Motion for Summary Judgment as to Statutory Damages and Plaintiffs’ Attorneys’ Fees, ruling that Defendants are not entitled to recover statutory damages or attorneys’ fees under the Copyright Act.  In addition, the court granted the Company’s motion for summary adjudication regarding the Company’s status as a reseller, declaring that the Company, as a reseller for Chordiant Software International, Ltd., has the same distribution rights as its subsidiary under Netbula’s licenses.  Plaintiffs have moved for reconsideration of that ruling.  In that same Order, the Court also denied plaintiffs’ motion for summary judgment as to infringement of the copyrights in JavaRPC, finding triable issues of fact as to whether plaintiffs’ copyrights are valid, and as to whether Chordiant held a license to JavaRPC.

The Court has set a final pretrial conference for March 22, 2010.  Trial is scheduled for April 2010, with Jury selection set for April 6, 2010, trial sessions set for April 7-9 and April 13-16, closing arguments set for April 20, 2010, and jury deliberation set for April 21-23, 2010.

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

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—INCOME TAXES

The Company’s provision for income taxes was $0.5 million and $1.7 million for the quarter ended December 31, 2009 and 2008, respectively. The $1.2 million decrease in income taxes is primarily due to a decrease in non-cash tax expense in our UK subsidiary and a decrease in unrecoverable withholding tax payments related to sales transactions in India and Turkey compared to quarter ended December 31 2008.

Of the total $0.5 million of provision recognized in quarter ended December 31, 2009, a significant portion was related to a non-cash deferred tax expense for the recognition of taxable income in the United Kingdom. The remainder of the Company’s provision is attributable to taxes on earnings from the Company’s foreign subsidiaries, unrecoverable withholding taxes related to sales transactions that occurred in India and Turkey and a federal and research development tax refund benefit.

At September 30, 2009, the Company had $1.0 million of unrecognized tax benefits related to tax positions taken in prior periods, $0.5 million of which would affect the Company’s effective tax rate if recognized. As of December 31, 2009, the Company had gross unrecognized tax benefits of $1.1 million.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes. The Company had less than $0.1 million accrued for interest and penalties as of December 31, 2009.

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

At December 31, 2009, the Company has $74.3 million in gross deferred tax assets (DTAs) attributable principally to net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, the Company maintained a 100% valuation allowance on DTAs because it previously was unable to conclude that it is more-likely-than-not that it will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of the Company’s intellectual property into the U.S., current projections of disaggregated future taxable income has enabled the Company to conclude that it is more-likely-than-not that it will have future taxable income sufficient to realize $4.7 million of tax benefits from its deferred tax assets, which consist of that portion of net deferred tax assets attributable to net operating losses (NOLs) residing in the United Kingdom. On September 30, 2008, the Company had released (eliminated) $10.0 million of the valuation allowance on its DTAs related to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million was recognized as a credit (reduction) to the provision for income taxes. In future periods, the Company expects to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs and capital allowances, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to U.S. generated deferred tax assets, the Company recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. The Company’s estimate of future taxable income considers available positive and negative evidence regarding current and future operations, including projections of income in various states and foreign jurisdictions. The Company believes the estimate of future taxable income is reasonable; however, it is inherently uncertain, and if future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if the Company realizes unforeseen material losses in the future, or the ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2009 and September 30, 2009, the balance of deferred tax valuation allowance was approximately $69.6 million.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses that can be carried forward may be impaired or limited in certain circumstances. Under Section 382 of the Internal Revenue Code (IRC), as amended, a cumulative stock ownership change of more than 50% over a three-year period can cause such limitations. The Company has analyzed its historical ownership changes and removed any net operating loss carryforwards that will expire unutilized from its deferred tax balances as a result of an IRC 382 limitation. On September 30, 2009, the Company had federal research and development tax credit carryforwards of approximately $3.8 million. Due to Section 382 ownership changes under IRC Section 383, $2.1 million of the federal research tax credit carryforwards were subject to annual limitations and is expected to expire unutilized.

On September 30, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $144.3 million and $36.2 million, respectively. Approximately $18.1 million of the federal net operating loss carryforwards represent net operating loss carryforwards related to the acquisition of Prime Response in 2001. In addition to the federal and state net operating loss carryforwards, the Company has approximately $13.6 million of net operating loss carryforwards that are generated in the United Kingdom, none of which will expire. Approximately $4.3 million of additional net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes. These carryforwards are available to offset future federal and state taxable income and expire in fiscal years 2011 through 2029 and 2010 through 2029, respectively. At September 30, 2009, there were approximately $1.8 million of federal research and development credits that expire in 2025 through 2029. For the year-ended September 30, 2009, there were also California state credits of approximately $4.0 million of which $3.9 million do not expire.

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

NOTE 11—EMPLOYEE BENEFIT PLANS AND STOCK-BASED COMPENSATION

2005 Equity Incentive Plan

As of December 31, 2009, there were approximately 1.8 million shares available for future grant and approximately 4.8 million options and RSUs that are outstanding under the 2005 Equity Incentive Plan or 2005 Plan.

2000 Nonstatutory Equity Incentive Plan

As of December 31, 2009, there were approximately 0.3 million options that are outstanding under the 2000 Nonstatutory Equity Incentive Plan.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1999 Non-Employee Directors’ Option Plan

As of December 31, 2009, there were approximately 0.1 million shares of common stock are available for future grant and 0.2 million options that are outstanding under the 1999 Non-Employee Directors’ Option Plan or Directors’ Plan. In the quarter ended December 31, 2009, the Board amended the Directors’ Plan to increase the number of shares reserved for future issuance by 0.1 million shares. This amendment was approved by the stockholders at the 2010 Annual Meeting of Stockholders held on January 27, 2010.

Shareholder Rights Plan

On July 7, 2008, the Board of Directors adopted the Shareholder Rights Plan. See Note 12 to the 2008 Form 10-K filed with the SEC for more detailed information. In conjunction with the adoption of the Shareholder Rights Plan, the Company submitted a non-binding proposal to the Company’s stockholders to approve that plan, to be voted upon at the 2009 Annual Meeting of Stockholders. On January 28, 2009, at the 2009 Annual Meeting of Stockholders, the stockholders did not approve the non-binding proposal. As discussed in the Company’s 2008 Proxy Statement, if the Company’s stockholders did not support the non-binding proposal, the Board committed to reconsider whether to terminate the Shareholders Rights Plan and redeem the rights issued thereunder.

On November 18, 2009, the Board, after deliberations spanning over multiple Board meetings since the 2009 Annual Meeting of Stockholders, and with the input of its outside legal and financial advisors, determined not to terminate the Shareholder Rights Plan, or redeem the rights issued thereunder, at this time. The Shareholder Rights Plan (and the rights issued thereunder) is scheduled to expire on July 21, 2011. The Board considered the non-binding stockholder vote and the current environment relating to shareholder rights plans generally and balanced those factors against the short life of the Company’s Shareholder Rights Plan, the current increase in unsolicited and unfavorable acquisition proposals in the marketplace, particularly at a time when stock prices continue to experience downward pressure, increased hostile activity, and the overall effectiveness of such plans in requiring a potential acquirer to negotiate in good faith with the board so that the board may use its business judgment and exercise its fiduciary duties to its stockholders to obtain the highest possible price for the company. The Board also considered that shareholder rights plans do not prevent legitimate offers from being made.  The Board has and will continue to use its business judgment and to exercise its fiduciary duties, and continue to consider all reasonable acquisition proposals.

Finally, the members of the Board made this decision with the knowledge that in doing so, certain corporate governance organizations would recommend “withhold” votes on them when they stood for reelection.

Stock Option Activity

The following table summarizes stock option activity under our stock option plans (in thousands, except per share data):

	Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value Closing Price at 12/31/2009 of $2.76
Balance at September 30, 2009	3,694	$6.82
Granted	690	2.87
Options exercised	(14)	1.98
Options cancelled/forfeited	(94)	6.75
Balance at December 31, 2009	4,276	$6.20	6.06	$314
Vested and expected to vest at December 31, 2009	3,974	$6.36	5.97	$301
Exercisable at December 31, 2009	2,610	$7.12	5.54	$181

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009 (in thousands, except exercise prices and contractual life data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2009 of $2.76	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/2009 of $2.76
$0.35 – 2.32	653	3.71	$2.30	$299	353	$2.29	$166
2.50 – 2.87	745	6.89	2.83	15	75	2.57	15
2.98 – 4.90	517	6.13	4.17	—	322	4.21	—
4.95 – 7.65	430	5.33	6.72	—	375	6.81	—
7.68 – 8.13	423	5.87	7.97	—	406	7.97	—
8.25 – 8.28	547	7.05	8.25	—	423	8.25	—
8.35 – 9.25	613	7.49	9.13	—	368	9.06	—
9.26 – 45.00	348	5.66	12.56	—	288	12.53	—
$0.35 – 45.00	4,276	6.06	$6.20	$314	2,610	$7.12	$181

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.76 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was less than $0.1 million for both periods. As of December 31, 2009, total unrecognized compensation costs related to non-vested stock options was $3.0 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.4 years. As of December 31, 2008, total unrecognized compensation costs related to non-vested stock options was $5.9 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

Stock Award Activity

Non-vested stock awards are comprised of restricted stock awards and restricted stock units. The following table summarizes the stock award activity (in thousands, except per share data):

Non-vested Stock Awards	RSAs	RSUs		Total Number of Shares Underlying Awards		Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2009	90	588		678		$2.48
Awarded	—	455		455		2.87
Vested/Released	—	(140	)*	(140	)*	2.32
Forfeited	—	(56)		(56)		2.38
Non-vested balance at December 31, 2009	90	847		937		$2.70
*The RSUs released to employees require a two year holding period.

The aggregate intrinsic value of unvested RSAs based upon the Company’s closing price of $2.76 as of December 31, 2009 was $0.2 million. As of December 31, 2009, total unrecognized compensation costs related to unvested RSAs was less $0.1 million which is expected to be recognized as expense over a weighted average period of approximately 1 month.

On January 27, 2010, the Company’s Board members were granted 90,000 shares of RSAs for their annual service awarded under the Directors’ Plan. These grants are excluded from the preceding table.

The aggregate intrinsic value of RSUs based upon the Company’s closing price of $2.76 as of December 31, 2009 was $2.3 million. As of December 31, 2009, total unrecognized compensation costs related to unvested RSUs was $1.5 million which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company settles stock option exercises, RSAs and RSUs with newly issued common shares.

Valuation and Expense Information under SFAS 123(R)

On October 1, 2005, the Company adopted a FASB standard, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, RSAs, and RSUs based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSAs, and RSUs for the three months ended December 31, 2009 and 2008, respectively, which was allocated as follows (in thousands):

	Three Months Ended December 31,
	2009	2008

Stock-based compensation expense:
Cost of revenues	$162	$134
Sales and marketing	162	256
Research and development	90	109
General and administrative	475	466
Total stock-based compensation expense	$889	$965

The weighted-average estimated fair value of stock options granted during the three months ended December 31, 2009 and 2008 was $1.44 and $1.18 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2009	2008
Expected lives in years	3.8	2.8
Risk free interest rates	1.6%	1.6%
Volatility	68%	62%
Dividend yield	0%	0%

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

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2009 and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The FASB standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended December 31, 2009 and 2008 was based on our historical forfeiture experience.

Accuracy of Fair Value Estimates

The Company uses available information including third-party analyses to assist in developing the fair value assumptions based on a trinomial lattice valuation technique used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

awards, and actual and projected employee stock option exercise behaviors. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options, RSAs, and RSUs. Although the fair value of stock options, RSAs, and RSUs is determined in accordance with a FASB and an SEC Staff Accounting Bulletin standard using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 12—SEGMENT INFORMATION

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that the Company has one reportable segment.

The following table summarizes license revenue by product emphasis (in thousands):

	Three Months Ended December 31,
	2009	2008
License revenue:
Enterprise Foundation solutions	$2,808	$1,544
Marketing Director solutions	332	2,381
Decision Management solutions	4,292	4,016
Total	$7,432	$7,941

The following table summarizes service revenue consisting of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses by product emphasis (in thousands):

	Three Months Ended December 31,
	2009	2008
Service revenue:
Enterprise Foundation solutions	$8,471	$9,662
Marketing Director solutions	2,254	2,951
Decision Management solutions	4,067	2,823
Total	$14,792	$15,436

Foreign revenues are based on the country in which the customer order is generated. The following is a summary of total revenues by geographic area (in thousands):

	Three Months Ended December 31,
	2009	2008

United States	$7,077	$8,083
EMEA:
United Kingdom	11,697	6,132
Germany	2,473	3,636
Other EMEA	977	5,526
Total EMEA	15,147	15,294
Total	$22,224	$23,377

CHORDIANT SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net property and equipment information is based on the physical location of the assets. The following is a summary of property and equipment by geographic area (in thousands):

	December 31 2009	September 30, 2009

United States	$1,164	$1,313
EMEA:
United Kingdom	308	343
Other EMEA	166	194
Total EMEA	474	537
Total	$1,638	$1,850

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this report and the 2009 Audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009 filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Chordiant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Several of our current and prior customers have recently merged with others, been forced to raise significant levels of new capital, or received funds and/or equity infusions from regulators or governmental entities. This list of companies is extensive and includes Wachovia Corporation, AIG, Halifax Bank of Scotland, Royal Bank of Scotland, Barclays, and Lloyds. The impact of these transactions on our near term business is uncertain. Customers who have recently reorganized, merged or face new regulations may delay or terminate their software purchasing decisions, and an acquired or merged entity may lose the ability to make such purchasing decisions, resulting in declines in our bookings, revenues and cash flows. Alternatively, merged customers may expand the use of our software across the larger entity resulting in opportunities for us to sell additional software and services.

For the three months ended December 31, 2009, we recorded revenue of $22.2 million, a decrease of $1.2 million or 5% from the three months ended December 31, 2008. We incurred a net loss of $1.0 million and ended the quarter with over $52.3 million in cash, cash equivalents, and marketable securities as compared to $49.9 million at September 30, 2009. We generated cash from operating activities of $2.8 million.

Total revenue for the three months ended December 31, 2009 increased $7.0 million or 46% from the three months ended September 30, 2009. The increase in license revenue was $5.4 million, as we had a higher number of transactions at a higher average price than for the comparable period. Service revenue increased $1.6 million for the three months ended December 31, 2009 as compared to the three months ended September 31, 2009. The increase in service revenue was primarily composed of increases of $1.3 million in consulting revenue, $0.1 million in training revenue, and $0.3 million in support and maintenance revenue offset by a decrease of less than $0.1 million in expense reimbursement revenue.

Software Industry Consolidation and Possible Increased Competition

Our business strategy includes pursuing opportunities to grow our business, both through internal growth and through merger, acquisition and technology and other asset transactions. To implement this strategy, we may be involved in merger and acquisition activity and additional technology and asset purchase transactions of other software companies. During the quarter ended December 31, 2009, we purchased 1.95 million shares of SWK Holding Corporation (formerly Kana Software, Inc.) for approximately $1.7 million. These purchases were associated with the attempted, but unsuccessful, acquisition of the Company.

The enterprise software industry continues to undergo consolidation in sectors of the software industry in which we operate. IBM, SAP, Oracle and Sun Microsystems have made numerous acquisitions in the industry and Oracle has entered into an agreement to acquire Sun Microsystems, subject to certain regulatory approvals. While we do not believe that the companies acquired by IBM, SAP and Oracle have been significant competitors of Chordiant in the past, these acquisitions may indicate that we may face increased competition from larger and more established entities in the future.

Financial Trends

Backlog. As of December 31, 2009 and 2008, we had approximately $44.1 million and $55.6 million in backlog, respectively, which we define as contractual commitments made by our customers through purchase orders or contracts. Backlog is comprised of:

•
software license orders for which the delivered products have yet not been accepted by customers or have not otherwise met all of the required criteria for revenue recognition. This component includes billed amounts classified as deferred revenue;

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

The $11.5 million decline in total backlog over the past fiscal year is due to declines of approximately $7.1 million, $0.2 million and $4.2 million in the areas of software licenses, customer support contracts and professional services consulting contracts, respectively. Backlog declined sequentially for six of the past eight fiscal quarters but has increased in the two most recent quarters. The declines in backlog are due to revenue on previously signed transactions being recognized at a faster pace than new transactions are being consummated. Each category of backlog has also been impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or in Pounds Sterling.

The year over year decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $16.0 million levels achieved during the past twelve months, future losses will be incurred unless operating expenses are further reduced.

With respect to the year over year decline in the backlog of professional service consulting contracts, as some customers recently delayed or canceled projects, statements of work for professional services either expired unutilized or were canceled. For the three months ended December 31, 2009 these items aggregated $0.2 million and were removed from backlog at the date of the expiration or cancellation. While additional significant cancelations are not contemplated, such events could cause further declines.

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

Implementation by Third Parties. Over time, as our Enterprise Foundation products mature and system integrators become more familiar with our products, our involvement with implementations has diminished on some projects. If this trend continues to evolve, certain agreements with customers may transition from a contract accounting model to a more traditional revenue model whereby revenues are recorded upon delivery.

Service Revenues. Service revenues as a percentage of total revenues were 67% and 66% for the three months ended December 31, 2009 and 2008, respectively. We have shifted our sales force focus more towards our Decisioning Management solutions rather than our Enterprise Foundation solutions due to the current economic climate. The magnitude of professional services required to implement Decisioning Management solutions is much lower and performed in a shorter period of time than our Enterprise Foundation solutions, and as such, we expect our professional service revenue to decrease as we sell more of our Decisioning Management solutions. While the composition of revenue will continue to fluctuate on a quarterly basis, we expect that service revenues will represent between 60% and 75% of our total annual revenues in the foreseeable future.

Revenues from International Customers versus North America. For all periods presented, revenues were principally derived from customer accounts in North America and Europe. For the three months ended December 31, 2009 and 2008, international revenues were $15.1 million and $15.3 million, or approximately 68% and 65% of our total revenues, respectively. In future periods, we plan to pursue revenue opportunities in several emerging markets that may include Eastern Europe, Russia, China, and India. We believe that international revenue may represent a larger portion of our total revenues if our expansion into emerging markets is successful.

For the three months ended December 31, 2009 and 2008, North America revenues were $7.1 million and $8.1 million, or approximately 32% and 35%, respectively of our total revenues. We believe North America revenues will continue to represent a significant portion of our total revenues in the foreseeable future.

Gross Margins. Management focuses on license and service gross margin in evaluating our financial condition and operating performance. Gross margins on license revenues were 98% and 99% for the three months ended December 31, 2009 and 2008, respectively. We expect license gross margin on current products to range from 96% to 98% in the foreseeable future. The margin will fluctuate with the mix of products sold. Historically, the Enterprise Foundation products have higher associated third party royalty expense than the Marketing Director and Decision Management products.

Gross margins on service revenues were 63% and 57% for the three months ended December 31, 2009 and 2008, respectively. Generally gross margins improve as support and maintenance revenues represent a higher proportion of total services revenues. We expect that gross margins on service revenues will range between 50% and 65% in the foreseeable future.

Reductions in Workforce. In October 2009, we initiated a restructuring plan, the 2010 Restructuring, intended to consolidate and reduce the size of our management team. This resulted in a reduction of headcount. As a result of the cost-cutting measure, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2010, of approximately $0.1 million for severance costs.

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

As a result of the cost-cutting measures, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of December 31, 2008, all payments had been made.

In May 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. During the quarter ended March 31, 2007, we incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, we reversed the charge as we were not ultimately required to pay the severance expense to the employee.

During fiscal year 2002, we restructured several areas of the Company to reduce expenses and improve revenues. As part of this restructuring, we closed an office facility in Boston, Massachusetts and recorded an expense associated with the long-term lease which expires in January 2011. In 2007, we entered into a sublease with a sub-lessee for the remaining term of our lease at a rate lower than that which was forecasted when the original restructuring expense was recorded in 2002. This change in estimate resulted in a $0.4 million restructuring expense for the fiscal year ended September 30, 2007. If the sub-lessee of the facility were to default on their payments to us, further adjustments to restructuring expense might be required.

Income Taxes. During the period ended December 31, 2009, we recognized $0.5 million of non-cash deferred tax expense related to taxable income in the United Kingdom. It is expected that we will recognize a total of approximately $1.7 million of non-cash deferred tax expense during fiscal year 2010. We expect the deferred tax expense to be reduced in future years.

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

Critical Accounting Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

For product co-development arrangements relating to software products in development prior to the consummation of the individual arrangements where we retain the intellectual property being developed and intend to sell the resulting products to other customers, license revenue is deferred until the delivery of the final product, provided all other requirements of the guidance on software revenue recognition are met. Expenses associated with these co-development arrangements are normally expensed as incurred as they are considered to be research and development costs that do not qualify for capitalization or deferral. There have been no such arrangements during the periods presented.

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

For arrangements with multiple elements where we determine we can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. If the undelivered element is PCS, or other services, an amount equal to the estimated value of the services to be rendered prior to the next payment becoming due is allocated to the undelivered services. The residual of the payment is allocated to the delivered elements of the arrangement.

For arrangements with multiple elements where we determine we can account for the elements separately and the fees are not fixed or determinable due to extended payment terms, revenue is recognized in the following manner. Amounts are first allocated to the undelivered elements included in the arrangement, as payments become due or are received, and the residual is allocated to the delivered elements.

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

Allowance for Doubtful Accounts. We must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Generally, we require no collateral from our customers. Our gross accounts receivable balance was $23.1 million (including long-term accounts receivable of $0.9 million) with an allowance for doubtful accounts of $0.2 million as of December 31, 2009. Our gross accounts receivable balance was $21.1 million with an allowance for doubtful accounts of $0.8 million as of December 31, 2008. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Based upon current economic conditions, we have reviewed accounts receivable and have recorded allowances as deemed necessary.

Probability of the outcome of our current litigation. As discussed in Note 9, “Litigation” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, we record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. The estimated value of a stock option is most sensitive to the volatility assumption. Based on the December 31, 2009 variables, it is estimated that a change of 10% in either the volatility, expected life or interest rate assumption would result in a corresponding 8%, 4% and less than 1% change, respectively, in the estimated value of the option being valued using the Black-Scholes model. See Note 11 to the Condensed Consolidated Financial Statements for detailed information about stock-based compensation.

Accounting for Income Taxes. As part of the process of preparing our Condensed Consolidated Financial Statements we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Operations.

At December 31, 2009, we have $74.3 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs.  Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $4.7 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our NOLs residing in the United Kingdom. On September 30, 2008, we released (eliminated) $10.0 million of the valuation allowance on our DTAs related to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million was recognized as a credit (reduction) to the provision for income taxes.  In future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs and capital allowances, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2009 and September 30, 2009, the balance of the deferred tax valuation allowance was approximately $69.6 million.

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

When one or more of the above indicators of impairment occurs, we estimate the value of long-lived assets and intangible assets to determine whether there is impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding impairment. Recently, due to the decline of our stock price, our market capitalization, and the general economic climate we have assessed our long-lived assets and intangible assets and determined that no impairment charge was necessary. At December 31, 2009, the market capitalization of the Company exceeded the book value of the Company.

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

In preparing our Condensed Consolidated Financial Statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which are either included within the Condensed Consolidated Statement of Operations or as a separate part of our net equity under the caption “Accumulated Other Comprehensive Income.” The treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary conducts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

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

The magnitude of foreign currency gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro, the Canadian Dollar, and the Chinese Yuan. Any future translation gains or losses could be significantly larger or smaller than those reported in previous periods. At December 31, 2009, approximately $21.2 million of our cash and cash equivalents were held by our subsidiaries outside of the United States as compared to $36.6 million at December 31, 2008.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for detailed information regarding status of new accounting standards.

IFRS

International Financial Reporting Standards (IFRS) is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). In November 2008, the SEC issued for comment a proposed roadmap outlining several milestones that, if achieved, could lead to mandatory adoption of IFRS by U.S. issuers starting in 2014. Implementation of IFRS reporting would be in staged transition periods based upon our filing status. Based upon the current filing status, we would begin IFRS filing for the fiscal year ending September 30, 2017. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our Condensed Consolidated Financial Statements, and we will continue to monitor the development of the potential implementation of IFRS.

Results of Operations

The following table sets forth, in dollars (in thousands) and as a percentage of total revenues, unaudited Condensed Consolidated Statements of Operations data for the periods indicated. This information has been derived from the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended December 31,
	2009		2008
Statements of Operations Data:
Revenues:
License	$7,432	33%	$7,941	34%
Service	14,792	67	15,436	66
Total revenues	22,224	100	23,377	100
Cost of revenues:
License	134	1	98	—
Service	5,545	25	6,686	29
Amortization of intangible assets	303	1	303	1
Total cost of revenues	5,982	27	7,087	30
Gross profit	16,242	73	16,290	70
Operating expenses:
Sales and marketing	6,657	30	7,780	33
Research and development	5,354	24	5,259	23
General and administrative	4,504	20	4,402	19
Restructuring expense	144	1	784	3
Total operating expenses	16,659	75	18,225	78
Loss from operations	(417)	(2)	(1,935)	(8)
Interest income, net	29	—	292	1
Other income (expense) , net	(90)	—	685	3
Loss before income taxes	(478)	(2)	(958)	(4)
Provision for income taxes	494	2	1,711	7
Net loss	$(972)	(4)%	$(2,669)	(11)%

Comparison of the Three Months Ended December 31, 2009 and 2008 (Unaudited)

Revenues

    The following summarizes the components of our total revenues:

License Revenue

The increase or decrease of license revenue occurring within our three different product emphases is dependent on the timing of when a sales transaction is completed and whether a license transaction was sold with essential consulting services. License revenue sold with essential consulting services is generally recognized under the percentage-of-completion method of accounting. The timing and amount of revenue for those transactions being recognized under the percentage-of-completion is influenced by the progress of work performed relative to the project length of customer contracts and the dollar value of such contracts. The following table sets forth our license revenue by product emphasis for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
License Revenue:	2009	2008	Change	%
Enterprise Foundation solutions	$2,808	$1,544	$1,264	82%
Marketing Director solutions	332	2,381	(2,049)	(86)
Decision Management solutions	4,292	4,016	276	7
Total license revenue	$7,432	$7,941	$(509)	(6)%

Total license revenue decreased by $0.5 million or 6% for the three months ended December 31, 2009 as compared to the same period of the prior year. We had a similar number of transactions in the comparable periods. Due to the current economic climate, we have shifted our near term focus of our sales staff towards Decision Management solutions rather than Enterprise Foundation solutions. However, our Decision Management solutions generally generate smaller revenue per transaction than our Enterprise Foundation solutions. Included in license revenue for the three months ended December 31, 2009 were $1.6 million of revenues associated with additional seat orders placed by an existing Enterprise Foundation customer. Included in license revenue for the three months ended December 31, 2008 is $4.2 million of revenue related to Vodafone. These Vodafone revenues were associated with the Marketing Director and Decision Management solutions. License revenue as a percentage of total revenue was 33% and 34% for the three months ended December 31, 2009 and 2008, respectively.

Service Revenue

Service revenue is primarily composed of consulting implementation and integration, consulting customization, training, PCS, and certain reimbursable out-of-pocket expenses. The increase or decrease of service revenue within our three different product emphases is primarily due to the timing of when license transactions are completed, whether or not the license was sold with essential consulting services, the sophistication of the customer’s application, and the expertise of the customer’s internal development team. For non-essential service transactions, service revenue will lag in timing compared to the period of when the license revenue is recognized. The following table sets forth our service revenue by product emphasis for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
Service Revenue:	2009	2008	Change	%
Enterprise Foundation solutions	$8,471	$9,662	$(1,191)	(12)%
Marketing Director solutions	2,254	2,951	(697)	(24)
Decision Management solutions	4,067	2,823	1,244	44
Total service revenue	$14,792	$15,436	$(644)	(4)%

Total service revenue decreased $0.6 million or 4% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change in service revenue was primarily composed of decreases of $0.8 million in consulting revenue and $0.4 million in expense reimbursement revenue, offset by increases of $0.5 million in support and maintenance revenue and $0.1 million in training revenue. The decrease in consulting revenue is directly related to the decrease in license revenues in previous periods, since the majority of our customers use some form of our consulting services in connection with their projects. The timing of recognizing service revenue can vary from quarter to quarter depending on the project. We derived more of our license revenues from Decision Management solutions rather than Enterprise Foundation solutions due to our shift in focus of our sales staff. This has resulted in an increase of service revenue for our Decision Management solutions. Service revenue as percentage of total revenue was 67% and 66% for the three months ended December 31, 2009 and 2008, respectively.

See the Overview and Financial Trend section for further analysis of revenues.

Cost of Revenues

License

Cost of license revenue includes third-party software royalties and amortization of capitalized software development costs. Royalty expenses can vary depending upon the mix of products sold within the period. In addition, not all license products have associated royalty expense. Capitalized software development costs pertain to third party costs associated with the porting of existing products to new platforms. The following table sets forth our cost of license revenues for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Cost of license revenue	$134	$98	$36	37%
Percentage of total revenue	1%	—%

Cost of license revenue increased by less than $0.1 million or 37% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change is from increase in our royalty expense and the amortization of our porting capitalized software costs.

Service

Cost of service revenues consists primarily of personnel, third party consulting, facility, and travel costs incurred to provide consulting implementation and integration, consulting customization, training, and PCS. The following table sets forth our cost of service revenues for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Cost of service revenue	$5,545	$6,686	$(1,141)	(17)%
Percentage of total revenue	25%	29%

Cost of service revenue decreased $1.1 million or 17% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change was primarily due to decreases of $0.5 million in consulting cost, $0.2 million in sales and marketing programs, and $0.4 million in travel expense. We utilized fewer third party consultants because of the decrease in service revenue.

Gross Margins

See the Financial Trend section for our analysis of gross margins.

Amortization of Intangible Assets

Amortization of intangible assets cost consists of the amortization of amounts paid for developed technologies, customer lists and trade-names resulting from business acquisitions. The following table sets forth our costs associated with amortization of intangible assets for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Amortization of intangible assets	$303	$303	$—	—%
Percentage of total revenues	1%	1%

These costs are solely related to the $6.1 million of intangible assets associated with the acquisition of KiQ in December 2004. As of December 31, 2009, the intangible assets have been fully amortized.

Operating Expenses

Sales and Marketing

Sales and marketing expense is attributed to activities associated with selling, promoting and advertising our products, product demonstrations and customer sales calls. These costs consist primarily of employee compensation and benefits, commissions and bonuses, facilities, travel expenses and promotional and advertising expenses. The following table sets forth our sales and marketing expenses for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Sales and marketing expense	$6,657	$7,780	$(1,123)	(14)%
Percentage of total revenues	30%	33%

Sales and marketing expense decreased by $1.1 million or 14% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change was primarily from decreases of $0.6 million in employee related costs, $0.1 million in recruiting expense, $0.3 million in consultant expense, and $0.2 million in travel expense offset by an increase of $0.1 million in sales and marketing programs. The decrease in employee related costs is primarily from a 21% reduction in average headcount for each quarter. See Note 5 to the Condensed Consolidated Financial Statements for more details regarding the reduction in headcount.

Research and Development

Research and development expense results from the activities associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee compensation and benefits, facilities, the cost of software and development tools, equipment and consulting costs, including costs for offshore consultants. The following table sets forth our research and development expenses for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Research and development expense	$5,354	$5,259	$95	2%
Percentage of total revenues	24%	23%

Research and development expense increased by $0.1 million or 2% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change was primarily from increases of $0.3 million in employee related costs, $0.1 million in facility expense, and $0.1 million in travel expense offset by decreases of $0.3 million in consultant costs and $0.1 million in recruiting expense. We continue to reduce the use of consultants for our research and development.

General and Administrative

General and administrative expense is composed primarily of costs associated with our executive and administrative personnel (e.g. the office of the CEO, legal, human resources and finance personnel). These costs consist primarily of employee compensation and benefits, bonuses, stock compensation expense, facilities, consulting, legal and audit costs, including costs for Sarbanes-Oxley Act of 2002 (SOX) compliance. The following table sets forth our general and administrative expenses for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
General and administrative expense	$4,504	$4,402	$102	2%
Percentage of total revenues	20%	19%

General and administrative expense increased by $0.1 million or 2% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change was primarily from increases of $0.3 million in professional services offset by decrease of $0.2 million in bad debt expense. The increase in professional services is primarily due to accounting, tax, legal and outside service costs associated with our various merger and acquisition activities. The decrease in bad debt is primarily due to the resolution of a disputed receivable with one of our customers.

Restructuring Expense

In October 2009, we initiated a restructuring plan, the 2010 Restructuring, intended to consolidate and reduce the size of our management team. This resulted in a reduction of headcount. As a result of the cost-cutting measure, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2010, of approximately $0.1 million for severance costs.

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

As a result of the cost-cutting measures, we recorded a pre-tax cash restructuring charge in the first quarter of fiscal year 2009, of approximately $0.9 million, including $ 0.8 million for severance costs and $0.1 million for other contract termination costs. As of December 31, 2008, all payments had been made.

In May 2005, we undertook an approximate 10% reduction in our workforce. In connection with this action, we incurred a one-time cash expense of approximately $1.1 million in the fourth quarter ended September 30, 2005 for severance benefits. During the quarter ended March 31, 2007, we incurred an additional charge of less than $0.1 million for additional severance expense for an employee located in France. During the quarter ended December 31, 2008, we reversed the charge as we were not ultimately required to pay the severance expense to the employee.

Stock-based Compensation (included in Individual Operating Expense and Cost of Revenue categories)

The following table sets forth our stock-based compensation expense and functional breakdown for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2009	2008
Cost of revenues - service	$162	$134
Operating expenses:
Sales and marketing	162	256
Research and development	90	109
General and administrative	475	466
Total operating expenses	727	831
Total stock-based compensation expense	$889	$965

For the three months ended December 31, 2009, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $0.9 million and primarily related to $0.7 million associated with employee stock options, $0.1 million associated with restricted stock awards and $0.1 million associated with restricted stock units.

For the three months ended December 31, 2008, the aggregate stock-based compensation cost included in cost of revenues and in operating expenses was $1.0 million and primarily related to $0.8 million associated with employee stock options, $0.2 million associated with restricted stock awards, and less than $0.1 million associated with restricted stock units.

Interest Income, Net

Interest income, net, consists primarily of interest income generated from our cash, cash equivalents, restricted cash and marketable securities, offset by interest expense incurred in connection with letters of credit and interest charges imputed under FASB guidance for restructuring accruals. The following table sets forth our interest income, net for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Interest income, net	$29	$292	$(263)	(90)%
Percentage of total revenues	—%	1%

Interest income, net decreased by $0.3 million or 90% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change is primarily from the decrease of interest income earned at our foreign entities.

Other Income (Expense), Net

Other income (expense), net is primarily attributed to foreign currency transaction gains or losses and re-measurement of our short-term intercompany balances between the U.S. and our foreign denominated subsidiaries. The following table sets forth our other income, net for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended December 31,
	2009	2008	Change	%
Other income (expense), net	$(90)	$685	$(775)	(113)%
Percentage of total revenues	—%	3%

Other income decreased by $0.8 million or 113% for the three months ended December 31, 2009 as compared to the same period of the prior year. The change is primarily due to the re-measurement of our short-term intercompany balances resulting from changes in foreign exchange rates.

Provision for Income Taxes

Our provision for income taxes was $0.5 million and $1.7 million for the three months ended December 31, 2009 and 2008, respectively. The $1.2 million decrease in income taxes is primarily due to a decrease in non-cash tax expense in our UK subsidiary and a decrease in unrecoverable withholding tax payments related to sales transactions in India and Turkey compared to three months ended December 31 2008.

At December 31, 2009, we have $74.3 million in gross deferred tax assets (DTAs) attributable principally to our net operating losses (NOLs) and to a lesser extent temporary differences relating to deferred revenue. Historically, we maintained a 100% valuation allowance on our DTAs because we have previously been unable to conclude that it is more-likely-than-not that we will realize the tax benefits of these DTAs. Based on recent operating results and the reorganization of our intellectual property into the U.S., our current projections of disaggregated future taxable income have enabled us to conclude that it is more-likely-than-not that we will have future taxable income sufficient to realize $4.7 million of tax benefits from our deferred tax assets, which consist of that portion of our net deferred tax assets attributable to our net operating losses (NOLs) residing in the United Kingdom. On September 30, 2008, we had released (eliminated) $10.0 million of the valuation allowance on our DTAs related to the United Kingdom, of which $9.5 million was recognized as an offsetting reduction to goodwill (representing pre-acquisition NOLs) and $0.5 million was recognized as a credit (reduction) to the provision for income taxes. In future periods, we expect to incur tax expense related to the United Kingdom which will result in an increase in overall expense; however, to the extent that such tax expense is offset by the utilization of NOLs and capital allowances, the recognition of this additional tax expense will be a non-cash item.

The remaining balance of gross deferred tax assets was generated in the U.S. With respect to our U.S. generated deferred tax assets, we have recorded a full valuation allowance as the future realization of the tax benefit is not considered by management to be more likely than not. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, further adjustments to reduce the valuation allowance are possible. Conversely, if we realize unforeseen material losses in the future, or our ability to generate future taxable income necessary to realize a portion of the net deferred tax asset is materially reduced, additions to the valuation allowance could be recorded. At December 31, 2009 and September 30, 2009, the balance of the deferred tax valuation allowance was approximately $69.6 million.

Liquidity and Capital Resources

Prior to fiscal year 2007, we had not been profitable and we periodically generated cash through the issuance of our common stock.

For the three months ended December 31, 2009, we used approximately $1.7 million to purchase 1.95 million shares of SWK Holding Corporation (formerly Kana Software, Inc.). While these shares are publicly traded, the trading volumes are low and our ability to liquidate the shares may be unpredictable. Additionally, we incurred professional service costs associated with our various merger and acquisition related activities in the quarter ended December 31, 2009.

We generated cash from operating and financing activities and used cash in investing activities. It is anticipated that our current cash balances are adequate to fund operations for the next twelve months, however in the event we are not profitable, we would anticipate a decrease in cash and cash equivalents in the near term.

Due to the current global economic recession, maintaining our cash balances at their current levels will be highly dependent upon our ability to enter into new license and service agreements with customers and the payment terms associated with these agreements. Historically we have been able to negotiate payment terms that were favorable to us. In the current economic environment we may not be as successful in negotiating payments terms that are as favorable as in the past. If bookings do not meet our expectations, or we are not able to negotiate favorable payment terms, we would anticipate a decrease in cash and cash equivalents in the near term.

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

Operating Activities

Cash provided by operating activities was $2.8 million during the three months ended December 31, 2009, which consisted primarily of our net loss of $1.0 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, non-cash provision for income taxes , and the provision for doubtful accounts) aggregating approximately $2.1 million and the net cash change in assets and liabilities of approximately $1.7 million. This net cash change in account balances is primarily from deferred revenue of $3.2 million, accrued expenses, other liabilities—non-current and restructuring accruals of $2.9 million, accounts payable of $0.8 million, prepaid expenses and other current assets of $0.3 million, and other assets of less than $0.1 million offset by the change of $5.5 million in accounts receivable. The change in accounts receivable and deferred revenue is primarily due to the billing of customers near the end of the period for maintenance renewals for future periods.

Cash provided by operating activities was $2.6 million during the three months ended December 31, 2008, which consisted primarily of our net loss of $2.7 million adjusted for non-cash items (primarily depreciation and amortization, non-cash stock-based compensation expense, non-cash provision for income taxes , and the provision for doubtful accounts) aggregating approximately $3.2 million and the net cash change in assets and liabilities of approximately $2.1 million. This net cash change in account balances is primarily from deferred revenue of $0.9 million, accounts receivable of $2.7 million, and prepaid expenses and other current assets of $1.2 million, offset by net cash changes in account balance in other assets of $0.1 million, accounts payable of $2.4 million, and $0.2 million in accrued expenses, other liabilities—non-current and restructuring. The change in accounts receivable is primarily due to receivables collected at a slower rate than billed. The change in accounts payable is primarily due to our program to cut expenses.

Investing Activities

Cash used for investing activities was $1.8 million during the three months ended December 31, 2009. The cash used was primarily from the purchase of $1.7 million in marketable securities of SWK Holding Corporation (formerly Kana Software, Inc.), which are classified as available for sale, the purchase of $0.1 million of property and equipment and the capitalization of less than $0.1 million of software development costs associated with the porting of an existing product to a new platform. The property and equipment purchases were primarily computer equipment and software used in day-to-day operations. As computer equipment continues to age, we expect that we will need to increase equipment purchases in some future period. Additionally, we may use cash to fund acquisitions, purchase minority ownership interests in other companies, or fund investments in other businesses, technologies, or product lines.

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

We have no material commitments for capital expenditures. Expenditures in the next 24 months may increase as the average age of laptops and servers has increased.

Financing Activities

Cash provided by financing activities was less than $0.1 million during the three months ended December 31, 2009. The cash provided was related to proceeds from stock option exercises. The majority of stock options outstanding have strike prices that exceed the current market value, accordingly we do not anticipate significant proceeds from stock option exercises in the near term.

Cash provided by financing activities was less than $0.1 million during the three months ended December 31, 2008. The cash provided was related to proceeds from stock option exercises. As long as the market value of the Company’s common stock remains below the exercise price for the majority of the outstanding exercise price for the majority of outstanding stock options, significant proceeds from stock option exercised are not expected.

Revolving Line of Credit

See Note 7 to the Condensed Consolidated Financial Statements for detailed information regarding our existing revolving line of credit. We may consider other bank borrowing options which we believe are commercially available to us. Such facilities generally allow for higher borrowing limits based on a percentage of annual recurring revenues.

Contractual Obligations

Ness

In 2003, we entered into an agreement with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”) and in January 2009, we extended the Ness agreement through December 31, 2011. Pursuant to the Ness agreement, Ness provides our customers with technical product support through a worldwide help desk facility, a sustaining engineering function that serves as the interface between technical product support and internal engineering organization, product testing services, product development services and certain other identified technical and consulting services (collectively, the “Services”). Under the terms of the Ness agreement, we pay for services rendered on a monthly fee basis and reimbursement of approved out of-pocket expenses. If we had terminated the Ness agreement for convenience prior to December 31, 2009, we would have been required to pay a termination fee no greater than $0.5 million, however, this cancellation penalty lapsed at December 31, 2009. We also had guaranteed certain equipment lease obligations of Ness for equipment acquired by Ness to be used in performance of the Services, either through leasing arrangements or direct cash purchases, for which we were obligated under the agreement to reimburse Ness. In 2006, Ness entered into a 36 month equipment lease agreement with IBM India and, in connection with the lease agreement we had an outstanding standby letter of credit to guarantee Ness’ financial commitments under the lease. During the quarter ended June 30, 2009, the lease expired and we no longer have an obligation to reimburse Ness.

Leases

Operating lease obligations in the table below include approximately $0.7 million for our Boston, Massachusetts facility operating lease commitment that is included in Restructuring Expense. As of December 31, 2009, we had $0.3 million in sublease income contractually committed for future periods relating to this facility. See Notes 5 and 8 to the Condensed Consolidated Financial Statements for further discussion.

We have asset retirement obligations, associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 31, 2009, we estimate that approximately $0.3 million will be required to fulfill these obligations.

The following table presents certain payments due under contractual obligations as of December 31, 2009 based on fiscal years (in thousands):

	Payments Due By Period
	Total	Due in 2010	Due in 2011-2012	Due in 2013-2014
Operating lease obligations	$10,261	$2,684	$5,195	$2,382
Asset retirement obligations	317	—	317	—
Total	$10,578	$2,684	$5,512	$2,382

As of December 31, 2009, we had $1.1 million of gross unrecognized tax benefits. As of December 31, 2009, we cannot make a reasonably reliable estimate of the period in which these liabilities may be settled with the respective tax authorities, as such they are excluded from the above table. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

Indemnification

See Note 8 to the Condensed Consolidated Financial Statements for detailed information regarding our indemnifications.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to the impact of interest rate changes, equity volatility and foreign currency fluctuations.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we primarily invested in money market accounts and short-term certificates of deposit. Due to the nature of these investments, the Company did not have a material interest rate risk at September 30, 2009 and December 31, 2009.

Equity Price Risk. We are exposed to equity price risk as we hold marketable securities, which had an estimated fair value of $1.7 million. These marketable securities may be subject to significant fluctuations in fair value due to the volatility of the stock market. Using a hypothetical reduction of 10 percent in the stock price of these marketable securities, the fair value of our marketable securities would decrease by approximately $0.2 million as of December 31, 2009.

Foreign Currency Risk. International revenues accounted for approximately 68% of total revenues for three months ended December 31, 2009. International revenues accounted for approximately 65% of total revenues for the year ended December 31, 2008. The Company’s international operations have increased our exposure to foreign currency fluctuations. Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the United Kingdom Pound Sterling, the Euro, the Canadian Dollar, and the Chinese Yuan. The Consolidated Statement of Operations is translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations, if the United States Dollar weakens against foreign currencies. We do not hedge our exposure to foreign currency fluctuations.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of Stockholders’ Equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended December 31, 2009 and the fiscal year ended September 30, 2009, we recorded net foreign currency transaction loss of $0.1 million and less than $0.1 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A.
RISK FACTORS

The Company has marked with an asterisk  (*) those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K filed  with the Securities and Exchange Commission for the fiscal year ended September 30, 2009.

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

*Our backlog has declined over the past two years, which will adversely affect revenues and could result in losses in future periods, and our known backlog of business may not result in revenue.

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

Prior to the most recent two fiscal quarters, when backlog increased, backlog had declined sequentially over each of the prior six fiscal quarters due to lower than expected bookings. In the aggregate, backlog declined significantly over the past fiscal year. The decline in backlog is primarily due to revenue on previously signed transactions being recognized at a faster pace than new transactions were being consummated. Each category of backlog has also been unfavorably impacted by recent foreign exchange rate changes, as significant portions of the underlying balances are denominated in Euros or Pounds Sterling.

The decline in backlog and the associated deferred revenue balances will adversely affect revenues in future periods, and our ability to forecast future revenues will be diminished. Because our backlog has declined, the financial results of future periods will be more dependent upon the signing of new transactions. Accordingly, the level of future revenues will be less predictable. If average quarterly aggregate bookings remain at the $16.0 million levels achieved during the past twelve months, future losses would be incurred unless operating expenses are reduced.

Backlog is not necessarily indicative of revenues to be recognized in a specified future period. There are many factors that would impact the Company’s filling of backlog, such as the Company’s progress in completing projects for its customers and Chordiant’s customers’ meeting anticipated schedules for customer-dependent deliverables. The Company provides no assurances that any portion of its backlog will be filled during any fiscal year or at all, or that its backlog will be recognized as revenues in any given period or at all. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog. The risk that customers will reduce the scope of, delay or terminate projects, thus delaying or eliminating our ability to recognize backlog as revenue, is exacerbated in the current economic environment. For the three months ended December 31, 2009 these items defaulted aggregated $0.2 million and were removed from backlog at the date of the expiration or cancellation

Geopolitical concerns could make the closing of license transactions with new and existing customers difficult.

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

We derive a significant portion of our license and service revenue from a limited number of customers. The loss of a major customer could cause a decrease in revenues and net income. For the three months ended December 31, 2009, Royal Bank of Scotland plc and Lloyds TSB Bank accounted for 22% and 11% of our total revenue, respectively. For the three months ended December 31, 2008, Citicorp Credit Services, Inc. and Vodafone Group Services Limited and affiliated companies accounted for 13% and 25%, respectively, of our total revenue. While our customer concentration has fluctuated, we expect that a limited number of customers will continue to account for a substantial portion of our revenues in any given period. As a result, if we lose a major customer, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net income would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, which may materially affect our operating results. For example, Vodafone Group Services Limited and affiliated companies, which had purchase commitments through the quarter ended June 30, 2009, may not purchase additional products or services with us. The deteriorating economic environment has resulted in failures of financial institutions and significant consolidation within the financial services industry from which we derive a significant portion of our customers and revenues. Accordingly, the risk that we could lose a significant customer is exacerbated in the current economic environment.

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

*Our marketable securities could be adversely affected if the companies underlying the investments are not successful or if the stock market remains volatile.

Our marketable securities represent investments in common stock that could decline or fluctuate in value based upon the results of the investee companies, or a deterioration of general market conditions. Additionally, trading volumes can fluctuate and impact our ability to sell shares at favorable prices. To date we have experienced no losses associated with these possible events; however, we can provide no assurance that our investment in marketable securities will not be impacted by future results or adverse market conditions.

*To date, our sales have been concentrated in the insurance, healthcare, telecommunications and financial services markets, and if we are unable to continue sales in these markets or successfully penetrate new markets, our revenues may decline.

Sales of our products and services in several large markets—insurance, healthcare, telecommunications and financial services, accounted for approximately 87% and 82% of our total revenues for the three months ended December 31, 2009 and 2008, respectively. We expect that revenues from these markets will continue to account for a substantial portion of our total revenues for the foreseeable future. However, we are seeking to opportunistically expand in other markets. If we are unable to successfully increase penetration of our existing markets or achieve sales in additional markets, or if the overall economic conditions in our target markets further deteriorates, our revenues may decline. Some of our current and prospective customers, especially those in the financial services and insurance industries, have faced and may continue to face severe financial difficulties given their exposure to deteriorating financial and credit markets, as well as the mortgage and homebuilder sectors of the economy. This may cause our current and prospective customers to reduce, delay or terminate their spending on technology, which in turn would have an adverse impact on our bookings and revenues.

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

*Given current economic and market conditions, we may be forced to make additional reductions to our workforce.

In July 2005, October 2006, May 2008, October 2008 and first fiscal quarter of 2010, we reduced our workforce, in the case of the reductions in 2005, 2006 and 2008 by approximately 10% to 15% and in the case of the reduction in the first quarter of 2010 by approximately less than 1%. Given the current economic and market conditions, we may be forced to further reduce our workforce, which could materially and adversely affect our business, financial condition and results of operations.

*Fluctuations in the value of the U.S. dollar relative to foreign currencies could negatively affect our operating results and cash flows.

A significant portion of our sales and operating expenses result from transactions outside of the U.S., often denominated in foreign currencies. These currencies include the United Kingdom Pound Sterling, the Euro, the Canadian Dollar, and the Chinese Yuan. Our international sales comprised 68 % and 65% of our total sales for the three months ended December 31, 2009 and 2008, respectively. Our future operating results, as well as our cash and deferred revenue balances, will continue to be subject to fluctuations in foreign currency rates, especially if international sales increase as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. For the three months ended December 31, 2009, we had a foreign currency transaction loss of $0.1 million. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussions.

*Low gross margin in services revenues could adversely impact our overall gross margin and income.

Our services revenues have had lower gross margins than our license revenues. Service revenues comprised 67% and 66% of our total revenues for the three months ended December 31, 2009 and 2008, respectively. Gross margin on service revenues was 63% and 57% for the three months ended December 31, 2009 and 2008, respectively. License revenues comprised 33% and 34% of our total revenues for the three months ended December 31, 2009 and 2008, respectively. Gross margins on license revenues were 98% and 99% for the three months ended December 31, 2009 and 2008, respectively. As a result, an increase in the percentage of total revenues represented by services revenues, or an unexpected decrease in license revenues, could have a detrimental impact on our overall gross margins. To increase services revenues, we may expand our services organization, requiring us to successfully recruit and train a sufficient number of qualified services personnel, enter into new implementation projects and obtain renewals of current maintenance contracts by our customers. This expansion could further reduce gross margins in our services revenues. In addition, given the current economic environment, customers and potential customers have sought and may seek discounts on our services, or services at no charge, which has and would further reduce our services gross margins and materially and adversely affect our business, financial condition and results of operations.

*Our revenues decreased in fiscal year 2009 as compared to fiscal year 2008, in fiscal year 2008 as compared to fiscal year 2007, and in fiscal year 2009 we were not profitable, which may raise vendor viability concerns about us and thereby make it more difficult to consummate license transactions with new and existing customers.

Our revenues decreased materially in fiscal year 2009 as compared to fiscal year 2008 and in fiscal year 2008 as compared to fiscal year 2007. In addition, we were not profitable in the three months ended December 31, 2009, fiscal year 2009, or the fiscal years prior to September 30, 2007. As of December 31, 2009, we had an accumulated deficit of $237.6 million. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses or decreased revenues may make many customers reluctant to enter into new large value license transactions without some assurance that we will operate profitably. If we fail to enter into new large value license transactions due to profitability and/or viability concerns by our vendors, our revenues could decline, which could further adversely affect our operating results.

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

A portion of our quarterly revenues depends primarily upon product implementation by our customers. We have historically recognized a significant portion of our license and services revenue through the percentage-of-completion accounting method, using labor hours incurred as the measure of progress towards completion of implementation of our products, and we expect this practice to continue. The percentage-of-completion accounting method requires ongoing estimates of progress of complicated and frequently changing technology projects. Documenting the measure of progress towards completion of implementation is subject to potential errors and changes in estimates. As a result, even minor errors or minor changes in estimates may lead to significant changes in accounting results which may be revised in later quarters due to subsequent information and events. Thus, delays or changes in customer business goals or direction when implementing our software may adversely impact our quarterly revenue. Additionally, we may increasingly enter into term, subscription or transaction-based licensing transactions that would cause us to recognize license revenue for such transactions over a longer period of time than we have historically experienced for our perpetual licenses. In addition, a significant portion of new customer orders have been booked in the third month of each calendar quarter, with many of these bookings occurring in the last two weeks of the third month. We expect this trend to continue, and therefore any failure or delay in bookings would decrease our quarterly revenue and cash flows. The terms and conditions of individual license agreements with customers vary from transaction to transaction. Historically, the Company has been able to obtain prepayments for product in some cases, but more recently we have entered into large transactions with payments from customers due over one or more years. Other transactions link payment to the delivery or acceptance of products. If we are unable to negotiate prepayments of fees our cash flows and financial ratios with respect to accounts receivable would be adversely impacted. If our revenues, operating margins or cash flows are below the expectations of the investment community, our stock price is likely to decline.

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

Since 2003, we have contracted with Ness Technologies Inc., Ness USA, Inc. (formerly Ness Global Services, Inc.) and Ness Technologies India, Ltd. (collectively, “Ness”) to attract, train, assimilate and retain sufficient highly qualified personnel to provide staffing for our consulting projects, technical support, product testing and certain sustaining engineering functions. As of December 31, 2009, we use the services of approximately 128 consultants through Ness, down from the 144 consultants used at December 31, 2008. In addition, as a result of the reductions in our workforce in recent years, we continue to have a significant dependence on Ness. This agreement is an important component of our strategy to address the business needs of our customers and manage our expenses. The success of this operation will depend on our ability and Ness’s ability to attract, train, assimilate and retain highly qualified personnel in the required periods. A disruption or termination of our relationship with Ness could adversely affect our operations. Failure to effectively manage the organization and operations will harm our business and financial results.

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

For the three months ended December 31, 2009, international revenues were $15.1 million or approximately 68% of our total revenues. For the three months ended December 31, 2008, international revenues were $15.3 million or approximately 65% of our total revenues. We expect that international revenues will continue to represent a significant portion of our total revenues in future periods. We have faced, and will continue to face, difficulties in managing international operations, which include:

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

•
Difficulties in commencing new operations in countries where the Company has not previously conducted business, including those associated with corporate and tax laws, banking relationships, product registrations, employment laws, government regulation, product warranty laws and adopting to local customs and culture;

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

We have recorded significant goodwill and deferred tax asset balances that are subject to either impairment or realizability evaluations under U.S. Generally Accepted Accounting Principles. Such evaluations are based on factors including our future profitability and market value. As a result, if we experience significant declines in those measurements, these assets could be subject to impairment or write-off, which would result in additional volatility to our operating results.

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

CHORDIANT SOFTWARE, INC.

By:	/s/ PETER S. NORMAN
Peter S. Norman Chief Financial Officer and Principal Accounting Officer

Dated: January 28, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chordiant Software, Inc.	Form 10-K	11/20/2008
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	Form 8-K	7/11/2008
3.3	Amended and Restated Bylaws of Chordiant Software, Inc.	Form 8-K	6/3/2008
4.1	Specimen Common Stock Certificate	Form S-1 (No. 333-92187)	2/7/2000
4.2	Rights Agreement dated as of July 10, 2008 by and between Chordiant Software, Inc. and American Stock Transfer & Trust Company, LLC	Form 8-K	7/11/2008
4.3	Form of Rights Certificate	Form 8-K	7/11/2008
10.31*	Separation Agreement by and between Chordiant Software, Inc. and Charles Altomare dated October 9, 2009.	Form 10-K	11/19/2009
10.71 *
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement (No Holding Period)
		Form 8-K	11/19/2009
10.72 *
Form of Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice for Non-U.S. Employees and Chordiant Software, Inc. 2005 Equity Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Employees (No Holding Period)
		Form 8-K	11/19/2009
10.73*	A description of certain compensation arrangements between Chordiant Software, Inc. and its executive officers.	Form 8-K	11/19/2009
10.74*	Amended and Restated 1999 Non-Employee Directors' Stock Option Plan	Schedule 14A	12/18/2009
10.75 *†	Chordiant Software, Inc. Fiscal Year 2010 Executive Incentive Bonus Plan			X
10.76 *†	Chordiant Software, Inc. Fiscal Year 2010 Senior Vice President and General Manager Worldwide Client Services Incentive Bonus Plan			X
10.77 *†	Chordiant Software, Inc. Fiscal Year 2010 General Counsel Incentive Bonus Plan			X
21.1	Subsidiaries of Chordiant Software, Inc.			X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)			X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)			X
32.1#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Management contract or compensatory plan or arrangement.
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